Form 10-Q
period 1994-12-31
STEEL TECHNOLOGIES INC
filed 1995-02-14
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


 (MARK ONE)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

                               OR

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM            TO
                                    ----------    ----------


     Commission file number 0-14061


                     STEEL TECHNOLOGIES INC.
     (Exact name of registrant as specified in its charter)

              KENTUCKY                        61-0712014
 (State or other jurisdiction of           (I.R.S. Employer)
 incorporation or organization)           Identification No.)

15415 Shelbyville Road, Louisville, KY            40245
(Address of principal executive offices)        (Zip Code)

                         (502) 245-2110
      (Registrant's telephone number, including area code)

 ---------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                          -----        -----

There were 12,158,365 shares outstanding of the Registrant's common stock as of January 31, 1995.

                     STEEL TECHNOLOGIES INC.

                              INDEX




                                                     Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          December 31, 1994 (Unaudited) and
          September 30, 1994 (Audited)                     3

          Condensed Consolidated Statements of
          Income Three months ended December 31,
          1994 and 1993 (Unaudited)                        4

          Condensed Consolidated Statements of
          Cash Flows Three months ended December 31,
          1994 and 1993 (Unaudited)                        5

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                           6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8-10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                 10

                 Part I. - FINANCIAL INFORMATION
                  Item 1.  Financial Statements
                           --------------------

                     STEEL TECHNOLOGIES INC.
              Condensed Consolidated Balance Sheets
                     (Amounts in Thousands)

                                     December 31,   September 30,
                                         1994           1994
ASSETS                                (Unaudited)     (Audited)
- - - -----------------------------------------------------------------
Current assets:
- - - --------------
  Cash and cash equivalents          $      6,243     $     1,008
  Trade accounts receivable, net           36,359          34,496
  Inventories (Note 2)                     75,624          80,357
  Deferred income taxes                     1,400           1,450
  Prepaid expenses                             52             536
- - - -----------------------------------------------------------------
     Total current assets                 119,678         117,847
- - - -----------------------------------------------------------------

Property, plant and equipment, net         82,282          73,329
- - - -----------------------------------------------------------------

Investments in corporate joint ventures     8,253           7,930
- - - -----------------------------------------------------------------

Other assets                                1,283           1,307
- - - -----------------------------------------------------------------
                                     $    211,496     $   200,413
=================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
- - - -----------------------------------------------------------------
Current liabilities:
- - - --------------------
  Accounts payable                   $     36,869     $    43,432
  Accrued liabilities                       3,229           3,094
  Income taxes                                377               -
  Long-term debt due within one year          385             810
- - - -----------------------------------------------------------------
     Total current liabilities             40,860          47,336
- - - -----------------------------------------------------------------

Long-term debt                             76,542          60,805
- - - -----------------------------------------------------------------

Deferred income taxes                       4,912           4,634
- - - -----------------------------------------------------------------

Shareholders' equity:
- - - ---------------------
  Preferred stock                           -               -
  Common stock                             18,632          18,625
  Additional paid-in capital                4,909           4,909
  Retained earnings (Note 3)               65,641          64,104
- - - -----------------------------------------------------------------
                                           89,182          87,638
- - - -----------------------------------------------------------------
                                     $    211,496     $   200,413
=================================================================





The accompanying notes are an integral part of the financial statements.

                     STEEL TECHNOLOGIES INC.
           Condensed Consolidated Statements of Income
    (Amounts in Thousands, Except per Share Data, Unaudited)


                                                   Three months ended
                                                       December 31
                                                   1994            1993
- - - ---------------------------------------------------------------------------

Sales                                          $    64,245      $  54,072
Cost of goods sold                                  56,423         46,958
- - - ---------------------------------------------------------------------------
  Gross profit                                       7,822          7,114

Selling, general and administrative expenses         4,000          3,396
Equity in net income of unconsolidated
 corporate joint venture                               323            303
- - - ---------------------------------------------------------------------------
  Operating income                                   4,145          4,021

Interest expense                                       890            318
- - - ---------------------------------------------------------------------------
  Income before income taxes                         3,255          3,703

Provision for income taxes                           1,231          1,327
- - - ---------------------------------------------------------------------------
  Net income                                   $     2,024      $   2,376
===========================================================================


Weighted average number of
  common shares outstanding (Note 4)                12,157         12,137
===========================================================================


Earnings per common share (Note 4)             $      0.17      $    0.20
===========================================================================

Cash dividends per common
  share (Note 4)                               $      0.04      $    0.03
- - - ---------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

                     STEEL TECHNOLOGIES INC.
         Condensed Consolidated Statements of Cash Flows
                (Amounts in Thousands, Unaudited)



                                                   Three months ended
                                                       December 31,
                                                  1994           1993
- - - ---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $      2,024    $    2,376
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                      1,603         1,195
   Deferred income taxes                                328           150
   Equity in net income of corporate
    joint venture                                      (323)         (304)
   Increase (decrease) in cash
    resulting from changes in:
     Trade accounts receivable                       (1,863)        1,799
     Inventories                                      4,733        (1,615)
     Accounts payable                                (6,563)       (5,343)
     Accrued liabilities and taxes                      512           984
     Other                                              508          (689)
- - - ---------------------------------------------------------------------------
Net cash provided by (used in) operating activities     959        (1,447)
- - - ---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment         (10,556)       (4,392)
- - - ---------------------------------------------------------------------------
Net cash used in investing activities               (10,556)       (4,392)
- - - ---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                        15,494         6,968
 Principal payments on long-term debt                  (182)            -
 Issuance of common stock under incentive
  stock option plan                                       7             -
 Cash dividends on common stock                        (487)         (364)
- - - ---------------------------------------------------------------------------
Net cash provided by financing activities            14,832         6,604
- - - ---------------------------------------------------------------------------

Net increase in cash and cash equivalents             5,235           765
Cash and cash equivalents, beginning of year          1,008           140
- - - ---------------------------------------------------------------------------
Cash and cash equivalents, end of period       $      6,243    $      905
===========================================================================


Supplemental Disclosures:
- - - -------------------------
Cash paid for interest was $1,084,000 and $339,000 for the periods ended December 31, 1994 and 1993, respectively. Cash paid for income taxes was $55,000 and $277,000 for the periods ended December 31, 1994 and 1993, respectively.

The accompanying notes are an integral part of the financial statements.

                     STEEL TECHNOLOGIES INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1994 and the consolidated statements of income for the three month periods ended December 31, 1994 and 1993, and the condensed consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1994 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the
year ended September 30, 1994.   The results of operations for
the three months ended December 31, 1994 are not necessarily indicative of the operating results for the full year.


2.   INVENTORIES

                           December 31,  September 30,
                               1994          1994
                           (Unaudited)     (Audited)
                           ---------------------------
                             (Amounts in Thousands)
Inventories consist of:
- - - ------------------------------------------------------
   Raw materials              $66,479       $71,630
   Finished goods and
    work in process             9,145         8,727
- - - ------------------------------------------------------
                              $75,624       $80,357
======================================================


3.   RETAINED EARNINGS

                                   Three months ended
                                   December 31, 1994
                                   ------------------
                                 (Amounts in Thousands)
Retained earnings consists of:
- - - -------------------------------------------------------
  Balance, beginning of year                   $64,104

   Net income                                    2,024

   Cash dividends on common stock                 (487)
- - - -------------------------------------------------------
  Balance, end of period                       $65,641
=======================================================

4.   EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of common shares outstanding during each period. Common stock options are not included in earnings per share computations since their effect is not significant.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
- - - ---------------------

For the first quarter ended December 31, 1994, the Company posted record sales of $64,245,000 compared to 1993 sales of $54,072,000, an increase of 19%. The Company benefited from an improving economy and increased automotive production schedules in the first quarter. The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry.

The Company continued to increase its market share as the demand for flat rolled products remained strong throughout the first quarter. These factors allowed the Company to establish a new first quarter tonnage record with a 12% increase in the number of tons shipped from a year ago. Additionally, sales benefited from increased selling price of approximately 8% as the Company was able to pass through higher raw material costs to its customers.

Cost of goods sold increased as a percentage of sales to 88% in the first quarter ended December 31, 1994 from 87% in 1993. The continuation of the strong demand of the past year in automotive and other steel consuming markets has created continued upward pressure on the prices for steel from the primary mills.
Although a lag existed between the time the price increases impacted the Company and when they were ultimately passed on, the Company was successful in passing through a majority of these raw material increases. These raw material increases offset the benefits of the production cost economies of scale attributable to the increased sales volumes and as a result the gross profit margin decreased to 12% in 1994 from 13% in 1993. The Company has taken steps to improve its ability to pass through these raw material increases and while the gross profit margin decreased in the first quarter of the 1995 fiscal year, the gross profit margin showed improvements over the immediately preceeding quarter. The Company is optimistic that increases in the average selling price for flat rolled products will allow the Company to continue this quarter-to-quarter margin improvement in fiscal 1995.

The Company continues to actively managed the level at which selling, general and administrative costs are added to its cost structure. This cost control over the last several years has resulted in selling, general and administrative costs increasing at a slower rate than the growth in sales. As a result, selling, general and administrative expenses have remained at 6% of sales for the quarter ended December 31, 1994 and 1993.

The Company's equity in unconsolidated corporate joint venture increased to $323,000 in 1994 from $303,000 in 1993 as a result of an increase in the operating profits of the 50% owned corporate joint venture, Mi-Tech Steel, Inc.

Interest expense increased to $890,000 in 1994 from $318,000 in 1993. These increases are the result of higher average outstanding borrowings and higher interest rates on the outstanding borrowings during the quarter ended December 31, 1994.

The Company anticipates a charge to earnings of approximately
$.02 per share in the second quarter of fiscal 1995 to record the impact of the Mexican peso devaluation on the Company's 80% owned steel processing company located in Monterrey, Mexico.

The tax act of 1993 increased the Company's maximum corporate tax rate causing the effective income tax rate to increase to 38% in the first quarter ended December 31, 1994 from 36% a year ago. The impact of the higher statutory rate is offset somewhat by the earnings of the Mi-Tech Steel joint venture, which are not fully taxable to the Company.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Cont.)

Liquidity and Capital Resources
- - - -------------------------------

At December 31, 1994, the balance sheet reflected a strong financial condition. The Company had $78,818,000 of working capital, maintained a current ratio of 2.9:1 and had total long-term debt at 46% of total capitalization. Additionally, shareholders' equity increased to a record $89,182,000 at December 31, 1994.

Over the last several years the Company has improved its financial position as sales and operating profits have increased significantly. Accounts receivable, inventories and other working capital items have been increased to support the higher sales levels and an additional several days of inventory have been maintained in anticipation of rising raw material costs. These working capital items were financed with a combination of debt and cash from operations.

This financial strength has also allowed the Company to continue its investment in new equipment and facilities during the three months ended December 31, 1994. Capital expenditures for the first quarter totaled $10,556,000 and were financed primarily with proceeds from long-term debt. During the quarter the Company invested over $4,000,000 on the new steel processing facility in Gallatin County, Kentucky. This new facility, located adjacent to the new Gallatin Steel mini mill, will have the capability to pickle, level and slit flat rolled steel. Construction began in October 1994 and the facility is estimated to be operational in the fourth quarter of fiscal 1995. This new $20 million operation will comprise the majority of the planned $25 million 1995 capital budget.

During the first quarter the Company made significant progress on the expansion of the Portage, Indiana, facility. This $6 million expansion will significantly increase the production capacity of the Portage, Indiana, plant which will enable the Company to extend its coverage in the Chicago and Midwest markets. The expansion includes the installation of new slitting lines as well as an additional 75,000 square feet of production and storage space.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs. The Company expects funds generated from operations and the availability of $10 million under its recently expanded $80 million unsecured bank line of credit to be sufficient to finance the capital additions plans for 1995. The working capital needs associated with the anticipated sales growth in 1995 should be offset by the cash flow generated from anticipated inventory reductions. As fiscal 1995 progresses, the Company expects to increase its inventory turnover as it reduces the level of inventory purchased in anticipation of rising raw material costs.

At this time the Company has no known commitments or demands which must be met beyond the next twelve months other than the line of credit. It is currently anticipated that a portion of the line of credit will be refinanced with longer term debt and the remainder will be renewed at the end of the term. However, the Company may seek, from time to time, additional funds to finance the opening of new plants, significant improvements in its production and processing equipment and purchases of equipment to expand its production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At December 31, 1994, the Company had $76,542,000 in long-term debt outstanding. Under its various loan agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Cont.)

Liquidity and Capital Resources (Cont.)
- - - ---------------------------------------

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $6,250,000 of the bank financing required for working capital purposes of Mi-Tech Steel, Inc.

The Company maintains an investment, principally in preferred stock of Processing Technology, Inc., a corporate joint venture.

The Company continues to evaluate the possible conversion of its preferred stock investment into common stock of Processing Technology, Inc. The Company's decision to convert its investment to common stock will be based upon the joint venture attaining certain financial criteria established by Steel Technologies. Upon conversion, the Company would be obligated to guarantee a proportionate share, currently approximating $10,500,000, of the joint venture's loan and lease commitments. Currently, the Company is a guarantor on a $2,000,000 Processing Technology, Inc. bank line of credit.

The Company does not sponsor medical and life programs which extend to pensioners and dependents. Therefore, the Company is not subject to the provisions of Statement of Financial
Accounting Standards, No. 106, "Employers' Accounting for
Postretirement Benefits Other than Pensions."


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - - -----------------------------------------

(a) First Amendment to Loan Agreement dated as of January 17, 1995, between the Registrant and PNC Bank, Kentucky, Inc., National City Bank, Kentucky, NBD Bank, N.A. and Third National Bank, Nashville, Tennessee.

(b) On November 21, 1994, the Company reported on Form 8-K that
Timothy M. Graven resigned, effective November 15, 1994, as President and Chief Operating Officer and as a director of Steel Technologies Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    STEEL TECHNOLOGIES INC.
                    -----------------------
                         (Registrant)


                    By   Kenneth R. Bates
                         ----------------
                         Kenneth R. Bates
                         Vice President Finance;
                         Chief Financial Officer
                         (Principal Financial and
                         Chief Accounting Officer)




Dated February 13, 1995

                        INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
- - - -------                    ----------------------

  10     --  First Amendment to Loan Agreement dated as of
             January 17, 1995, between the Registrant and
             PNC Bank, Kentucky, Inc., National City Bank,
             Kentucky, NBD Bank, N.A. and Third National
             Bank, Nashville, Tennessee