Form 10-Q/A
period 1994-12-31
STEEL TECHNOLOGIES INC
filed 1995-03-28
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q/A


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




Dated March 28, 1995

                        INDEX TO EXHIBITS

Exhibit
Number                     Description of Exhibit
- -------                    ----------------------

  10     --  First Amendment to Loan Agreement dated as of
             January 17, 1995, between the Registrant and
             PNC Bank, Kentucky, Inc., National City Bank,
             Kentucky, NBD Bank, N.A. and Third National
             Bank, Nashville, Tennessee

  27*    --  Financial Data Schedule
- ---------------

* Filed herewith.