Form 10-Q
period 1995-03-31
STEEL TECHNOLOGIES INC
filed 1995-05-11
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C. 20549

                        FORM 10-Q


 (MARK ONE)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                           OR

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM            TO
                                    ----------    ----------


     Commission file number 0-14061


                       STEEL TECHNOLOGIES INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           KENTUCKY                             61-0712014
- -------------------------------             -------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

    15415 Shelbyville Road, Louisville, KY        40245
   -------------------------------------------------------
   (Address of principal executive offices)     (Zip Code)

                        (502) 245-2110
    ----------------------------------------------------
    (Registrant's telephone number, including area code)


    ----------------------------------------------------
    (Former name, former address and former fiscal year,
                 if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                         -------      -------

There were 12,158,365 shares outstanding of the Registrant's common stock as of April 30, 1995.




                             1 of 12

                      STEEL TECHNOLOGIES INC.

                               INDEX


                                                      Page Number

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 1995 (Unaudited) and
            September 30, 1994 (Audited)                  3

            Condensed Consolidated Statements
            of Income Three months and six months
            ended March 31, 1995 and 1994 (Unaudited)     4

            Condensed Consolidated Statements of
            Cash Flows Six months ended March 31,
            1995 and 1994 (Unaudited)                     5

            Notes to Condensed Consolidated
            Financial Statements (Unaudited)              6-7

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                 8-10


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote
            of Security Holders                           11

Item 6.     Exhibits and Reports on Form 8-K              11



                             2 of 12

                  Part I. - FINANCIAL INFORMATION
                   Item 1. Financial Statements
                           --------------------

                     STEEL TECHNOLOGIES INC.
               Condensed Consolidated Balance Sheets
                     (Amounts in Thousands)


                                           March 31,         September 30,
                                             1995                 1994
ASSETS                                    (Unaudited)           (Audited)
- --------------------------------------------------------------------------
Current assets:
- ---------------
   Cash and cash equivalents              $    5,458          $     1,008
   Trade accounts receivable, net             38,964               34,496
   Inventories (Note 2)                       56,767               80,357
   Deferred income taxes                       1,350                1,450
   Prepaid expenses and other assets             123                  536
- --------------------------------------------------------------------------
      Total current assets                   102,662              117,847
- --------------------------------------------------------------------------

Property, plant and equipment, net            92,304               73,329
- --------------------------------------------------------------------------

Investments in corporate joint ventures        8,640                7,930
- --------------------------------------------------------------------------

Other assets                                     892                1,307
- --------------------------------------------------------------------------
                                          $  204,498          $   200,413
==========================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------
Current liabilities:
- --------------------
   Accounts payable                       $   31,607          $    43,432
   Accrued liabilities                         3,924                3,094
   Long-term debt due within one year            401                  810
- --------------------------------------------------------------------------
      Total current liabilities               35,932               47,336
- --------------------------------------------------------------------------

Long-term debt                                72,444               60,805
- --------------------------------------------------------------------------

Deferred income taxes                          4,924                4,634
- --------------------------------------------------------------------------

Shareholders' equity:
- ---------------------
   Preferred stock                               -                    -
   Common stock                               18,632               18,625
   Additional paid-in capital                  4,909                4,909
   Foreign currency translation
     adjustment (Note 4)                        (647)                 -
   Retained earnings (Note 3)                 68,304               64,104
- --------------------------------------------------------------------------
                                              91,198               87,638
- --------------------------------------------------------------------------
                                          $  204,498          $   200,413
==========================================================================




The accompanying notes are an integral part of the financial statements.


                             3 of 12

                    STEEL TECHNOLOGIES INC.
           Condensed Consolidated Statements of Income
      (Amounts in Thousands, Except per Share Data, Unaudited)


                               Three months ended     Six months ended
                                   March 31,              March 31,
                               1995         1994      1995        1994
- -------------------------------------------------------------------------

Sales                       $  71,496    $  62,740   $ 135,741  $ 116,812
Cost of goods sold             61,810       54,357     118,233    101,315
- -------------------------------------------------------------------------
  Gross profit                  9,686        8,383      17,508     15,497

Selling, general and
  administrative expenses       4,371        3,812       8,371      7,208
Equity in net income of
  unconsolidated corporate
  joint venture                   387          351         710        654
- -------------------------------------------------------------------------
  Operating income              5,702        4,922       9,847      8,943

Foreign currency exchange
  loss (Note 4)                   497          -           497        -
Interest expense                1,027          338       1,917        656
- -------------------------------------------------------------------------
  Income before income
   taxes                        4,178        4,584       7,433      8,287

Provision for income
  taxes                         1,515        1,669       2,746      2,996
- -------------------------------------------------------------------------
  Net income                $   2,663    $   2,915   $   4,687  $   5,291
=========================================================================


Weighted average number of
  common shares outstanding
  (Note 5)                     12,158       12,148      12,158     12,142
=========================================================================


Earnings per common share
  (Note 5)                  $    0.22    $    0.24   $    0.39  $    0.44
=========================================================================

Cash dividends per common
  share (Note 5)            $    0.00    $    0.00   $    0.04  $    0.03
=========================================================================






The accompanying notes are an integral part of the financial statements.


                             4 of 12

                    STEEL TECHNOLOGIES INC.
         Condensed Consolidated Statements of Cash Flows
               (Amounts in Thousands, Unaudited)


                                               Six months ended
                                                   March 31,
                                             1995             1994
- ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $   4,687       $   5,291
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Depreciation and amortization            3,311           2,398
      Foreign currency exchange loss             497             -
      Deferred income taxes                      390             300
      Equity in net income of
        unconsolidated corporate
        joint venture                           (710)           (654)
      Increase (decrease) in cash
        resulting from changes in:
          Trade accounts receivable           (4,468)         (5,049)
          Inventories                         23,590             130
          Accounts payable                   (11,825)          3,738
          Accrued liabilities and taxes          830            (621)
          Other                                  381              78
- ----------------------------------------------------------------------
Net cash provided by operating activities     16,683           5,611
- ----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                (22,286)        (10,659)
- ----------------------------------------------------------------------
Net cash used in investing activities        (22,286)        (10,659)
- ----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                25,479           6,968
  Principal payments on long-term
    debt                                     (14,249)           (851)
  Issuance of common stock under
    incentive stock option plan                    7              12
  Cash dividends on common stock                (487)           (364)
- ----------------------------------------------------------------------
Net cash provided by financing activities     10,750           5,765
- ----------------------------------------------------------------------

- ----------------------------------------------------------------------
Effect of exchange rate changes
  on cash                                       (697)            -
- ----------------------------------------------------------------------

Net increase in cash and cash
  equivalents                                  4,450             717
Cash and cash equivalents,
  beginning of year                            1,008             140
- ----------------------------------------------------------------------
Cash and cash equivalents,
  end of period                            $   5,458       $     857
======================================================================

Supplemental Cash Flow Disclosures:
- -----------------------------------

 Cash payments for interest                $   1,736       $     712
======================================================================

 Cash payments for taxes                   $   1,823       $   3,275
======================================================================


The accompanying notes are an integral part of the financial statements.

                             5 of 12

                       STEEL TECHNOLOGIES INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1995 and the consolidated statements of income for the three and six-month periods ended March 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1994. The results of operations for the six months ended March 31, 1995 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES

                                     March 31,      September 30,
       	                               1995	            1994
                                    (Unaudited)       (Audited)
                                   -------------------------------
                                       (Amounts in Thousands)
Inventories consist of:
- ------------------------------------------------------------------
     Raw materials                  $    47,240	     $    71,630
     Finished goods and
       work in process 	                  9,527	           8,727
- ------------------------------------------------------------------
	                            $    56,767      $    80,357
- ------------------------------------------------------------------


3.  RETAINED EARNINGS

                                         Six months ended
                                          March 31, 1995
                                          --------------
                                      (Amounts in Thousands)
Retained earnings consists of:
- ------------------------------------------------------------
   Balance, beginning of year                       $64,104

    Net income                                        4,687

    Cash dividends on common stock                     (487)
- ------------------------------------------------------------
   Balance, end of period                           $68,304
- ------------------------------------------------------------


                             6 of 12

4.  FOREIGN CURRENCY TRANSLATION

In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end and revenues and expenses are translated at the average monthly exchange rates.


5.  EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of common shares outstanding during each period. Common stock options are not included in earnings per share computations since their effect is not significant.


                             7 of 12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations
- ---------------------

Second quarter 1995 sales of $71,496,000 increased 14% from the $62,740,000 posted a year ago and represented the highest sales levels for any quarter in the Company's history. Sales for the six months ended March 31, 1995 increased 16% to $135,741,000 from $116,812,000 in 1994. The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry. Automotive production schedules and economic conditions during the quarter and six months ended March 31, 1995 continued to improve over the prior year. These factors contributed to an increase in market share as the Company benefited from increasing its participation with existing customers and the addition of new accounts. Tonnage shipped for the 1995 second quarter and six months increased by 6% and 9% from 1994. Sales benefited from increases in the average selling price for flat rolled steel products of approximately 8% for the three and six months ended March 31, 1995.

Cost of goods sold as a percentage of sales was 86.5% and 87.1% in the second quarter and first half of fiscal 1995 compared to 86.7% in the same periods a year ago. The continuation of strong demand of the past year in automotive and other steel consuming markets created upward pressure on the prices paid for raw
materials from the primary mills.   A lag existed between the
time raw material price increases impacted the Company and when
they were passed on to our customers.   The Company managed to
pass through a majority of these raw material increases, however this lag pressured the gross profit margin throughout fiscal 1994 and into the current fiscal year. Throughout the first half of fiscal 1995, the Company has successfully increased the selling prices for its flat rolled steel products while raw material costs have remained relatively stable compared with the fourth quarter of fiscal 1994. This has allowed the gross profit margin to improve from the immediately preceeding quarter in each of the first two quarters of 1995.

The Company continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. This cost control over the last several years has resulted in selling, general and administrative costs increasing at a rate comparable to the growth in sales. As a result, selling, general and administrative expenses remained at 6.1% and 6.2% of sales for the quarter and six months ended March 31, 1995 and 1994.

The Company's equity in unconsolidated corporate joint venture increased to $387,000 and $710,000 for the quarter and six months ended March 31, 1995 from $351,000 and $654,000 a year ago.
These increases are principally the result of the higher sales levels achieved by the 50% owned corporate joint venture, Mi-Tech Steel, Inc.

The Company recorded a charge of $497,000 in the second quarter of fiscal 1995 to account for the impact of the Mexican peso devaluation on intercompany borrowings by the Company's 80% owned steel processing company located in Monterrey, Mexico.

Interest expense increased to $1,027,000 and $1,917,000 for the quarter and six months ended March 31, 1995 from $338,000 and $656,000 in 1994. These increases are the result of significantly higher borrowings required to finance the capital addition and working capital needs of the Company. Higher interest rates have also contributed to the increase in interest expense for the quarter and six months ended March 31, 1995.

Although the tax act of 1993 increased the maximum corporate tax rate, the Company's effective income tax rate remained at 36% in the second quarter of 1995 and 1994. The effective income tax rate was 37% and 36% for the six months ended March 31, 1995 and 1994. The impact of the higher statutory rate was offset somewhat by increased earnings of the Mi-Tech Steel joint venture, which are not fully taxable to the Company.


                             8 of 12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont.)

Liquidity and Capital Resources
- -------------------------------

Over the last several years the Company has improved its financial position as sales and operating profits have increased significantly. Accounts receivable, inventories and other working capital items have been increased to support the higher sales levels. Additionally, the Company has maintained higher levels of inventory over the past year in anticipation of rising
raw material costs.   As raw material costs have stabilized in
the second quarter and the availability of raw materials has improved, the Company has significantly reduced its inventory
levels during the March 1995 quarter.   These working capital
items were financed with a combination of debt and cash from operations.

The Company has continued to invest in new equipment and facilities during the six months ended March 31, 1995. Capital expenditures totaled $22,286,000 and were financed primarily with proceeds from long-term debt. The Company has invested over $13,300,000 on the new steel processing facility in Gallatin County, Kentucky. This new facility, located adjacent to the new Gallatin Steel mini mill, will have the capability to pickle, level and slit flat rolled steel. Construction began in October 1994 and the facility is estimated to be operational in the fourth quarter of fiscal 1995. This new $20 million operation will comprise the majority of the planned $25 to $30 million 1995 capital budget.

The Company has also made significant progress on the expansion of the Portage, Indiana, facility. This $6 million expansion will significantly increase the production capacity of the Portage, Indiana, facility which will enable the Company to extend its coverage in the Chicago and Midwest markets. The expansion includes the installation of new slitting lines as well as an additional 75,000 square feet of production and storage space.

While the effect of the Mexican peso devaluation has impacted the short term operating performance of the 80% owned subsidiary, the Company believes the Mexican market offers excellent long term growth opportunities. The Monterrey facility is currently undergoing a modest expansion. The addition includes the installation of a new slitting line and rolling mill which will increase the products and services offered to the Mexican marketplace.

In April 1995, the Company completed the refinancing of $40 million of its bank line of credit through a private placement of debt. The new 10 year note agreement is unsecured, bears a fixed rate of interest and does not require any principal amortization
for 4 years.   This refinancing reduced the availability of the
unsecured bank line of credit from a maximum of $80 million to $40 million.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs. The Company expects funds generated from operations and the availability of $14 million under its unsecured bank line of credit will be sufficient to satisfy the capital expenditure plans for 1995. The working capital needs associated with the anticipated sales growth in 1995 are being funded by the cash flow generated as a result of the second quarter inventory reductions. As fiscal 1995 progresses, the Company expects to maintain these lower levels of inventory and to increase the inventory turnover rates. Additionally, the Board of Directors in March 1995 authorized the Company to repurchase up to 400,000 shares of its common stock from time to time in the open market. As of April 30, 1995, no shares have been repurchased under this authorization. The share repurchase would be funded with a combination of cash from operations and available borrowing capabilities.

At this time the Company has no known commitments or demands which must be met beyond the next twelve months other than the line of credit, which is expected to be renewed at the end of the term. However, the Company may seek, from time to time, additional funds to finance the opening of new plants, significant improvements in its production and processing equipment and purchases of equipment to expand its production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At March 31, 1995, the Company had $72,444,000 in long-term debt outstanding. Under its various debt agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures.


                             9 of 12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont.)

Liquidity and Capital Resources (Cont.)
- ---------------------------------------

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $6,250,000 of the bank financing required for the working capital purposes of Mi-Tech Steel, Inc.

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

The Company does not sponsor medical and life programs which extend to pensioners and dependents. Therefore, the Company is not subject to the provisions of Statement of Financial
Accounting Standards, No.106, "Employers' Accounting for
Postretirement Benefits Other than Pensions."


                             10 of 12

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

The annual meeting of shareholders was held on January 26, 1995. The matters voted upon at the meeting were the election of three directors for three year terms, the ratification of independent auditors for the current fiscal year and the approval of the 1995 Stock Option Plan.

The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:

Nominee                 Votes For     Votes Against    Votes Withheld
- -------                 ---------     -------------    --------------

William E. Hellmann     10,680,001         0              157,234
Howard F. Bates, Jr.    10,682,931         0              154,304
Michael J. Carroll      10,683,080         0              154,155



The number of votes cast for, against or abstained with respect to the selection of Coopers and Lybrand as independent auditors were as follows:


       Votes For     Votes Against    Votes Abstained
       ---------     -------------    ---------------

      10,808,832         6,148             22,255


The number of votes cast for, against or abstained with respect to the approval of the 1995 Stock Option Plan.


       Votes For     Votes Against    Votes Abstained
       ---------     -------------    ---------------

      10,210,864        503,676            70,752



Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  The following exhibits are filed as a part of this report:

10.1  --   Note Agreement dated as of March 1, 1995, between the
           Registrant and Principal Mutual Life Insurance Company, Lincoln National Investment Management Company,
           Jefferson-Pilot Life Insurance Company and Northern
           Life Insurance Company.

10.2  --   Second Amendment to Loan Agreement dated as of April 6,
           1995, between the Registrant and PNC Bank, Kentucky,
           Inc., National City Bank, Kentucky, NBD Bank, N.A.
           and Third National Bank, Nashville, Tennessee.

10.3  --   Steel Technologies Inc. 1995 Stock Option Plan

27    --   Financial Data Schedule


(b)  No reports on Form 8-K were filed during the quarter ended
March 31, 1995.



                             11 of 12

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




Dated May 11, 1995


                           12 of 12

                        INDEX TO EXHIBITS

Exhibit
Number                  Description of Exhibit
- -------                 ----------------------

 10.1   --  Note Agreement dated as of March 1, 1995,
            between the Registrant and Principal Mutual
            Life Insurance Company, Lincoln National
            Investment Management Company, Jefferson-Pilot
            Life Insurance Company and Northern Life
            Insurance Company.

 10.2   --  Second Amendment to Loan Agreement dated as
            of April 6, 1995, between the Registrant and PNC Bank, Kentucky, Inc., National City Bank,
            Kentucky, NBD Bank, N.A. and Third National
            Bank, Nashville, Tennessee.

 10.3   --  Steel Technologies Inc. 1995 Stock Option Plan

 27     --  Financial Data Schedule