Form 10-Q
period 1995-06-30
STEEL TECHNOLOGIES INC
filed 1995-08-14
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-Q


 (Mark One)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                  OR

       [  ]   TRANSITION REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM            TO
                                      ----------    ----------


       Commission file number 0-14061


                        STEEL TECHNOLOGIES INC.
                        -----------------------
         (Exact name of registrant as specified in its charter)

            KENTUCKY                            61-0712014
            --------                            ----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)


           15415 Shelbyville Road, Louisville, KY      40245
           -------------------------------------------------
          (Address of principal executive offices)  (Zip Code)

                            (502) 245-2110
                            --------------
         (Registrant's telephone number, including area code)


       ---------------------------------------------------------
         (Former name, former address and former fiscal year,
                     if changed since last report)


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

There were 12,117,365 shares outstanding of the Registrant's common stock as of July 31, 1995.


                               1 of 11

                        STEEL TECHNOLOGIES INC.

                                 INDEX


                                                       Page Number
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets
              June 30, 1995 (Unaudited) and
              September 30, 1994 (Audited)                  3

              Condensed Consolidated Statements of
              Income Three months and nine months
              ended June 30, 1995 and 1994 (Unaudited)      4

              Condensed Consolidated Statements of
              Cash Flows Nine months ended June 30,
              1995 and 1994 (Unaudited)                     5

              Notes to Condensed Consolidated Financial
              Statements (Unaudited)                        6-7


Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                    8-10


PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K              10


                                2 of 11

                    Part I. - FINANCIAL INFORMATION
                     Item 1. Financial Statements
                             --------------------

                        STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Balance Sheets
                        (Amounts in Thousands)

                                               June 30,         September 30,
                                                 1995               1994
ASSETS                                        (Unaudited)        (Audited)
-------------------------------------------------------------------------------
Current assets:
---------------
   Cash and cash equivalents                  $    4,058         $    1,008
   Trade accounts receivable, net                 30,000             34,496
   Inventories (Note 2)                           51,419             80,357
   Deferred income taxes                           1,275              1,450
   Prepaid expenses and other assets                 398                536
-------------------------------------------------------------------------------
      Total current assets                        87,150            117,847
-------------------------------------------------------------------------------

Property, plant and equipment, net                99,146             73,329
-------------------------------------------------------------------------------

Investments in corporate joint ventures            9,065              7,930
-------------------------------------------------------------------------------

Other assets                                       1,110              1,307
-------------------------------------------------------------------------------
                                              $  196,471         $  200,413
===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:
--------------------
   Accounts payable                           $   30,563         $   43,432
   Accrued liabilities                             4,045              3,094
   Long-term debt due within one year                400                810
-------------------------------------------------------------------------------
      Total current liabilities                   35,008             47,336
-------------------------------------------------------------------------------

Long-term debt                                    63,867             60,805
-------------------------------------------------------------------------------

Deferred income taxes                              5,274              4,634
-------------------------------------------------------------------------------

Shareholders' equity:
---------------------
   Preferred stock                                  -                  -
   Common stock                                   18,214             18,625
   Additional paid-in capital                      4,909              4,909
   Foreign currency translation
     adjustment (Note 4)                            (681)              -
   Retained earnings (Note 3)                     69,880             64,104
-------------------------------------------------------------------------------
                                                  92,322             87,638
-------------------------------------------------------------------------------
                                              $  196,471         $  200,413
===============================================================================


The accompanying notes are an integral part of the financial statements.

                                3 of 11

                        STEEL TECHNOLOGIES INC.
              Condensed Consolidated Statements of Income
       (Amounts in Thousands, Except per Share Data, Unaudited)

                                   Three months ended       Nine months ended
                                       June 30,                  June 30,
                                   1995         1994        1995         1994
-------------------------------------------------------------------------------
Sales                           $  60,153    $  63,291    $ 195,894  $ 180,103
Cost of goods sold                 52,689       55,051      170,922    156,366
-------------------------------------------------------------------------------
  Gross profit                      7,464        8,240       24,972     23,737

Selling, general and
  administrative expenses           3,996        3,493       12,367     10,701
Equity in net income of
  unconsolidated corporate
  joint venture                       425          403        1,135      1,057
-------------------------------------------------------------------------------
  Operating income                  3,893        5,150       13,740     14,093

Gain on sale of assets               -             382         -           382
Foreign currency exchange
  loss (Note 4)                        63         -             560       -
Interest expense                      860          458        2,777      1,114
-------------------------------------------------------------------------------
  Income before income taxes        2,970        5,074       10,403     13,361

Provision for income taxes            908        1,905        3,654      4,901
-------------------------------------------------------------------------------
  Net income                    $   2,062    $   3,169    $   6,749  $   8,460
===============================================================================

Weighted average number of
  common shares outstanding
  (Note 5)                         12,156       12,157       12,157     12,147
===============================================================================

Earnings per common share
  (Note 5)                      $    0.17    $    0.26    $    0.56   $   0.70
===============================================================================

Cash dividends per common
  share (Note 5)                $    0.04    $    0.04    $    0.08   $   0.07
===============================================================================


The accompanying notes are an integral part of the financial statements.


                                4 of 11

                        STEEL TECHNOLOGIES INC.
            Condensed Consolidated Statements of Cash Flows
                   (Amounts in Thousands, Unaudited)

                                            Nine months ended
                                                 June 30,
                                          1995            1994
-----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                           $    6,749     $    8,460
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization          5,041          3,618
     Foreign currency exchange loss           560           -
     Deferred income taxes                    815            505
     Equity in net income of
      unconsolidated corporate
      joint venture                        (1,135)        (1,057)
     Gain on sale of assets                  -              (382)
     Increase (decrease) in cash
      resulting from changes in:
        Trade accounts receivable            4,496        (7,370)
        Inventories                         28,938        (6,945)
        Accounts payable                   (12,869)        3,097
        Accrued liabilities and taxes          951        (1,011)
        Other                                 (126)         (285)
-----------------------------------------------------------------
Net cash provided by (used in)
  operating activities                      33,420        (1,370)
-----------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                              (30,858)      (19,034)
  Proceeds from sale of assets                -              760
-----------------------------------------------------------------
Net cash used in investing activities      (30,858)      (18,274)
-----------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITiES:
  Proceeds from long-term debt              25,479        23,242
  Principal payments on long-term debt     (22,827)         (918)
  Cash dividends on common stock              (973)         (850)
  Repurchase of common stock                  (418)         -
  Issuance of common stock under
    incentive stock option plan                  7            12
-----------------------------------------------------------------
Net cash provided by financing
  activities                                 1,268        21,486
-----------------------------------------------------------------
-----------------------------------------------------------------
Effect of exchange rate changes
  on cash                                     (780)         -
-----------------------------------------------------------------

Net increase in cash and cash equivalents    3,050         1,842
Cash and cash equivalents,
  beginning of year"                         1,008           140
-----------------------------------------------------------------
Cash and cash equivalents,
  end of period                        $     4,058    $    1,982
=================================================================

Supplemental Cash Flow Disclosures:
-----------------------------------

 Cash payments for interest            $     3,101    $    1,173
=================================================================

 Cash payments for taxes               $     2,600    $    4,795
=================================================================


The accompanying notes are an integral part of the financial statements.

                                5 of 11

                        STEEL TECHNOLOGIES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1995 and the consolidated statements of income for the three and nine-month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1994. The results of operations for the nine months ended June 30, 1995 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES

                               June 30,        September 30,
                                 1995              1994
                             (Unaudited)         (Audited)
                             -------------------------------
                                 (Amounts in Thousands)

Inventories consist of:
------------------------------------------------------------
   Raw materials             $   41,841         $    71,630
   Finished goods and
     work in process              9,578               8,727
------------------------------------------------------------
                             $   51,419         $    80,357
------------------------------------------------------------


3.  RETAINED EARNINGS

                                      Nine months ended
                                        June 30, 1995
                                        -------------
                                    (Amounts in Thousands)
Retained earnings consists of:
-----------------------------------------------------------
  Balance, beginning of year                    $ 64,104

    Net income                                     6,749

    Cash dividends on common stock                  (973)
-----------------------------------------------------------
  Balance, end of period                        $ 69,880
-----------------------------------------------------------


                                6 of 11

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

                                7 of 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations
---------------------

During the third quarter of fiscal 1995, the Company was affected by a general softening in demand for steel-related products, particularly in the automotive sector. As a result, sales for the quarter were $60,153,000, 5% below sales of $63,291,000 for the third quarter of fiscal 1994. The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry. Automotive production schedules for the third quarter ended June 30, 1995 decreased slightly from a year ago contributing to a 12% decrease in the number of tons shipped by the Company, offset somewhat by an 8% increase in the average selling price for flat rolled steel products. The third quarter softening in demand contrasts sharply with the improved demand for steel-related products experienced in the first half of the 1995 fiscal year. Sales for the nine months ended June 30, 1995 increased 9% to $195,894,000 from $180,103,000 in 1994. Principally as a result of the third quarter tonnage decrease, the number of tons shipped increased only 1% for the nine months while the average selling price increased approximately 8%.

Cost of goods sold increased as a percentage of sales to 88% in the third quarter of 1995 compared to 87% in the year earlier
period.   As a result of the increases in cost of goods sold, the
gross profit margin decreased to 12% in the third quarter of 1995 from 13% in the same period a year ago. The decrease in the gross profit margin during the quarter is the direct result of reductions in the unit sales volume causing higher production costs as a percentage of sales and a loss of volume related efficiencies. The effects of the lower unit sales volumes were partially offset by improvements in the spread earned on the Company's raw material. Costs of goods sold remained at 87% and the gross profit margin remained at 13% of sales for the nine months ended June 30, 1995 and 1994. The maintenance of the gross profit margin for the nine months is principally the result of improvements in the spread earned on the Company's raw materials offset by higher production costs from the new and expanded operating facilities added in 1994 and 1995 as well as the lower unit sales volumes experienced in the third quarter of 1995.

Selling, general and administrative expenses increased for the quarter and nine months to $3,996,000 and $12,367,000 in 1995 from $3,493,000 and $10,701,000 in 1994, respectively. The
Company actively manages the level at which selling, general and
administrative expenses are added to the cost structure.   As a
result, selling, general and administrative costs have historically increased at a rate comparable to the growth in sales. However, selling, general and administrative expenses for the third quarter increased at a higher rate as sales decreased due to the softening demand for steel related products. For the first nine months of 1995 and 1994 selling, general and administrative costs remained at 6% of sales.

The Company's equity in unconsolidated corporate joint venture increased to $425,000 and $1,135,000 for the quarter and nine months ended June 30, 1995 from $403,000 and $1,057,000 a year ago. These increases are principally the result of the higher sales levels achieved by the 50% owned corporate joint venture, Mi-Tech Steel, Inc.

The Company recorded a charge of $63,000 and $560,000 in the third quarter and nine months of fiscal 1995 to account for the impact of the Mexican peso devaluation on dollar denominated borrowings by the Company's 80% owned steel processing company located in Monterrey, Mexico.

Interest expense increased to $860,000 and $2,777,000 for the quarter and nine months ended June 30, 1995 from $458,000 and $1,114,000 in 1994. These increases are the result of significantly higher average borrowings used to finance the capital addition and working capital needs of the Company. Higher interest rates have also contributed to the increase in interest expense for the quarter and nine months ended June 30, 1995.

The Company's effective income tax rate was 31% and 35% in the third quarter and nine months of 1995 compared to 37% in the same periods a year ago. The lower effective rate resulted from increased earnings of the Mi-Tech Steel joint venture which are not fully taxable to the Company. Additionally, income taxes on the third quarter earnings of the Mexican subsidiary were offset by losses earlier in 1995.

                                8 of 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont.)

Liquidity and Capital Resources
-------------------------------

Over the last several years the Company has improved its financial position as sales have increased significantly and the majority of operating profits have been retained to fund future sales growth. Accounts receivable, inventories and other working capital items have been increased to support the higher sales levels. Additionally, the Company has maintained higher levels of inventory over the past year in anticipation of tightening supply and rising raw material costs. As the availability of raw material has improved in recent months escalating raw material costs have subsided, allowing the Company to generate cash of $28,938,000 from maintaining lower inventory levels.

The Company has continued to invest in new equipment and facilities in 1995. Capital expenditures for the nine months ended June 30, 1995 totaled $30,858,000. Cash generated from inventory reductions along with additional proceeds provided by operating activities have funded a significant portion of the capital additions in 1995. The Company has invested over $18,600,000 on the new steel processing facility in Gallatin County, Kentucky. This new facility, located adjacent to the new Gallatin Steel mini-mill, has the capability to pickle, level and slit flat rolled steel. Construction on the facility began in October 1994 with operations beginning in August 1995. This new $20 million operation comprises the majority of the planned $33 to $35 million 1995 capital budget.

The Company has also completed the expansion of the Portage, Indiana, facility. This $7 million expansion significantly increases the production capacity of the Portage, Indiana, facility which enables the Company to extend its coverage in the Chicago and Midwest markets. The expansion includes the installation of new slitting lines and an additional 75,000 square feet of production and storage space.

While the effect of the Mexican peso devaluation has impacted the short term operating performance of the 80% owned subsidiary, the Company believes the Mexican market offers excellent long term growth opportunities. The Monterrey facility is currently undergoing an expansion which includes the installation of a new slitting line and rolling mill which will increase the products and services offered to the Mexican marketplace.

In April 1995, the Company completed the refinancing of $40 million of its bank line of credit through a private placement of debt. The new 10 year note agreement is unsecured, bears a fixed rate of interest and does not require any principal amortization for 4 years. This refinancing reduced the availability of the unsecured bank line of credit from a maximum of $80 million to $40 million.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs. The Company expects funds generated from operations and the availability of $22.5 million under its unsecured bank line of credit will be sufficient to satisfy the capital expenditure plans for 1995. The working capital needs for the balance of 1995 are expected to be modest. An ample supply of raw material is expected to be available in the marketplace allowing the Company to operate with lower inventory levels than in prior years. Additionally, the Board of Directors in March 1995 authorized the Company to repurchase up to 400,000 shares of its
common stock from time to time in the open market.   As of June
30, 1995, 41,000 shares had been repurchased under this authorization. Additional share repurchases will be funded with a combination of cash from operations and available borrowing capabilities.

At this time the Company has no known commitments or demands which must be met beyond the next twelve months other than the 10 year notes and the line of credit, which is expected to be renewed at the end of the term. However, the Company may seek, from time to time, additional funds to finance the opening of new plants, significant improvements in its production and processing equipment and purchases of equipment to expand its production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

                        9 of 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont.)

Liquidity and Capital Resources (Cont.)
---------------------------------------

At June 30, 1995, the Company had $63,867,000 in long-term debt outstanding. Under its various debt agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $6,250,000 of the bank financing required for the working capital purposes of Mi-Tech Steel, Inc.

The Company maintains an investment, principally in preferred stock of Processing Technology, Inc., a corporate joint venture. The Company continues to periodically evaluate the possible conversion of its preferred stock investment into common stock of Processing Technology, Inc. The Company's decision to convert its investment to common stock will be based upon the joint venture attaining certain financial criteria established by Steel Technologies. Upon conversion, the Company would be obligated to guarantee a proportionate share, currently approximating $10,500,000, of the joint venture's loan and lease commitments. Currently, the Company is a guarantor on a $2,000,000 Processing Technology, Inc. bank line of credit. This guarantee will expire December 31, 1995.

The Company does not sponsor medical and life programs which extend to pensioners and dependents. Therefore, the Company is not subject to the provisions of Statement of Financial
Accounting Standards, No. 106, "Employers' Accounting for
Postretirement Benefits Other than Pensions."


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) The following exhibits are filed as part of this report:

27    --    Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended
June 30, 1995.

                               10 of 11

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







                                  STEEL TECHNOLOGIES INC.
                                  -----------------------
                                       (Registrant)






                                  By  Kenneth R. Bates
                                  --------------------
                                      Kenneth R. Bates
                                       Vice President Finance;
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Chief Accounting Officer)




Dated August 14, 1995




                               11 of 11