Form 10-K
period 1995-09-30
STEEL TECHNOLOGIES INC
filed 1995-12-20
CIK 771790

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1995

                                 OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ..............to  ...........

        Commission file number 0-14061

                                 STEEL TECHNOLOGIES INC.
               (Exact name of registrant as specified in its charter)

                      Kentucky                            61-0712014
         (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)              Identification No.)

                  15415 Shelbyville Road, Louisville, KY 40245
                    (Address of principal executive offices)

Registrant's telephone number, including area code    502-245-2110

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
                             COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.   YES X       NO   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of November 30, 1995, computed by reference to the closing price of the registrant's Common Stock, as quoted in the NASDAQ National Market System on such date:
$73,135,274.

Number of shares of the registrant's Common Stock outstanding at November 30, 1995: 11,989,565.


Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 1995 are incorporated by reference into Part II.
Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 25, 1996 are incorporated by reference into Part III.

PART I

ITEM 1.     BUSINESS

GENERAL

Steel Technologies Inc. ("the Company") was incorporated under the laws of the state of Kentucky in 1971 as Southern Strip Steel, Inc. In June 1985, the name of the corporation was changed to Steel Technologies Inc.

The Company is an intermediate steel processor engaged in the business of processing flat rolled steel to specified close tolerances in response to orders from industrial customers who require steel of precise thickness, width, temper and finish for their manufacturing purposes. The business of the Company consists of purchasing commercial tolerance steel in coils up to 72 inches in width from major steel mills, processing it to the precise thickness, width, temper and finish specified by its customers and distributing the processed steel from its Kentucky, Indiana, Michigan, Maryland and Mexico plants to locations in 30 states primarily in the East, Midwest and South, as well as into Mexico and Canada. The Company's principal processed products include cold-rolled strip and sheet, cold-rolled one-pass strip, high carbon and alloy strip and sheet, hot-rolled strip and sheet, high strength low alloy strip and sheet, hot rolled pickle and oil and coated strip and sheet.

Intermediate steel processors occupy a niche between the primary steel producers and industrial customers who need processed steel for their end-product manufacturing purposes. The primary producers have historically emphasized the sale of commercial tolerance steel to large volume purchasers and have generally viewed the intermediate steel processor as an integral part of this customer base. Furthermore, end-product manufacturers have increasingly sought to purchase steel with closer tolerances, on shorter lead times, and with more reliable and more frequent delivery than the primary producers can efficiently provide. Additionally, most manufacturers are not willing to commit to the investment in technology, equipment and inventory required to further process the steel for use in their manufacturing operations. These industry forces have created a market in which the strength of the Company's business is based upon its capability to process steel to more precise specifications and to service the steel purchasing and delivery requirements of its customers more expeditiously than the primary producers.

STEEL PROCESSING

The Company maintains a substantial inventory of coiled steel purchased from the primary producers and mini-mills. This steel, purchased as a continuous sheet, typically 36 to 72 inches wide, between .015 and .625 inches thick, and rolled into a 10 to 25-ton coil--is known as "commercial tolerance" because its ranges of thickness, width and temper are established by general industry standards which may not be of sufficient quality for the manufacturing purposes of the Company's customers. By purchasing various kinds of steel in large quantities and at predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive prices for the quality purchased.

Customer orders are entered in a computerized order entry system, and appropriate inventory is then selected and scheduled for processing in accordance with the customer's specified delivery date. The Company attempts to maximize yield from its inventory by scheduling customer orders to use to the fullest extent practicable the purchased widths of its coils. The first processing function typically involves slitting coils into specified widths subject to close tolerances. After slitting, the processed product is ready for either delivery to the customer or additional processing.

Many of the Company's orders involve an additional process known as "cold reduction." Cold reduction reduces the thickness of the steel to a customer's specification by passing the steel through a set of rolls under pressure. This process significantly increases the value added by the Company to the product. During the rolling process the edges of the steel may also be conditioned into square, full round or partially round shapes. After cold reduction, it is sometimes necessary to subject the rolled steel to high temperatures for long periods of time in order to "anneal" or soften the steel. This annealing capability is accomplished in the Company's own furnaces and is particularly suitable for high carbon and alloy strip orders. After annealing, orders are then ready for additional slitting and cold reduction and subsequent shipment to the customer.

The Company has achieved high quality and productivity levels through its commitment to state-of-the-art equipment used to perform the slitting, cold reduction and annealing processes. The Company's slitting lines are capable of maintaining width tolerances of +/-.002 inches. The Company has computerized all of its rolling equipment, which has improved its capability to deliver flat rolled steel products processed to closer than standard tolerances. The Company's computerized rolling mills are capable of maintaining thickness tolerances of +/-.0003 inches. Computers monitor thickness during the cold reduction process, rapidly adjusting roll position to maintain the proper tolerance as the steel passes through the rolling mill. The computers also provide both visual displays and documented records of the thickness maintained throughout the entire coil. Annealing is accomplished in high convection bell furnaces. These furnaces feature extraordinary thermal consistency, rapid water cooling and advanced atmosphere controls for good surface cleanliness of the rolled steel product.

In August 1995, the Company added a fourth process, pickling, to its capabili-ties. Pickling is a cleaning process that improves the quality of hot rolled steel by removing scale from its surface. The state-of-the-art plant for pickling, leveling and slitting coils of flat-rolled steel, opened in Ghent, Kentucky, adjacent to the Gallatin Steel mini-mill. The addition of this facility and its capabilities will allow the Company to enter a sizable new market on a direct sale and toll basis as well as reduce its raw material costs as the Company pickles hot-rolled steel for its own needs.

QUALITY CONTROL

The ability to obtain high quality steel from its suppliers on a consistent basis is critical to the Company's business. Historically, about 3% of the Company's raw material has failed to conform to the requirements for which it was purchased, and most of this nonconforming raw material is diverted to less critical applications. The Company, through its technical services department, has instituted strict quality control measures to assure that the quality of purchased raw materials will allow the Company to meet the specifications of its customers and to reduce the costs of production interruptions resulting from poor quality steel. Physical, chemical, and metallographic analyses are performed on selected raw materials to verify that their mechanical and dimensional properties, cleanliness, surface characteristics, and chemical content are acceptable. Similar analyses are conducted on processed steel on a selected basis before delivery to the customer. The Company also uses statistical process control techniques to monitor its slitting and cold reduction processes so management can document to customers that required tolerances have been continuously maintained throughout processing. This close attention to product quality has enabled the Company to limit the amount of customer returns and allowances on average over the last three years to approximately 1.3% of its sales. The Company's technical services department and its metallurgical laboratory are located in the research and development engineering and technology center in Shelbyville, Kentucky.

MARKETING

The Company's marketing staff consists of salesmen located in Michigan, Indiana, Kentucky, Tennessee, Illinois, Missouri, Ohio, Pennsylvania, Maryland, Wisconsin and Mexico. In addition to cultivating additional business from existing customers and developing new accounts, these salesmen are responsible for identifying market trends in their assigned areas. The marketing staff is supported by an Executive Vice President, three regional Vice Presidents-Sales, and by the Company's technical services department which develops application engineering ideas. The Company is frequently requested to recommend the type of steel which can best serve a customer's specific needs.

CUSTOMERS AND DISTRIBUTION

The Company produces to customer order rather than for inventory. Although some blanket orders are taken for periods of up to one year, such blanket orders represent a projection of anticipated customer requirements and do not become firm orders until the customer calls for delivery of specified quantities of particular products at specified times. The Company is therefore required to maintain a substantial inventory of raw materials to meet the short lead times and just-in-time delivery requirements of many of its customers. Customers typically place firm orders for delivery within two to three weeks. The Company's backlog of firm orders at October 31, 1995 was $29,573,000, approximately 2% higher than the $29,115,000 at October 31, 1994.

The Company processes steel for sale to a variety of industrial customers, including those in the automotive, automotive supply, appliance, lawn and garden, machinery and office equipment industries. In fiscal 1995, 1994 and 1993 sales to the automotive industry accounted for 16%, 16%, and 15%, respectively, of the Company's sales; sales to the automotive supply industry accounted for 58%, 59% and 60%, respectively. The Company believes its long-term relationships with its major customers are a significant factor in its business.

The Company's largest customer is General Motors Corporation. During the last three fiscal years, aggregate purchases by this customer as a percentage of the Company's sales have been approximately as follows: 7% in 1995, 8% in 1994, and 8% in 1993. The loss of this customer's business in the aggregate would have a material adverse effect on the Company. Purchases by General Motors Corporation were historically made through decentralized divisions and subsidiaries, which the Company observed to be independent in their purchasing practices. General Motors Corporation has centralized their purchasing function, however the Company continues to sell to multiple divisions in several geographic locations. The Company believes its relationship with General Motors Corporation to be good and does not believe that the loss of a material portion of the business of this customer is likely. The Company supplies processed steel to approximately 600 active accounts. These customers are generally located within 300 miles of one of the Company's plants. The location of Company facilities near a great number of customers permits the efficient distribution of the Company's products by truck. Independent trucking companies afford a convenient and expeditious means for shipping approximately two-thirds of the Company's products to its customers. The Company also maintains a small number of heavy-duty trucks to provide flexible delivery service to those customers who do not arrange for their own shipping needs.

SUPPLIERS

The Company obtains steel for processing from a number of primary producers and mini-mills including AK Steel Corporation, Rouge Steel Corporation, LTV Steel Company, Nucor Steel Corporation, and National Steel Corporation. The Company obtains its raw material requirements by ordering steel possessing specified physical qualities and alloy content. By purchasing in large quantities at predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive prices for the quality purchased. The Company believes that it is not dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

JOINT VENTURES

In April 1987, the Company formed Mi-Tech Steel, Inc., a 50% owned corporate joint venture with Mitsui Steel Development Co., Inc. Mi-Tech Steel, Inc. was established to own and operate high-volume steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers located in the United States. The initial processing facility was opened in December 1987 in Murfreesboro, Tennessee. In January 1990, a second Mi-Tech Steel processing facility opened in Greensburg, Indiana. Steel Technologies is providing management services for the Mi-Tech Steel operations.

In October 1990, the Company established Processing Technology, Inc., a corporate joint venture with LTV Steel Company and Mitsui Steel Development Co.,Inc. Processing Technology operates facilities in Perrysburg, Ohio and Burns Harbor, Indiana, which process flat rolled steel and provide steel storage principally for LTV Steel Company. Both facilities began operations in fiscal 1992.

COMPETITION

Steel processing is highly competitive. The Company primarily competes with a small number of other intermediate steel processors who are capable of process-ing steel to closer than standard tolerances, none of whom could be considered dominant in the industry. The primary characteristics of competition encountered by the Company are quality of product, reliability of delivery and price.

ENVIRONMENTAL MATTERS

The Company's manufacturing facilities are subject to many existing and proposed federal, state and foreign regulations designed to protect the environment. Presently, the Company has no knowledge of any pending or threatened litigation or administrative proceeding against the Company involving environmental matters. Management believes the Company's manu-facturing facilities are in compliance with applicable federal, state and foreign environmental regulations, and is not presently aware of any fact or circumstance which would require the expenditure of material amounts for environmental compliance in the future.

EMPLOYEES

As of October 31, 1995, the Company employed 571 people, including 114 at its Eminence plant, 121 at its Portage plant, 84 at its Canton plant, 29 at its Elkton plant, 8 at its Peru plant, 46 at its Mexico plant, 53 at its Ghent plant, 100 at its Louisville/Shelbyville locations and 16 salesmen located in their respective market areas. None of the Company's employees at October 31, 1995 are currently covered by a collective bargaining agreement. In 1995 the Canton, Michigan and Portage, Indiana hourly employees voted to be represented by the United Auto Workers and the United Steel Workers, respectively. The Company is currently in the preliminary stages of negotiating a collective bargaining agreement with each of these unions. The Company has never experienced a significant work stoppage and considers its employee relations to be good.


ITEM 2.     PROPERTIES

The Company's principal processing plants are as follows:

                       Production           Plant         Date     Production
Plant Location         Capacity             Size          Opened   Capabilities
Eminence, Kentucky     150,000 tons          140,000 sq.ft. 1971     S,R,A
Portage, Indiana       210,000 tons          220,000 sq.ft. 1987     S,R,A
Elkton, Maryland        60,000 tons           60,000 sq.ft. 1989     S,R
Canton, Michigan       210,000 tons          190,000 sq.ft. 1991     S,R,A
Peru, Indiana           40,000 tons           40,000 sq.ft. 1992     S
Monterrey, Mexico       60,000 tons           26,000 sq.ft. 1994     S,R
Ghent, Kentucky        500,000 tons          205,000 sq.ft. 1995     S,P


S=Slitting
R=Cold Reduction
A=Annealing
P=Pickling and Leveling

All of the processing plants are majority-owned by the Company. During 1995, the Company shipped approximately 405,000 tons of processed steel from its manufacturing plants.

The Company's engineering division, technical services and metallurgical lab are located in Shelbyville, Kentucky in a 35,000 square foot building owned by the Company.

The Company's executive offices are located in Louisville, Kentucky in a 30,000 square foot building owned by the Company.

Mi-Tech Steel operates two high volume steel slitting operations. The Murfreesboro, Tennessee plant, was expanded to 230,000 square feet in 1993. The Greensburg, Indiana plant currently consists of 160,000 square feet of manufacturing and storage space.

All operating properties owned or leased by the Company are in good repair and in suitable condition for the purposes for which they are used. The Company's Elkton, Maryland processing plant and the executive office building are subject to outstanding mortgages covering certain long-term financing arrangements.


ITEM 3.     LEGAL PROCEEDINGS

Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                             Age   Title

Merwin J. Ray                    66    Chairman of the Board and Chief
                                       Executive Officer

Bradford T. Ray                  37    President and Chief Operating Officer

Michael J. Carroll               38    Executive Vice President

Howard F. Bates, Jr.             49    Vice President-Technical Services

Kenneth R. Bates                 36    Vice President-Finance, Chief Financial
                                       Officer, Secretary and Treasurer

Officers are elected annually by and serve at the discretion of the Board of Directors. Messrs. Merwin Ray, Bradford Ray, Howard Bates and Carroll are members of the Company's Board of Directors.

Mr. Merwin J. Ray has served as Chairman of the Board of the Company since its incorporation in 1971, and as Chief Executive Officer since May 1985. He previously held the position of President of the Company from 1971 until May 1985. Mr. Merwin J. Ray is the father of Bradford T. Ray, President and Chief Operating Officer of the Company and father-in-law of Michael J. Carroll, Executive Vice President of the Company.

Mr. Bradford T. Ray has served as President and Chief Operating Officer since November 1994. He previously held the positions of Executive Vice President from April 1993 to November 1994 and Vice President-Manufacturing of the Company from January 1987 to April 1993.

Mr. Michael J. Carroll has served as Executive Vice President since January 1995. He previously held the positions of Senior Vice President-Sales from April 1993 to January 1995 and Vice President-Sales from July 1987 to
April 1993.

Mr. Howard F. Bates, Jr. has served as Vice President-Technical Services since November 1981. From August 1977 to November 1981, he held the position of Manager of Technical Services.

Mr. Kenneth R. Bates has served as Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of the Company since March 1990. He previously held the position of Corporate Controller from March 1986 to March 1990.

PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

The information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend Information" on page 13 of the Company's annual report to shareholders for the year ended September 30,1995.

ITEM 6.     SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected Financial Data" on page 12 of the Company's annual report to shareholders for the year ended September 30, 1995.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 16 of the Company's annual report to shareholders for the year ended September 30, 1995.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries and Report of Independent Accountants, included in the Company's annual report to shareholders for the year ended September 30, 1995, on pages 17 through 24 and the section entitled "Selected Quarterly Financial Data" on page 13 thereof are incorporated herein by reference.

 Consolidated Balance Sheets-September 30, 1995 and 1994
 Consolidated Statements of Income-Years ended September 30, 1995, 1994 and 1993 Consolidated Statements of Shareholders' Equity-Years ended September 30,
   1995, 1994 and 1993
 Consolidated Statements of Cash Flows-Years ended September 30, 1995, 1994 and
   1993
 Notes to Consolidated Financial Statements
 Report of Independent Accountants


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

Not applicable.


PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information required by Item 10 is incorporated by reference herein from the material under the section entitled "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the annual meeting of shareholders of Steel Technologies Inc. to be held on January 25, 1996. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant". No disclosure is required to be made under Item 405 of Regulation S-K.

ITEM 11.     EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), the information required by Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Compensation of Directors" contained on page 7 and "Executive Compensation" contained on pages 8 and 9 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 25, 1996.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained on pages 10 through 14 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 25, 1996 shall not be deemed to be incor-porated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), the information required by Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 2 and 3 and "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 25, 1996.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information required by Item 13 is incorporated by reference herein from the material under the sections entitled "Certain Transactions" contained on pages 9 and 10 and "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 25, 1996.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) The response to this portion of Item 14 is submitted as a separate section of this report--See List of Financial
           Statements under Item 8.

(a) (2) The following consolidated financial statement schedule of Steel Technologies Inc. and Subsidiaries is included in a separate section of this report, following the index to exhibits on page E-1:

             Valuation and Qualifying Accounts - Schedule II
             Report of Independent Accountants

           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3) Listing of Exhibits--See Index to Exhibits contained herein on page E-1 of this report. The index to exhibits specifically identifies each management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(b) No report on Form 8-K was filed for the quarter ended September 30, 1995.

(c) Exhibits filed with this report are attached hereto.

             STEEL TECHNOLOGIES INC. AND SUBSIDIARIES           Page E-1
                          INDEX TO EXHIBITS
    ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1995


Ref.   Exhibit
 #       #      Description
---   ------  ------------------------------------------------
(a)    3.1    Restated Articles of Incorporation
               of the Registrant
(a)    3.2    First Articles of Amendment to Restated
               Articles of Incorporation of the Registrant
(d)    3.3    Second Articles of Amendment to Restated
               Articles of Incorporation of the Registrant
(e)    3.4    Third Articles of Amendment to Restated
               Articles of Incorporation of the Registrant
(e)    3.5    Amended By-Laws of the Registrant
(f)   10.1    Loan Agreement dated October 15, 1994,
               between the Registrant and PNC Bank, Kentucky,
               Inc., National City  Bank, Kentucky, NBD Bank,
               N.A. and Third National Bank, Nashville, Tennessee
(g)   10.1(a) First Amendment dated January 17, 1995 between
               the Registrant and PNC Bank, Kentucky, Inc.,
               National City Bank, Kentucky, NBD Bank, N.A.
               and Third National Bank, Nashville, Tennessee
(h)   10.1(b) Second Amendment dated April 6, 1995 between
               the Registrant and PNC Bank, Kentucky, Inc.,
               National City Bank, Kentucky, NBD Bank, N.A.
               and Third National Bank, Nashville, Tennessee
      10.1(c) Third Amendment dated October 14, 1995 between
               the Registrant and PNC Bank, Kentucky, Inc.,
               National City Bank, Kentucky, NBD Bank, N.A.
               and Third National Bank, Nashville, Tennessee
(h)   10.2    Note Agreement dated as of March 1, 1995, between
               the Registrant and Principal Mutual Life
               Insurance Company, Lincoln National Investment Management Company, Jefferson-Pilot Life
               Insurance Company and Northern Life Insurance
               Company
(c)  10.3 (a) Incentive Stock Option Plan of the Registrant *
(b)  10.3 (b) Amendment #1, dated April 7, 1987 to the Incentive
               Stock Option Plan of the Registrant *
(h)  10.3 (c) Registrant's 1995 Stock Option Plan *
(d)  10.5     Revised Employee Bonus Plan of the Registrant *
(b)  10.6 (a) Joint Venture Agreement dated March 30, 1987
               between  Mitsui & Co., LTD., Mitsui & Co.
               (U.S.A.), Inc., Mitsui  Steel Development Co.,
               Inc., and the Registrant
(d)  10.6 (b) Amendment #1, dated February 28, 1989 to the Joint
               Venture Agreement dated March 30, 1987 between
               Mitsui & Co., LTD., Mitsui & Co. (U.S.A.), Inc., Mitsui Steel Development Co., Inc., and the
               Registrant
(d)  10.7 (a) Loan Agreement dated as of November 1, 1989 between the County Commissioners of Cecil County, Maryland
               and the Registrant relating to Economic Development
               Revenue Bonds
(d)  10.7 (b) Reimbursement, Credit and Security Agreement dated as of November 1, 1989 between Citizens Fidelity
               Bank and Trust Company and the Registrant relating
               to Economic Development Revenue Bonds
(e)  10.8     Joint Venture Agreement dated October 16, 1990 among
               Mitsui Steel Development Co., Inc. and LTV Steel Company, Inc. and the Registrant
(e)  10.9     Form of Indemnification Agreement Between the
               Registrant and its Directors *
     10.10    Steel Technologies Inc. Restated Retirement Savings Plan
     11       Statement Re: Computation of Per Share Earnings
     13       1995 Annual Report to Shareholders, filed herewith.  The
               annual report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated by reference herein
     21.1     Subsidiaries of the Registrant
     23.1     Consent of Independent Accountants
     27       Financial Data Schedule

Alphabetic filed exhibit reference:

(a) Incorporated herein by reference to exhibits filed with the Company's Form S-2 Registration Statement under the Securities Act of 1933
     (No. 33-24209), which became effective September 28, 1988.

(b) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1987.

(c) Incorporated herein by reference to exhibits filed with the Company's Form S-1 Registration Statement under the Securities Act of 1933 (No. 2-98617), which became effective August 27, 1985.

(d) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1989.

(e) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1990.

(f) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1994.

(g) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file # 0-14061) for the quarter ended December 31, 1994.

(h) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file # 0-14061) for the quarter ended March 31, 1995.

 *   Indicates management contract or compensatory plan and arrangement

                  STEEL TECHNOLOGIES INC.                  SCHEDULE II

            VALUATION AND QUALIFYING ACCOUNTS






                  Column A                  Column B              Column C        Column E      Column F
                                                                  Additions
---------------------------------------------------------------------------------------------------------------
                                            Balance at     Charged to Charged to
                                            Beginning      Costs and  Other       Deductions-   Balance at
                 Description                of Period      Expenses   Accounts-   Describe      End of Period
                                                                      Describe
Year Ended September 30, 1995:
  Allowance for doubtful accounts            $910,000         $27,729    -           $82,729(A)    $855,000
                                            ===================================================================
Year Ended September 30, 1994:
  Allowance for doubtful accounts            $800,000        $133,099    -           $23,099(A)    $910,000
                                            ===================================================================
Year Ended September 30, 1993:
  Allowance for doubtful accounts            $600,000        $230,279    -           $30,279(A)    $800,000
                                            ===================================================================




(A)  Uncollectible accounts charged off, less recoveries.


                    REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Steel Technologies Inc.


Our report on the consolidated financial statements of Steel Technologies Inc. and subsidiaries dated November 3, 1995 has been incorporated by reference in this Form 10-K from page 24 of the 1995 Annual Report to Shareholders of Steel Technologies Inc. and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 (a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ COOPERS & LYBRAND L.L.P.
    ------------------------
    Coopers & Lybrand L.L.P.


Louisville, Kentucky
November 3, 1995


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                                  STEEL TECHNOLOGIES INC.


Dated:                              By:    /s/  KENNETH R. BATES
                                                ----------------
                                                Kenneth R. Bates
                                                Vice President - Finance,
                                                Chief Financial Officer,
                                                Secretary and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Date              Title




/s/ MERWIN J. RAY           12/20/95     Chairman of the Board of Directors
    -------------                        Chief Executive Officer
    Merwin J. Ray                        (Principal Executive Officer)


/s/ BRADFORD T. RAY         12/20/95
    ---------------                      Director, President and Chief
    Bradford T. Ray                      Operating Officer


/s/ HOWARD R. BATES, JR.    12/20/95
    --------------------                 Director and Vice President-Technical
    Howard F. Bates, Jr.                 Services


/s/ MICHAEL J. CARROLL      12/20/95
    ------------------
    Michael J. Carroll                   Director and Executive Vice President


/s/ RALPH W. MCINTYRE       12/20/95
    -----------------
    Ralph W. McIntyre                    Director


/s/ CHARLES A. MAYS         12/20/95
    ---------------
    Charles A. Mays                      Director


/s/ WILLIAM E. HELLMANN     12/20/95
    -------------------
    William E. Hellmann                  Director


/s/ DALE L. ARMSTRONG       12/20/95
    -----------------                    Director
    Dale L. Armstrong


/s/ JIMMY DAN CONNER        12/20/95
    ----------------                     Director
    Jimmy Dan Conner