Form 10-Q
period 1995-12-31
STEEL TECHNOLOGIES INC
filed 1996-02-13
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


 (MARK ONE)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

There were 11,959,538 shares outstanding of the Registrant's common stock as of January 31, 1996.

                     STEEL TECHNOLOGIES INC.

                              INDEX




                                                     Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          December 31, 1995 (Unaudited) and
          September 30, 1995 (Audited)                     3

          Condensed Consolidated Statements of
          Income Three months ended December 31,
          1995 and 1994 (Unaudited)                        4

          Condensed Consolidated Statements of
          Cash Flows Three months ended December 31,
          1995 and 1994 (Unaudited)                        5

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                           6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8-10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                 10

                 Part I. - FINANCIAL INFORMATION
                  Item 1.  Financial Statements
                           --------------------

                     STEEL TECHNOLOGIES INC.
              Condensed Consolidated Balance Sheets
                     (Amounts in Thousands)

                                     December 31,   September 30,
                                         1995           1995
ASSETS                                (Unaudited)     (Audited)
-----------------------------------------------------------------
Current assets:
--------------
  Cash and cash equivalents          $      1,752     $     2,698
  Trade accounts receivable, net           35,549          31,460
  Inventories                              51,239          43,705
  Deferred income taxes                     1,063           1,005
  Prepaid expenses and other assets         1,366           1,414
-----------------------------------------------------------------
     Total current assets                  90,969          80,282
-----------------------------------------------------------------

Property, plant and equipment, net        103,170         103,846
-----------------------------------------------------------------

Investments in corporate joint ventures     9,687           9,344
-----------------------------------------------------------------

Other assets                                1,511           1,258
-----------------------------------------------------------------
                                     $    205,337     $   194,730
=================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------
Current liabilities:
--------------------
  Accounts payable                   $     29,801     $    23,596
  Accrued liabilities                       5,160           2,916
  Long-term debt due within one year          385             385
-----------------------------------------------------------------
     Total current liabilities             35,346          26,897
-----------------------------------------------------------------

Long-term debt                             70,977          68,645
-----------------------------------------------------------------

Deferred income taxes                       6,624           6,191
-----------------------------------------------------------------

Commitments and contingencies
-----------------------------------------------------------------

Shareholders' equity:
---------------------
  Preferred stock                           -               -
  Common stock                             16,644          18,214
  Additional paid-in capital                4,909           4,909
  Retained earnings                        72,185          70,554
  Foreign currency translation adjustment  (1,348)           (680)
-----------------------------------------------------------------
                                           92,390          92,997
-----------------------------------------------------------------
                                     $    205,337     $   194,730
=================================================================





The accompanying notes are an integral part of the consolidated financial statements.

                     STEEL TECHNOLOGIES INC.
           Condensed Consolidated Statements of Income
    (Amounts in Thousands, Except per Share Data, Unaudited)


                                                   Three months ended
                                                       December 31,
                                                   1995            1994
---------------------------------------------------------------------------

Sales                                          $    65,708      $  64,245
Cost of goods sold                                  57,242         56,423
---------------------------------------------------------------------------
  Gross profit                                       8,466          7,822

Selling, general and administrative expenses         4,353          4,000
Equity in net income of unconsolidated
 corporate joint venture                               343            324
---------------------------------------------------------------------------
  Operating income                                   4,456          4,146

Interest expense                                     1,190            891
---------------------------------------------------------------------------
  Income before income taxes                         3,266          3,255

Provision for income taxes                           1,155          1,231
---------------------------------------------------------------------------
  Net income                                   $     2,111      $   2,024
===========================================================================


Weighted average number of
  common shares outstanding                         12,039         12,157
===========================================================================


Earnings per common share                      $      0.18      $    0.17
===========================================================================

Cash dividends per common
  share                                        $      0.04      $    0.04
===========================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                     STEEL TECHNOLOGIES INC.
         Condensed Consolidated Statements of Cash Flows
                (Amounts in Thousands, Unaudited)

                                                      Three months ended
                                                          December 31,
                                                      1995           1994
---------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $      2,111    $    2,024
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                      2,251         1,603
   Deferred income taxes                                375           328
   Equity in net income of corporate
    joint venture                                      (343)         (323)
   Gain on sale of assets                              (463)            -
   Increase (decrease) in cash
    resulting from changes in:
     Trade accounts receivable                       (4,305)       (1,863)
     Inventories                                     (7,631)        4,733
     Accounts payable                                 6,285        (6,563)
     Accrued liabilities                              2,368           512
     Other                                             (228)          508
---------------------------------------------------------------------------
Net cash provided by operating activities               420           959
---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment          (2,298)      (10,556)
 Proceeds from sale of assets                           703             -
---------------------------------------------------------------------------
Net cash used in investing activities                (1,595)      (10,556)
---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                         2,514        15,494
 Principal payments on long-term debt                  (182)         (182)
 Repurchase of common stock                          (1,570)            -
 Cash dividends on common stock                        (480)         (487)
 Net issuance of common stock under incentive
  stock option plan                                       -             7
---------------------------------------------------------------------------
Net cash provided by financing activities               282        14,832
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Effect of exchange rate changes on cash                 (53)            -
---------------------------------------------------------------------------

Net (decrease) increase in cash and cash
 equivalents                                           (946)        5,235
Cash and cash equivalents, beginning of year          2,698         1,008
---------------------------------------------------------------------------
Cash and cash equivalents, end of period       $      1,752    $    6,243
===========================================================================


Supplemental Cash Flow Disclosures:
-----------------------------------
Cash payments for interest                     $       478     $   1,084
==========================================================================

Cash payments for taxes                        $        93            55
==========================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                     STEEL TECHNOLOGIES INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1995 and the consolidated statements of income for the three months ended December 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the
year ended September 30, 1995.   The results of operations for
the three months ended December 31, 1995 are not necessarily indicative of the operating results for the full year.


2.   INVENTORIES

                           December 31,  September 30,
                               1995          1995
                           (Unaudited)     (Audited)
                           ---------------------------
                             (Amounts in Thousands)
Inventories consist of:
------------------------------------------------------
   Raw materials              $40,894       $34,703
   Finished goods and
    work in process            10,345         9,002
------------------------------------------------------
                              $51,239       $43,705
======================================================


3.   RETAINED EARNINGS

                                   Three months ended
                                   December 31, 1995
                                   ------------------
                                 (Amounts in Thousands)
Retained earnings consists of:
-------------------------------------------------------
  Balance, beginning of year                   $70,554

   Net income                                    2,111

   Cash dividends on common stock                 (480)

-------------------------------------------------------
  Balance, end of period                       $72,185
=======================================================

4.  FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Mexican subsidiary are translated into U.S. dollars at the period-end rate of exchange and revenues and expenses are translated at average rates of exchange in effect during the period. Resulting translation adjustments are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in net income when incurred.


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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Results of Operations
---------------------

The Company posted record first quarter 1996 sales of $65,708,000 which represented a 2% increase from sales of $64,245,000 in the first quarter a year ago. The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry. Demand in the automotive and other steel consuming markets during the quarter was comparable to the levels of the prior year. Tons shipped were unchanged from the 1995 levels while average selling prices declined 2%. Sales in the 1996 quarter benefited approximately 4% from the prior year as a result of the sale of certain assets, additional revenues from the Engineering Division's sale of two rolling mills as well as tolling revenues generated by the Company's new pickling facility. The Company started to see improved market demand for its steel products in the first quarter from the softened demand levels experienced in the second half of fiscal 1995. The outlook for 1996 continues to improve as customers complete inventory adjustments in the near term; however lower average selling prices are expected for the balance of fiscal 1996. The Company is well positioned to take advantage of improvements in demand as the recently completed capital investments have added new capacity and increased the products and services offered by the Company.

Cost of goods sold decreased as a percentage of sales to 87.1 % in the first quarter ended December 31, 1995 from 87.8% in the prior year. The gross profit margin in the first quarter of 1996 benefited from lower raw material costs associated with steel purchased in the latter half of calendar 1995. In addition, the gross profit margin in the quarter was positively impacted by toll processing revenues as well as the sale of the rolling mills and other assets. These factors were partially offset by production costs increases associated with new pickling and production capacity added in 1995. As a result, the gross profit margin increased to 12.9% in 1995 from 12.2% in the year earlier period.

Selling, general and administrative costs increased to 6.6% of sales in the first quarter ended December 31, 1995 from 6.2% a year ago. The Company continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Selling, general and administrative costs in recent years have increased at a rate comparable to the growth in sales. The increase in the current quarter is directly related to increased expenses associated with the new pickling and production capacity added in 1995.

The Company's equity in net income of its unconsolidated corporate joint venture increased to $343,000 in 1995 from $324,000 in the prior year. These increases are principally the result of the higher sales levels achieved by the 50% owned corporate joint venture
Mi-Tech Steel, Inc.

Dollar denominated borrowings provided to the Company's 80% owned Mexican subsidiary are considered a part of the Company's long-term investment in the Mexican Company. As a result, currency fluctuations will generally be reflected as a component of shareholders' equity.

Interest expense increased to $1,190,000 for the quarter ended December 31, 1995 from $891,000 in the comparable prior year period. This increase is the result of higher average borrowings during the first quarter ended December 31, 1995.

The Company's effective income tax rate was 35.4% in the first quarter ended December 31, 1995 compared to 37.8% in the same period a year ago. The effective income tax rate was reduced in the current quarter as a result of lower taxes on the earnings of the Company's Mexican subsidiary and increased earnings of the Mi-Tech Steel joint venture, which are not fully taxable to the Company.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Cont.)

Liquidity and Capital Resources
-------------------------------

At December 31, 1995, the Company had $55,623,000 of working capital, maintained a current ratio of 2.6:1 and had total long-term debt at 43% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. The Company expects the sales trends to improve during the fiscal year based on the current backlogs and order entry activity. The working capital needs associated with higher sales levels are anticipated to be funded with a combination of cash flows from operations and available borrowing capabilities.

The Company's capital expenditures for the three months totaled $2,298,000 which were significantly reduced from the levels of the prior year. The Company has expanded its production capacity and added new processing capabilities over the last two years and expects modest levels of capital additions for 1996. Other significant cash outflows during the three months included the repurchase of over 150,000 shares of common stock in the open market. The capital expenditures and the share repurchases were funded with cash flows from operations and a modest increase in borrowings under the line of credit.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs. The Company expects funds generated from operations and the availability of $14 million under its unsecured bank line of credit to be sufficient to finance the capital expenditure plans as well as the working capital requirements of the next twelve months. At this time the Company has no known material obligations, commitments or demands which must be met beyond the next twelve months other than the ten year notes and the line of credit. The ten year notes do not require any principal payments until fiscal 1999 and the line of credit is expected to be renewed at the end of the term. However, the Company may seek, from time to time, additional funds to finance the opening of new plants, significant improvements in its production and processing equipment and purchases of equipment to expand its production and processing capabilities.
The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At December 31, 1995, the Company had $70,977,000 in long-term debt outstanding. Under its various debt agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Cont.)

Liquidity and Capital Resources (Cont.)
---------------------------------------

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $6,250,000 of the bank financing required for the working capital purposes of Mi-Tech Steel, Inc.

The Company maintains an investment, principally in preferred stock of Processing Technology, Inc., a corporate joint venture. The Company continues to periodically evaluate the possible conversion of its preferred stock investment into common stock of Processing Technology, Inc. This conversion is not expected to occur in the near term. The Company's decision to convert its investment to common stock will be based upon the joint venture attaining certain financial criteria established by Steel Technologies. Upon conversion, the Company would be obligated to guarantee a proportionate share, currently approximating $9,900,000, of the joint venture's loan and lease commitments.
The Company's guarantee of a $2,000,000 Processing Technology, Inc. bank line of credit expired December 31, 1995.

The Company believes its manufacturing facilities are in compliance with applicable federal and state environmental regulations. The
Company is not presently aware of any fact or circumstance which would require the expenditure of material amounts for environmental compliance in the future.


PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The following exhibits are filed as part of this report:

27 -- Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended
December 31, 1995.

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




Dated February 13, 1996