Form 10-Q
period 1996-03-31
STEEL TECHNOLOGIES INC
filed 1996-05-15
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

	                	  WASHINGTON, D.C. 20549

	                       		FORM 10-Q


 (MARK ONE)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
	       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

There were 11,959,538 shares outstanding of the Registrant's common stock as of April 30, 1996.




	                       		     1 of 12

                      STEEL TECHNOLOGIES INC.

	     		       INDEX


						      Page Number

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

	           Condensed Consolidated Balance Sheets
	           March 31, 1996 (Unaudited) and
	           September 30, 1995 (Audited)                  3

       	    Condensed Consolidated Statements
	           of Income Three months and six months
	           ended March 31, 1996 and 1995 (Unaudited)     4

	           Condensed Consolidated Statements of
	           Cash Flows Six months ended March 31,
	           1996 and 1995 (Unaudited)                     5

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



	                    		     2 of 12

                  Part I. - FINANCIAL INFORMATION
		   Item 1. Financial Statements
			   --------------------

		     STEEL TECHNOLOGIES INC.
	       Condensed Consolidated Balance Sheets
		     (Amounts in Thousands)


                                    					   March 31,         September 30,
                                        1996                 1995
ASSETS                                   (Unaudited)           (Audited)
- --------------------------------------------------------------------------
Current assets:
- ---------------
   Cash and cash equivalents              $    2,022          $     2,698
   Trade accounts receivable, net             43,141               31,460
   Inventories                                58,227               43,705
   Deferred income taxes                       1,163                1,005
   Prepaid expenses and other assets             372                1,414
- --------------------------------------------------------------------------
      Total current assets                   104,925               80,282
- --------------------------------------------------------------------------

Property, plant and equipment, net           102,243              103,846
- --------------------------------------------------------------------------

Investments in corporate joint ventures       10,075                9,344
- --------------------------------------------------------------------------

Other assets                                   1,318                1,258
- --------------------------------------------------------------------------
                  			  $  218,561          $   194,730
==========================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------
Current liabilities:
- --------------------
   Accounts payable                       $   35,082          $    23,596
   Accrued liabilities                         5,794                2,916
   Long-term debt due within one year            384                  385
- --------------------------------------------------------------------------
      Total current liabilities               41,260               26,897
- --------------------------------------------------------------------------

Long-term debt                                74,411               68,645
- --------------------------------------------------------------------------

Deferred income taxes                          7,173                6,191
- --------------------------------------------------------------------------

Shareholders' equity:
- ---------------------
   Preferred stock                               -                    -
   Common stock                               16,644               18,214
   Additional paid-in capital                  4,909                4,909
   Retained earnings                          75,551               70,554
   Foreign currency translation
     adjustment                               (1,387)                (680)
- --------------------------------------------------------------------------
   					      95,717               92,997
- --------------------------------------------------------------------------
     					  $  218,561          $   194,730
==========================================================================




The accompanying notes are an integral part of the consolidated financial statements.


                         			     3 of 12

                    STEEL TECHNOLOGIES INC.
	   Condensed Consolidated Statements of Income
      (Amounts in Thousands, Except per Share Data, Unaudited)


 	                 Three months ended     Six months ended
                            March 31,              March 31,
        		1996        1995       1996        1995
- -------------------------------------------------------------------------

Sales                       $  76,630    $  71,496   $ 142,338  $ 135,741
Cost of goods sold             65,604       61,810     122,846    118,233
- -------------------------------------------------------------------------
  Gross profit                 11,026        9,686      19,492     17,508

Selling, general and
  administrative expenses       4,898        4,371       9,252      8,371
Equity in net income of
  unconsolidated corporate
  joint venture                   388          387         732        710
- -------------------------------------------------------------------------
  Operating income              6,516        5,702      10,972      9,847

Foreign currency exchange
  loss                            -            497         -          497
Interest expense                1,272        1,027       2,462      1,917
- -------------------------------------------------------------------------
  Income before income
   taxes                        5,244        4,178       8,510      7,433

Provision for income
  taxes                         1,878        1,515       3,033      2,746
- -------------------------------------------------------------------------
  Net income                $   3,366    $   2,663   $   5,477  $   4,687
=========================================================================


Weighted average number of
  common shares outstanding    11,958       12,158      11,999     12,158
=========================================================================


Earnings per common share   $    0.28    $    0.22   $    0.46  $    0.39
=========================================================================

Cash dividends per common
  share                     $    0.00    $    0.00   $    0.04  $    0.04
=========================================================================






The accompanying notes are an integral part of the consolidated financial statements.


	                          		     4 of 12


                     STEEL TECHNOLOGIES INC.
	       Condensed Consolidated Statements of Cash Flows
	              (Amounts in Thousands, Unaudited)


                              	             Six months ended
                                        March 31,
	                                          1996             1995
- ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $   5,477       $   4,687
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization            4,617           3,311
      Foreign currency exchange loss             -               497
      Deferred income taxes                      825             390
      Equity in net income of
	unconsolidated corporate
	joint venture                           (732)           (710)
      Gain on sales of assets                   (477)            -
      Increase (decrease) in cash
	resulting from changes in:
	  Trade accounts receivable          (11,909)         (4,468)
	  Inventories                        (14,624)         23,590
	  Accounts payable                    11,573         (11,825)
	  Accrued liabilities                  2,978             830
	  Other                                  983             381
- ----------------------------------------------------------------------
Net cash (used in) provided by
  operating activities                        (1,289)         16,683
- ----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                 (3,784)        (22,286)
  Proceeds from sale of assets                   737             -
- ----------------------------------------------------------------------
Net cash used in investing activities         (3,047)        (22,286)
- ----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                 6,014          25,479
  Principal payments on long-term
    debt                                        (249)        (14,249)
  Repurchase of common stock                  (1,570)            _
  Cash dividends on common stock                (480)           (487)
  Net issuance of common stock under
    incentive stock option plan                  _                 7
- ----------------------------------------------------------------------
Net cash provided by financing activities      3,715          10,750
- ----------------------------------------------------------------------

- ----------------------------------------------------------------------
Effect of exchange rate changes on cash          (55)           (697)
- ----------------------------------------------------------------------

Net (decrease) increase in cash and
  cash equivalents                              (676)          4,450
Cash and cash equivalents,
  beginning of year                            2,698           1,008
- ----------------------------------------------------------------------
Cash and cash equivalents,
  end of period                            $   2,022       $   5,458
======================================================================

Supplemental Cash Flow Disclosures:
- -----------------------------------

 Cash payments for interest                $   2,455       $   1,736
======================================================================

 Cash payments for taxes                   $   1,108       $   1,823
======================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                          			     5 of 12

                       STEEL TECHNOLOGIES INC.

	       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	                    		     (Unaudited)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statements of income for the three and six-month periods ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1995. The results of operations for the six months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES

                    March 31,      September 30,
                                     1996             1995
                                 (Unaudited)       (Audited)
                 -------------------------------
			                                   (Amounts in Thousands)
Inventories consist of:
- ------------------------------------------------------------------
     Raw materials                  $    46,875      $    34,703
     Finished goods and
       work in process                   11,532            9,002
- ------------------------------------------------------------------
        				    $    58,227      $    43,705
- ------------------------------------------------------------------


3.  RETAINED EARNINGS

               					 Six months ended
			                   March 31, 1996
			                  --------------
				                                    (Amounts in Thousands)
Retained earnings consists of:
- ------------------------------------------------------------
   Balance, beginning of year                   $    70,554

    Net income                                        5,477

    Cash dividends on common stock                     (480)
- ------------------------------------------------------------
   Balance, end of period                       $    75,551
- ------------------------------------------------------------


                            			     6 of 12

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


                           		     7 of 12

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations

Results of Operations
- ---------------------

Second quarter 1996 sales of $76,630,000 increased 7% from sales of $71,496,000 in 1995 and represented the highest sales levels achieved for any quarter in the Company's history. Sales for the six months ended March 31, 1996 increased 5% to $142,338,000 from $135,741,000 in 1995.
The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry. Automotive production schedules during the quarter and six months ended March 31, 1996 remained behind the prior year levels. The Company's success in developing a substantial amount of new business with both existing customers and new accounts offset the softness in the production schedules. As a result, tons shipped increased by 14% and 7% for the three and six months ended March 31, 1996. Average selling prices declined by 9% and 6% during the second quarter and six months ended March 31, 1996 from a year ago. Sales in the second quarter and first half of 1996 benefited approximately 3% as a result of the sale of certain assets, additional revenues from the Engineering Division's sale of two rolling mills as well as tolling revenues generated by the new pickling facility. The outlook for 1996 continues to improve as automotive production is expected to increase from the March levels; however, lower average selling prices are expected for the balance of the fiscal year. The Company is well positioned to take advantage of improvements in demand as the capital investments completed in fiscal
1995 have added new capacity and increased the products and services offered by the Company.

Cost of goods sold decreased as a percentage of sales to 85.6% and 86.3% in the quarter and six months ended March 31, 1996 compared to 86.5% and 87.1% a year ago. As a result, the gross profit margin increased to 14.4% and 13.7% for the quarter and six months ended March 31, 1996 from 13.5% and 12.9% in 1995. The gross profit margin in 1996 benefited from lower raw material costs associated with steel purchased in the latter half of calendar 1995. The Company has generated additional raw material cost reductions from the savings associated with pickling steel for internal use. In addition, the gross margin was positively impacted by toll processing revenues as well as the sale of the rolling mills and other assets. These factors were partially offset by production costs increases associated with the pickling and production capacity added in 1995.

Selling, general and administrative expenses increased to 6.4% and 6.5% of sales in the second quarter and six months ended March 31, 1996 from 6.1% and 6.2% in 1995. The Company continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Selling, general and administrative costs in recent years have increased at a rate comparable to the growth in sales. A significant portion of the increase in 1996 is related to expenses associated with the new pickling and production capacity added in 1995.

The Company's equity in net income of its unconsolidated corporate joint venture increased to $388,000 and $732,000 for the quarter and six months ended March 31, 1996 from $387,000 and $710,000 a year ago. The equity income increase for the six months is the result of higher sales levels achieved by the 50% owned corporate joint venture, Mi-Tech Steel, Inc.

The Company recorded a charge of $497,000 in the second quarter of 1995 to account for the impact of the Mexican peso devaluation on dollar denominated borrowings provided to the 80% owned Mexican subsidiary. These borrowings were capitalized as an additional equity contribution to the Mexican subsidiary in fiscal 1996 and are considered a part of the Company's long-term investment in the subsidiary. As a result, currency fluctuations will generally be reflected as a component of shareholders' equity.

Interest expense increased to $1,272,000 and $2,462,000 for the quarter and six months ended March 31, 1996 from $1,027,000 and $1,917,000 in 1995. These increases are the result of higher average borrowings during the second quarter and first half of 1996.

The Company's effective income tax rate was 36% in the second quarter and six months ended March 31, 1996 compared to 36% and 37% in the comparable prior year periods. The effective income tax rate was reduced in the first half of 1996 as a result of lower taxes on the earnings of the Company's Mexican subsidiary and increased earnings of the Mi-Tech Steel joint venture, which are not fully taxable to the Company.


                        			     8 of 12

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations (Cont.)

Liquidity and Capital Resources
- -------------------------------

At March 31, 1996, the Company had $63,665,000 of working capital, maintained a current ratio of 2.5:1 and had total long-term debt at 44% of total capitalization. The Company continues to manage the level of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. The Company expects the sales trends to remain strong during the fiscal year based on the current backlog and order entry activity. The working capital needs associated with higher sales levels are anticipated to be funded with a combination of cash flows from operations and available borrowing capabilities.

The Company's capital expenditures for the six months totaled $3,784,000 which were significantly reduced from the levels of the prior year. The Company has expanded its production capacity and added new processing capabilites over the last two years and expects modest levels of capital additions for 1996. Other significant cash outflows during the six months included the repurchase of over 150,000 shares of common stock in the open market. The capital expenditures and the share repurchases were funded with cash flows from operations and a modest increase in borrowings on the line of credit.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs. The Company expects funds generated from operations and the availability of $7.5 million under its unsecured bank line of credit to be sufficient to finance the capital expenditure plans as well as the working capital
requirements of the next twelve months.   At this time the Company has
no known material obligations, commitments or demands which must be met beyond the next twelve months other than the ten year notes and the line of credit. The ten year notes do not require any principal payments until 1999 and the line of credit is expected to be renewed at the end of the term. However, the Company may seek, from time to time, additional funds to finance the opening of new plants, significant improvements in its production and processing equipment and purchases of equipment to expand its production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At March 31, 1996, the Company had $74,411,000 in long-term debt outstanding. Under its various debt agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures.


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

The Company maintains an investment, principally in the preferred stock of Processing Technology, Inc., a corporate joint venture. The Company continues to periodically evaluate the possible conversion of its preferred stock investment into common stock of Processing Technology, Inc. The conversion is not expected to occur in the near term. The Company's decision to convert its investment to common stock will be based upon the joint venture attaining certain financial criteria established by Steel Technologies. Upon conversion, the Company would be obligated to guarantee a proportionate share, currently approximating $9,900,000, of the joint venture's loan and lease commitments. The Company's guarantee of a $2,000,000 Processing Technology, Inc. bank line of credit expired December 31, 1995.

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



	                       		     10 of 12


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

The annual meeting of shareholders was held on January 25, 1996. The matters voted upon at the meeting were the election of three directors for three year terms and one director for a one year term as well as the ratification of independent auditors for the current fiscal year.

The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:

Nominee                 Votes For     Votes Against    Votes Withheld
- -------                 ---------     -------------    --------------

Term expiring in 1999
- ---------------------
Merwin J. Ray           10,354,086         0              208,000
Bradford T. Ray         10,447,564         0              114,522
Dale L. Armstrong       10,436,604         0              125,482

Term expiring in 1997
- ---------------------
Jimmy Dan Conner        10,345,781         0              216,305



The number of votes cast for, against or abstained with respect to the selection of Coopers and Lybrand as independent auditors were as follows:


       Votes For     Votes Against    Votes Abstained
       ---------     -------------    ---------------

      10,536,247        15,823             10,016



Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  The following exhibit is filed as a part of this report:

27    --   Financial Data Schedule


(b)  No reports on Form 8-K were filed during the quarter ended
March 31, 1996.



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




Dated May 14, 1996


	                       		   12 of 12


                         INDEX TO EXHIBITS

Exhibit
Number                  Description of Exhibit
- -------                 ----------------------

27                  --  Financial Data Schedule