Form 10-Q
period 1996-06-30
STEEL TECHNOLOGIES INC
filed 1996-08-13
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

	                	  WASHINGTON, D.C. 20549

	                       		FORM 10-Q


 (MARK ONE)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
	       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

There were 11,962,238 shares outstanding of the Registrant's common stock as of July 31, 1996.




	                 		1 of 11

                      STEEL TECHNOLOGIES INC.

	     		       INDEX


	                                                       Page Number

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

	           Condensed Consolidated Balance Sheets
	           June 30, 1996 (Unaudited) and
	           September 30, 1995 (Audited)                       3

            Condensed Consolidated Statements of Income
            Three months and nine months ended June 30,
	           1996 and 1995 (Unaudited)                          4

	           Condensed Consolidated Statements of Cash Flows Nine months ended June 30, 1996 and 1995
            (Unaudited)                                        5

	           Notes to Condensed Consolidated Financial
	           Statements (Unaudited)                             6-7

Item 2.     Management's Discussion and Analysis of Financial
	           Condition and Results of Operations                8-10


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                   11



	                    		 2 of 11

     Part I. - FINANCIAL INFORMATION
		   Item 1. Financial Statements
		   --------------------

	 	     STEEL TECHNOLOGIES INC.
	       Condensed Consolidated Balance Sheets
		      (Amounts in Thousands)


                                  					   June 30,         September 30,
                                            1996                 1995
ASSETS                                   (Unaudited)           (Audited)
- --------------------------------------------------------------------------
Current assets:
- ---------------
   Cash and cash equivalents              $    3,769          $     2,698
   Trade accounts receivable, net             40,904               31,460
   Inventories                                55,638               43,705
   Deferred income taxes                       1,263                1,005
   Prepaid expenses and other assets             186                1,414
- --------------------------------------------------------------------------
      Total current assets                   101,760               80,282
- --------------------------------------------------------------------------

Property, plant and equipment, net           101,129              103,846
- --------------------------------------------------------------------------

Investments in corporate joint ventures       10,550                9,344
- --------------------------------------------------------------------------

Other assets                                   1,158                1,258
- --------------------------------------------------------------------------
                                     			  $  214,597          $   194,730
==========================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------
Current liabilities:
- --------------------
   Accounts payable                       $   30,971          $    23,596
   Accrued liabilities                         5,429                2,916
   Long-term debt due within one year            384                  385
- --------------------------------------------------------------------------
      Total current liabilities               36,784               26,897
- --------------------------------------------------------------------------

Long-term debt                                71,544               68,645
- --------------------------------------------------------------------------

Deferred income taxes                          7,723                6,191
- --------------------------------------------------------------------------

Shareholders' equity:
- ---------------------
   Preferred stock                               -                    -
   Common stock                               16,662               18,214
   Additional paid-in capital                  4,909                4,909
   Retained earnings                          78,285               70,554
   Foreign currency translation
     adjustment                               (1,310)                (680)
- --------------------------------------------------------------------------
                                   					      98,546               92,997
- --------------------------------------------------------------------------
     			                              		  $  214,597          $   194,730
==========================================================================




The accompanying notes are an integral part of the consolidated financial statements.


                         		3 of 11

     STEEL TECHNOLOGIES INC.
  	   Condensed Consolidated Statements of Income
      (Amounts in Thousands, Except per Share Data, Unaudited)


                                Three months ended     Nine months ended
                                    June 30,               June 30,
                       	        	1996        1995       1996        1995
- -------------------------------------------------------------------------

Sales                       $  76,623    $  60,153   $ 218,960  $ 195,894
Cost of goods sold             65,803       52,689     188,649    170,922
- -------------------------------------------------------------------------
  Gross profit                 10,820        7,464      30,311     24,972

Selling, general and
  administrative expenses       4,799        3,996      14,051     12,367
Equity in net income of
  unconsolidated corporate
  joint venture                   475          425       1,207      1,135
- -------------------------------------------------------------------------
  Operating income              6,496        3,893      17,467     13,740

Foreign currency exchange
  loss                            -             63         -          560
Interest expense                1,297          860       3,759      2,777
- -------------------------------------------------------------------------
  Income before income
   taxes                        5,199        2,970      13,708     10,403

Provision for income
  taxes                         1,866          908       4,899      3,654
- -------------------------------------------------------------------------
  Net income                $   3,333    $   2,062   $   8,809  $   6,749
=========================================================================


Weighted average number of
  common shares outstanding    11,960       12,156      11,980     12,157
=========================================================================


Earnings per common share   $    0.28    $    0.17   $    0.74  $    0.56
=========================================================================

Cash dividends per common
  share                     $    0.05    $    0.04   $    0.09  $    0.08
=========================================================================






The accompanying notes are an integral part of the consolidated financial statements.


	                          	4 of 11


                     STEEL TECHNOLOGIES INC.
	       Condensed Consolidated Statements of Cash Flows
	              (Amounts in Thousands, Unaudited)


                                    	             Nine months ended
                                                      June 30,
          	                                     1996             1995
- ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $   8,809       $   6,749
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization            7,018           5,041
      Foreign currency exchange loss             -               560
      Deferred income taxes                    1,275             815
      Equity in net income of
	     unconsolidated corporate
	     joint venture                           (1,207)         (1,135)
      Gain on sales of assets                   (475)            -
      Increase (decrease) in cash
	resulting from changes in:
	  Trade accounts receivable                  (9,654)          4,496
	  Inventories                               (12,027)         28,938
	  Accounts payable                            7,455         (12,869)
	  Accrued liabilities and taxes               2,678             951
	  Other                                       1,278            (126)
- ----------------------------------------------------------------------
Net cash provided by operating activities      5,150          33,420
- ----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                 (5,033)        (30,858)
  Proceeds from sale of assets                   737             -
- ----------------------------------------------------------------------
Net cash used in investing activities         (4,296)        (30,858)
- ----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                 3,214          25,479
  Principal payments on long-term
    debt                                        (316)        (22,827)
  Repurchase of common stock                  (1,570)           (418)
  Cash dividends on common stock              (1,078)           (973)
  Net issuance of common stock under
    incentive stock option plan                   18               7
- ----------------------------------------------------------------------
Net cash provided by financing activities        268           1,268
- ----------------------------------------------------------------------

- ----------------------------------------------------------------------
Effect of exchange rate changes on cash          (51)           (780)
- ----------------------------------------------------------------------

Net increase in cash and cash equivalents      1,071           3,050
Cash and cash equivalents, beginning
  of year                                      2,698           1,008
- ----------------------------------------------------------------------
Cash and cash equivalents, end of period   $   3,769       $   4,058
======================================================================

Supplemental Cash Flow Disclosures:
- -----------------------------------

 Cash payments for interest                $   2,912       $   3,101
======================================================================

 Cash payments for taxes                   $   2,228       $   2,600
======================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                          		5 of 11

                   STEEL TECHNOLOGIES INC.

	       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	                     (Unaudited)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statements of income for the three and nine-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1995. The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES

                                      June 30,      September 30,
                                        1996             1995
                                     (Unaudited)       (Audited)
                                  -------------------------------
                                        (Amounts in Thousands)
Inventories consist of:
- ------------------------------------------------------------------
     Raw materials                  $    46,003      $    34,703
     Finished goods and
       work in process                    9,635            9,002
- ------------------------------------------------------------------
                             			    $    55,638      $    43,705
- ------------------------------------------------------------------


3.  RETAINED EARNINGS

                             				 Nine months ended
               		                   June 30, 1996
			                                 --------------
	                              (Amounts in Thousands)
Retained earnings consists of:
- ------------------------------------------------------------
   Balance, beginning of year                   $    70,554

    Net income                                        8,809

    Cash dividends on common stock                   (1,078)
- ------------------------------------------------------------
   Balance, end of period                       $    78,285
- ------------------------------------------------------------


                            		6 of 11

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


                           		7 of 11

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations

When used in the following discussion, the word "expects" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions; cyclicality of demand in the steel industry, specifically in the automotive market; competitive factors such as the pricing and availability of steel;
reliance on key customers; and potential equipment malfunctions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurence of unanticipated events or circumstances after the date hereof.


Results of Operations
- ---------------------

The Company posted record third quarter 1996 sales of $76,623,000 an increase of 27% from sales of $60,153,000 in 1995. Sales for the nine months ended June 30, 1996 increased 12% to $218,960,000 from $195,894,000 in 1995. The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry. Automotive production schedules during the quarter increased 5% from a year ago while the nine months schedules remained behind the prior year levels. The Company continues to increase its market share and have success in developing a substantial amount of new business with both existing customers and new accounts. As a result, tons shipped increased by 42% and 18% for the three and nine months ended June 30, 1996. Average selling prices declined by 13% and 8% during the third quarter and nine months ended June 30, 1996 from a year ago. Sales in the third quarter and nine months of 1996 also benefited from the sale of certain assets, additional revenues from the Engineering Division's sale of two rolling mills as well as tolling revenues generated by the new pickling facility. The sales outlook for 1996 continues to improve as automotive production is expected to increase from the June levels; however, lower average selling prices are expected for the balance of the fiscal year. The Company is well positioned to take advantage of improvements in demand as the capital investments completed in fiscal 1995 have added new capacity and increased the products and services offered by the Company.

Cost of goods sold decreased as a percentage of sales to 85.9% and 86.2% in the quarter and nine months ended June 30, 1996 compared to 87.6% and 87.3% a year ago. As a result, the gross profit margin increased to 14.1% and 13.8% for the quarter and nine months ended June 30, 1996 from 12.4% and 12.7% in 1995. The gross profit margin in 1996 benefited from lower raw material costs associated with steel purchased in the first half of the 1996 fiscal year. The Company has generated additional raw material cost reductions from the savings associated with pickling steel for internal use. In addition, the gross margin was positively impacted by toll processing revenues as well as the sale of the rolling mills and other assets. These factors were partially offset by production costs increases associated with the pickling and production capacity added in 1995. Raw material costs are expected to increase in the near term as our steel suppliers raise prices in July 1996. Over the longer term we expect this trend to reverse itself as new steelmaking capacity and increased steel imports enter the market. Additionally, a number of steel mills have experienced temporary production problems which has negatively affected raw material supply. Should these raw material price increases persist, margins could be negatively impacted until corresponding selling price increases are passed along to our customers.

Selling, general and administrative expenses were 6.3% and 6.4% of sales in the third quarter and nine months ended June 30, 1996 compared to 6.6% and 6.3% in 1995. The Company continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Selling, general and administrative costs in recent years have increased at a rate comparable to the growth in sales. A significant portion of the cost increase in 1996 is related to expenses associated with the new pickling and production capacity added in 1995.

The Company's equity in net income of its unconsolidated corporate joint venture increased to $475,000 and $1,207,000 for the quarter and nine months ended June 30, 1996 from $425,000 and $1,135,000 a year ago. The equity income increase for the third quarter and nine months is the result of higher sales levels achieved by the 50% owned corporate joint venture, Mi-Tech Steel, Inc.

The Company recorded a charge of $560,000 in the prior year to account for the impact of the Mexican peso devaluation on dollar denominated borrowings provided to the 80% owned Mexican subsidiary. These borrowings were capitalized as an additional equity contribution to the Mexican subsidiary in fiscal 1996 and are considered a part of the Company's long-term investment in the subsidiary. As a result, currency fluctuations will generally be reflected as a component of shareholders' equity.

Interest expense increased to $1,297,000 and $3,759,000 for the quarter and nine months ended June 30, 1996 from $860,000 and $2,777,000 in 1995. These increases are the result of higher average borrowings during the third quarter and nine months of 1996.

The Company's effective income tax rate was 36% in the third quarter and nine months ended June 30, 1996 compared to 31% and 35% in the comparable prior year periods.


                        		8 of 11

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations (Cont.)

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company had $64,976,000 of working capital, maintained a current ratio of 2.8:1 and had total long-term debt at 42% of total capitalization. The Company continues to manage the level of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. The Company expects the sales trends to remain strong during the fiscal year based on the current backlog and order entry activity. The working capital needs associated with higher sales levels are anticipated to be funded with a combination of cash flows from operations and available borrowing capabilities.

The Company's capital expenditures for the nine months totaled $5,033,000 which were significantly reduced from the levels of the prior year. The Company has expanded its production capacity and added new processing capabilites over the last two years and expects modest levels of capital additions for 1996. Other significant cash outflows during the nine months included the repurchase of over 150,000 shares of common stock in the open market. The capital expenditures and the share repurchases were funded with cash flows from operations and a modest increase in borrowings on the line of credit.

The Company believes that it has sufficient liquidity and available capital resources to meet its existing needs. The Company expects to increase the limit on its unsecured bank line of credit. The additional availability along with funds generated from operations are expected to be sufficient to finance the capital expenditure plans as well as the working capital requirements of the next twelve months. At this time the Company has no known material obligations, commitments or demands which must be met beyond the next twelve months other than the ten year notes and the line of credit. The ten year notes do not require any principal payments until 1999 and the line of credit is expected to be renewed at the end of the term. However, the Company may seek, from time to time, additional funds to finance the opening of new plants, significant improvements in its production and processing equipment and purchases of equipment to expand its production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At June 30, 1996, the Company had $71,544,000 in long-term debt outstanding. Under its various debt agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures.


                       			9 of 11

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations (Cont.)

Liquidity and Capital Resources (Cont.)
- ---------------------------------------

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $6,250,000 of the bank financing required for the working capital purposes of Mi-Tech Steel, Inc. Mi-Tech Steel is anticipating significant capital additions in 1997 to construct a pickling, slitting and cut-to-length facility in Decatur, Alabama. In order to finance this project, Steel Technologies may be required to provide additional equity contributions or debt guarantees to the joint venture.

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



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  The following exhibit is filed as a part of this report:

27    --   Financial Data Schedule


(b)  No reports on Form 8-K were filed during the quarter ended
June 30, 1996.



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




Dated August 13, 1996


	                       		 11 of 11


                         INDEX TO EXHIBITS

Exhibit
Number                  Description of Exhibit
- -------                 ----------------------

27                  --  Financial Data Schedule