Form 10-K
period 1996-09-30
STEEL TECHNOLOGIES INC
filed 1996-12-20
CIK 771790

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of November 29, 1996, computed by reference to the closing price of the registrant's Common Stock, as quoted in the NASDAQ National Market System on such date:
$118,811,788.

Number of shares of the registrant's Common Stock outstanding at November 29, 1996: 11,967,238.


Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 1996 are incorporated by reference into Part II.
Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 23, 1997 are incorporated by reference into Part III.

PART I

ITEM 1.     BUSINESS

GENERAL

Steel Technologies Inc. ("the Company") was incorporated under the laws of the state of Kentucky in 1971 as Southern Strip Steel, Inc. In June 1985, the name of the corporation was changed to Steel Technologies Inc.

The Company is an intermediate steel processor engaged in the business of processing flat rolled steel to specified close tolerances in response to orders from industrial customers who require steel of precise thickness, width, temper and finish for their manufacturing purposes. The business of the Company consists of purchasing commercial tolerance steel in coils up to 72 inches in width from major steel mills, processing it to the precise thickness, width, temper and finish specified by its customers and distributing the processed steel from its Kentucky, Indiana, Michigan, Maryland and Mexico plants to locations in 36 states primarily in the East, Midwest and South, as well as into Mexico and Canada. The Company's principal processed products include cold-rolled strip and sheet, cold-rolled one-pass strip, high carbon and alloy strip and sheet, hot-rolled strip and sheet, high strength low alloy strip and sheet, hot-rolled pickle and oil and coated strip and sheet and pickling of hot-rolled black coils.

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

Customer orders are entered in a computerized order entry system, and appropriate inventory is then selected and scheduled for processing in accordance with the customer's specified delivery date. The Company attempts to maximize yield from its inventory by scheduling customer orders to use to the fullest extent practicable the purchased widths of its coils. One of the first processing functions involves the pickling of hot rolled black coil steel. This process is a cleaning process that improves the quality of hot rolled steel by removing the scale on the surface of the steel and prepares the hot rolled steel for further processing. Pickling is performed on both a toll basis as well as on hot rolled steel which is owned by the Company and will be further processed. The next processing function typically involves slitting coils to specified widths subject to close tolerances. After slitting, the processed product is ready for either delivery to the customer or additional processing.

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

The Company has achieved high quality and productivity levels through its commitment to state-of-the-art equipment used to perform the pickling, slitting, cold reduction and annealing processes. The Company's pickling facility is capable of high volume pickling, leveling, coating and slitting of hot rolled steel to greater than industry standards. The Company's slitting lines are capable of maintaining width tolerances of +/-.002 inches. The Company has computerized all of its rolling equipment, which has improved its capability to deliver flat rolled steel products processed to closer than standard tolerances. The Company's computerized rolling mills are capable of maintaining thickness tolerances of +/-.0003 inches. Computers monitor thickness during the cold reduction process, rapidly adjusting roll position to maintain the proper tolerance as the steel passes through the rolling mill.
The computers also provide both visual displays and documented records of the thickness maintained throughout the entire coil. Annealing is accomplished in high convection bell furnaces. These furnaces feature extraordinary thermal consistency, rapid water cooling and advanced atmosphere controls for good surface cleanliness of the rolled steel product.


QUALITY CONTROL

The ability to obtain high quality steel from its suppliers on a consistent basis is critical to the Company's business. Historically, about 3% of the Company's raw material has failed to conform to the requirements for which it was purchased, and most of this nonconforming raw material is diverted to less critical applications. The Company, through its technical services department, has instituted strict quality control measures to assure that the quality of purchased raw materials will allow the Company to meet the specifications of its customers and to reduce the costs of production interruptions resulting from poor quality steel. Physical, chemical, and metallographic analyses are performed on selected raw materials to verify that their mechanical and dimensional properties, cleanliness, surface characteristics, and chemical content are acceptable. Similar analyses are conducted on processed steel on a selected basis before delivery to the customer. The Company also uses statistical process control techniques to monitor its slitting and cold reduction processes so management can document to customers that required tolerances have been continuously maintained throughout processing. This close attention to product quality has enabled the Company to limit the amount of customer returns and allowances on average over the last three years to approximately 1.1% of its sales. The Company's technical services department and its metallurgical laboratory are located in the research and development engineering and technology center in Shelbyville, Kentucky.

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

CUSTOMERS AND DISTRIBUTION

The Company produces to customer order rather than for inventory. Although some blanket orders are taken for periods of up to one year, such blanket orders represent a projection of anticipated customer requirements and do not become firm orders until the customer calls for delivery of specified quantities of particular products at specified times. The Company is therefore required to maintain a substantial inventory of raw materials to meet the short lead times and just-in-time delivery requirements of many of its customers. Customers typically place firm orders for delivery within two to three weeks. The Company's backlog of firm orders at October 31, 1996 was $31,768,000, approximately 7% higher than the $29,573,000 at October 31, 1995.

The Company processes steel for sale to a variety of industrial customers, including those in the automotive, automotive supply, appliance, lawn and garden, machinery and office equipment industries. In fiscal 1996, 1995,and 1994 sales to the automotive industry accounted for 16% of the Company's sales; sales to the automotive supply industry accounted for 58%, 58% and 59%, respectively. The Company believes its long-term relationships with its major customers are a significant factor in its business.

The Company supplies processed steel to approximately 650 active accounts. These customers are generally located within 300 miles of one of the Company's plants. The location of Company facilities near a great number of customers permits the efficient distribution of the Company's products by truck. Independent trucking companies afford a convenient and expeditious means for shipping approximately two-thirds of the Company's products to its customers. The Company also maintains a small number of heavy-duty trucks to provide flexible delivery service to those customers who do not arrange for their own shipping needs.

SUPPLIERS

The Company obtains steel for processing from a number of primary producers and mini-mills including AK Steel Corporation, Weirton Steel Corporation, LTV
Steel Company, Gallatin Steel Company, and Rouge Steel Company. The Company obtains its raw material requirements by ordering steel possessing specified physical qualities and alloy content. By purchasing in large quantities at predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive prices for the quality purchased. The Company believes that it is not dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

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

In October 1990, the Company established Processing Technology, Inc., a corporate joint venture with LTV Steel Company and Mitsui Steel Development Co., Inc. Processing Technology operates facilities in Perrysburg, Ohio and Burns Harbor, Indiana, which process flat rolled steel and provide steel storage principally for LTV Steel Company. Both facilities began operations in fiscal 1992.

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

EMPLOYEES

As of October 31, 1996, the Company employed 686 people, including 122 at its Eminence plant, 142 at its Portage plant, 100 at its Canton plant, 29 at its Elkton plant, 12 at its Peru plant, 62 at its Mexico plant, 81 at its Ghent plant, 122 at its Louisville/Shelbyville locations and 16 salesmen located in their respective market areas. The hourly employees in the Company's
Canton, Michigan facility are represented by the United Auto Workers under a collective bargaining agreement. In 1995 the Portage, Indiana hourly employees voted to be represented by the United Steel Workers. The Company is currently negotiating a collective bargaining agreement with the union. The Company has never experienced a significant work stoppage and considers its employee relations to be good.


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


S=Slitting
R=Cold Reduction
A=Annealing
P=Pickling and Leveling

All of the processing plants are majority-owned by the Company. During 1996, the Company sold approximately 501,000 tons of processed steel from its manufacturing plants. In addition, the Ghent pickling facility processed 114,000 tons of material owned by others.

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

All operating properties are in good repair and in suitable condition for the purposes for which they are used. The Company's Elkton, Maryland processing plant and the executive office building are subject to outstanding mortgages covering certain long-term financing arrangements.


ITEM 3.     LEGAL PROCEEDINGS

Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                             Age   Title

Merwin J. Ray                    67    Chairman of the Board and Chief
                                       Executive Officer

Bradford T. Ray                  38    President and Chief Operating Officer

Michael J. Carroll               39    Executive Vice President

Howard F. Bates, Jr.             50    Vice President-Technical Services

Kenneth R. Bates                 37    Vice President-Finance, Chief Financial
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

PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

The information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend Information" on page 11 of the Company's annual report to shareholders for the year ended September 30, 1996.

ITEM 6.     SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected Financial Data" on page 10 of the Company's annual report to shareholders for the year ended September 30, 1996.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 15 of the Company's annual report to shareholders for the year ended September 30, 1996.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries and Report of Independent Accountants, included in the Company's annual report to shareholders for the year ended September 30, 1996, on pages 16 through 24 and the section entitled "Selected Quarterly Financial Data" on page 11 thereof are incorporated herein by reference.

 Consolidated Balance Sheets-September 30, 1996 and 1995
 Consolidated Statements of Income-Years ended September 30, 1996, 1995 and 1994 Consolidated Statements of Shareholders' Equity-Years ended September 30,
   1996, 1995 and 1994
 Consolidated Statements of Cash Flows-Years ended September 30, 1996, 1995 and
   1994
 Notes to Consolidated Financial Statements
 Report of Independent Accountants


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

Not applicable.


PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information required by Item 10 is incorporated by reference herein from the material under the section entitled "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the annual meeting of shareholders of Steel Technologies Inc. to be held on January 23, 1997. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant". No disclosure is required to be made under Item 405 of Regulation S-K.

ITEM 11.     EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), the information required by Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Compensation of Directors" contained on page 7 and "Executive Compensation" contained on pages 8 and 9 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 23, 1997.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained on pages 10 through 14 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 23, 1997 shall not be deemed to be incor-porated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), the information required by Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 2 and 3 and "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 23, 1997.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information required by Item 13 is incorporated by reference herein from the material under the sections entitled "Certain Transactions" contained on pages 9 and 10 and "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 23, 1997.

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

(b) No report on Form 8-K was filed for the quarter ended September 30, 1996.

(c) Exhibits filed with this report are attached hereto.

             STEEL TECHNOLOGIES INC. AND SUBSIDIARIES           Page E-1
                          INDEX TO EXHIBITS
    ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1996


Ref.   Exhibit
 #       #      Description
---   ------  ------------------------------------------------
(a)    3.1    Restated Articles of Incorporation
               of the Registrant
(a)    3.2    First Articles of Amendment to Restated
               Articles of Incorporation of the Registrant
(d)    3.3    Second Articles of Amendment to Restated
               Articles of Incorporation of the Registrant
(e)    3.4    Third Articles of Amendment to Restated
               Articles of Incorporation of the Registrant
(e)    3.5    Amended By-Laws of the Registrant
(f)   10.1    Loan Agreement dated October 15, 1994,
               between the Registrant and PNC Bank, Kentucky,
               Inc., National City  Bank, Kentucky, NBD Bank,
               N.A. and Third National Bank, Nashville, Tennessee
(g)   10.1(a) First Amendment dated January 17, 1995 between
               the Registrant and PNC Bank, Kentucky, Inc.,
               National City Bank, Kentucky, NBD Bank, N.A.
               and Third National Bank, Nashville, Tennessee
(h)   10.1(b) Second Amendment dated April 6, 1995 between
               the Registrant and PNC Bank, Kentucky, Inc.,
               National City Bank, Kentucky, NBD Bank, N.A.
               and Third National Bank, Nashville, Tennessee
(i)   10.1(c) Third Amendment dated October 14, 1995 between
               the Registrant and PNC Bank, Kentucky, Inc.,
               National City Bank, Kentucky, NBD Bank, N.A.
               and Third National Bank, Nashville, Tennessee
      10.1(d) Fourth Amendment dated October 11, 1996 between
               the Registrant and PNC Bank, Kentucky, Inc.,
               National City Bank, Kentucky, NBD Bank, N.A.
               and Third National Bank, Nashville, Tennessee
(h)   10.2    Note Agreement dated as of March 1, 1995, between
               the Registrant and Principal Mutual Life
               Insurance Company, Lincoln National Investment Management Company, Jefferson-Pilot Life
               Insurance Company and Northern Life Insurance
               Company
(c)  10.3 (a) Incentive Stock Option Plan of the Registrant *
(b)  10.3 (b) Amendment #1, dated April 7, 1987 to the Incentive
               Stock Option Plan of the Registrant *
(h)  10.3 (c) Registrant's 1995 Stock Option Plan *
(d)  10.5     Revised Employee Bonus Plan of the Registrant *
(b)  10.6 (a) Joint Venture Agreement dated March 30, 1987
               between  Mitsui & Co., LTD., Mitsui & Co.
               (U.S.A.), Inc., Mitsui  Steel Development Co.,
               Inc., and the Registrant
(d)  10.6 (b) Amendment #1, dated February 28, 1989 to the Joint
               Venture Agreement dated March 30, 1987 between
               Mitsui & Co., LTD., Mitsui & Co. (U.S.A.), Inc., Mitsui Steel Development Co., Inc., and the
               Registrant
(d)  10.7 (a) Loan Agreement dated as of November 1, 1989 between the County Commissioners of Cecil County, Maryland
               and the Registrant relating to Economic Development
               Revenue Bonds
(d)  10.7 (b) Reimbursement, Credit and Security Agreement dated as of November 1, 1989 between Citizens Fidelity
               Bank and Trust Company and the Registrant relating
               to Economic Development Revenue Bonds
(e)  10.8     Joint Venture Agreement dated October 16, 1990 among
               Mitsui Steel Development Co., Inc. and LTV Steel Company, Inc. and the Registrant
(e)  10.9     Form of Indemnification Agreement Between the
               Registrant and its Directors *
(i)  10.10    Steel Technologies Inc. Restated Retirement Savings Plan
     10.11 Collective Bargaining Agreement Between the United Auto Workers and Steel Technologies Inc.
     10.12    Nonemployee Directors Stock Option Plan *
     11       Statement Re: Computation of Per Share Earnings
     13       1996 Annual Report to Shareholders, filed herewith.  The
               annual report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated by reference herein
     21.1     Subsidiaries of the Registrant
     23.1     Consent of Independent Accountants
     27       Financial Data Schedule

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

(i) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file # 0-14061) for the fiscal year ended September 30, 1995.


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
                 Description                of Period      Expenses   Accounts-   Describe      End of Period
                                                                      Describe
Year Ended September 30, 1996:
  Allowance for doubtful accounts            $855,000        $269,300    -          $249,528(A)    $874,772
                                            ===================================================================
Year Ended September 30, 1995:
  Allowance for doubtful accounts            $910,000         $27,729    -           $82,729(A)    $855,000
                                            ===================================================================
Year Ended September 30, 1994:
  Allowance for doubtful accounts            $800,000        $133,099    -           $23,099(A)    $910,000
                                            ===================================================================




(A)  Uncollectible accounts charged off, less recoveries.


                    REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Steel Technologies Inc.


Our report on the consolidated financial statements of Steel Technologies Inc. and subsidiaries dated November 7, 1996 has been incorporated by reference in this Form 10-K from page 24 of the 1996 Annual Report to Shareholders of Steel Technologies Inc. and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ COOPERS & LYBRAND L.L.P.
    ------------------------
    Coopers & Lybrand L.L.P.


Louisville, Kentucky
November 7, 1996


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                                  STEEL TECHNOLOGIES INC.


Dated:    12/20/96                      By:    /s/  KENNETH R. BATES
                                                ----------------
                                                Kenneth R. Bates
                                                Vice President - Finance,
                                                Chief Financial Officer,
                                                Secretary and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Date              Title




/s/ MERWIN J. RAY           12/20/96     Chairman of the Board of Directors
    -------------                        Chief Executive Officer
    Merwin J. Ray                        (Principal Executive Officer)


/s/ BRADFORD T. RAY         12/20/96
    ---------------                      Director, President and Chief
    Bradford T. Ray                      Operating Officer


/s/ HOWARD R. BATES, JR.    12/20/96
    --------------------                 Director and Vice President-Technical
    Howard F. Bates, Jr.                 Services


/s/ MICHAEL J. CARROLL      12/20/96
    ------------------
    Michael J. Carroll                   Director and Executive Vice President


/s/ RALPH W. MCINTYRE       12/20/96
    -----------------
    Ralph W. McIntyre                    Director


/s/ CHARLES A. MAYS         12/20/96
    ---------------
    Charles A. Mays                      Director


/s/ WILLIAM E. HELLMANN     12/20/96
    -------------------
    William E. Hellmann                  Director


/s/ DALE L. ARMSTRONG       12/20/96
    -----------------                    Director
    Dale L. Armstrong


/s/ JIMMY DAN CONNER        12/20/96
    ----------------                     Director
    Jimmy Dan Conner