Form 10-Q
period 1996-12-31
STEEL TECHNOLOGIES INC
filed 1997-02-05
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


 (MARK ONE)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

There were 11,962,738 shares outstanding of the Registrant's common stock as of January 31, 1997.

                     STEEL TECHNOLOGIES INC.

                              INDEX




                                                     Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          December 31, 1996 (Unaudited) and
          September 30, 1996 (Audited)                     3

          Condensed Consolidated Statements of
          Income Three months ended December 31,
          1996 and 1995 (Unaudited)                        4

          Condensed Consolidated Statements of
          Cash Flows Three months ended December 31,
          1996 and 1995 (Unaudited)                        5

          Notes to Condensed Consolidated Financial
          Statements (Unaudited)                           6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    8-9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                 10

                 Part I. - FINANCIAL INFORMATION
                  Item 1.  Financial Statements
                           --------------------

                     STEEL TECHNOLOGIES INC.
              Condensed Consolidated Balance Sheets
                     (Amounts in Thousands)

                                     December 31,   September 30,
                                         1996           1996
ASSETS                                (Unaudited)     (Audited)
-----------------------------------------------------------------
Current assets:
--------------
  Cash and cash equivalents          $      6,292     $     4,218
  Trade accounts receivable, net           41,485          39,732
  Inventories                              72,512          59,374
  Deferred income taxes                     1,665           1,631
  Prepaid expenses and other assets           298             369
-----------------------------------------------------------------
     Total current assets                 122,252         105,324
-----------------------------------------------------------------

Property, plant and equipment, net         99,273         100,017
-----------------------------------------------------------------

Investments in corporate joint ventures    11,369          11,016
-----------------------------------------------------------------

Other assets                                  823             784
-----------------------------------------------------------------
                                     $    233,717     $   217,141
=================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------
Current liabilities:
--------------------
  Accounts payable                   $     38,907     $    34,528
  Accrued liabilities                       5,669           5,146
  Income taxes                              1,151              -
  Long-term debt due within one year          385             385
-----------------------------------------------------------------
     Total current liabilities             46,112          40,059
-----------------------------------------------------------------

Long-term debt                             75,593          67,260
-----------------------------------------------------------------

Deferred income taxes                       8,973           8,461
-----------------------------------------------------------------

Commitments and contingencies
-----------------------------------------------------------------

Shareholders' equity:
---------------------
  Preferred stock                           -               -
  Common stock                             16,667          16,662
  Additional paid-in capital                4,909           4,909
  Retained earnings                        83,027          81,161
  Foreign currency translation adjustment  (1,564)         (1,371)
-----------------------------------------------------------------
                                          103,039         101,361
-----------------------------------------------------------------
                                     $    233,717     $   217,141
=================================================================





The accompanying notes are an integral part of the condensed consolidated financial statements.

                     STEEL TECHNOLOGIES INC.
           Condensed Consolidated Statements of Income
    (Amounts in Thousands, Except per Share Data, Unaudited)


                                                   Three months ended
                                                       December 31,
                                                   1996            1995
---------------------------------------------------------------------------

Sales                                          $    78,030      $  65,708
Cost of goods sold                                  68,626         57,242
---------------------------------------------------------------------------
  Gross profit                                       9,404          8,466

Selling, general and administrative expenses         4,633          4,353
Equity in net income of unconsolidated
 corporate joint venture                               353            343
---------------------------------------------------------------------------
  Operating income                                   5,124          4,456

Interest expense                                     1,215          1,190
---------------------------------------------------------------------------
  Income before income taxes                         3,909          3,266

Provision for income taxes                           1,446          1,155
---------------------------------------------------------------------------
  Net income                                   $     2,463      $   2,111
===========================================================================


Weighted average number of
  common shares outstanding                         11,962         12,039
===========================================================================


Earnings per common share                      $      0.21      $    0.18
===========================================================================

Cash dividends per common
  share                                        $      0.05      $    0.04
===========================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     STEEL TECHNOLOGIES INC.
         Condensed Consolidated Statements of Cash Flows
                (Amounts in Thousands, Unaudited)

                                                      Three months ended
                                                          December 31,
                                                      1996           1995
---------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                    $      2,463    $    2,111
 Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
   Depreciation and amortization                      2,476         2,251
   Deferred income taxes                                478           375
   Equity in net income of unconsolidated
    corporate joint venture                            (353)         (343)
   Loss (gain) on sale of assets                          6          (463)
   Increase (decrease) in cash
    resulting from changes in:
     Trade accounts receivable                       (1,859)       (4,305)
     Inventories                                    (13,189)       (7,631)
     Accounts payable                                 4,409         6,285
     Accrued liabilities                              1,741         2,368
     Other                                               25          (228)
---------------------------------------------------------------------------
Net cash (used in) provided by operating activities  (3,803)          420
---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment          (1,857)       (2,298)
 Proceeds from sale of assets                             2           703
---------------------------------------------------------------------------
Net cash used in investing activities                (1,855)       (1,595)
---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                         8,515         2,514
 Principal payments on long-term debt                  (182)         (182)
 Repurchase of common stock                               -        (1,570)
 Cash dividends on common stock                        (597)         (480)
 Net issuance of common stock under incentive
  stock option plan                                       5             -
---------------------------------------------------------------------------
Net cash provided by financing activities             7,741           282
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Effect of exchange rate changes on cash                  (9)          (53)
---------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                          2,074          (946)
Cash and cash equivalents, beginning of year          4,218         2,698
---------------------------------------------------------------------------
Cash and cash equivalents, end of period       $      6,292    $    1,752
===========================================================================


Supplemental Cash Flow Disclosures:
-----------------------------------
Cash payments for interest                     $       353     $     478
==========================================================================

Cash payments for taxes                        $       154            93
==========================================================================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     STEEL TECHNOLOGIES INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1996 and the consolidated statements of income for the three months ended December 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the three months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the
year ended September 30, 1996.   The results of operations for
the three months ended December 31, 1996 are not necessarily indicative of the operating results for the full year.


2.   INVENTORIES

                           December 31,  September 30,
                               1996          1996
                           (Unaudited)     (Audited)
                           ---------------------------
                             (Amounts in Thousands)
Inventories consist of:
------------------------------------------------------
   Raw materials              $59,006       $49,617
   Finished goods and
    work in process            13,506         9,757
------------------------------------------------------
                              $72,512       $59,374
======================================================


3.   RETAINED EARNINGS

                                   Three months ended
                                   December 31, 1996
                                   ------------------
                                 (Amounts in Thousands)
Retained earnings consists of:
-------------------------------------------------------
  Balance, beginning of year                   $81,161

   Net income                                    2,463

   Cash dividends on common stock                 (597)

-------------------------------------------------------
  Balance, end of period                       $83,027
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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

When used in the following discussion, the word "expects" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions; cyclicality of demand in the steel industry, specifically in the automotive market; work stoppages or other business interruptions affecting automotive manufacturers; competitive factors such as the pricing and availability of steel; reliance on key customers; and potential equipment malfunctions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.



Results of Operations
---------------------

The Company posted record first quarter 1997 sales of $78,030,000 which represented a 19% increase from sales of $65,708,000 in the first quarter a year ago. The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry. Demand in the automotive and other steel consuming markets during the quarter was up slightly from the levels of the prior year. The Company continues to increase its market share and to be successful in developing a substantial amount of new business with both existing and new customers. As a result, tons shipped in the first quarter of 1997 increased by 31% while average selling prices decreased by 8% from a year ago. The sales outlook for 1997 continues to improve as demand in the automotive and other steel consuming markets is expected to increase from the prior year levels. The capital investments completed in recent years have added new capacity and increased the products and sevices offered by the Company. The additional product offerings are allowing the Company to pursue significant new business opportunitues and to further enhance its market share.


Cost of goods sold increased as a percentage of sales to 87.9% in the first quarter ended December 31, 1996 from 87.1% in the prior year.
As a result, the gross profit margin decreased to 12.1% in 1996 from 12.9%
in the prior year. The gross profit margin in the first quarter of 1997 declined as a result of increases in the purchase price of raw materials from the steel mills in the latter part of fiscal 1996. These purchase price increases were not fully offset with selling price increases to our customers. The Company expects the raw material supply, especially in hot rolled steel, to improve as new steelmaking capacity and increased steel imports enter the market. Additionally, a number of steel mills experienced temporary production problems and work stoppages which have negatively impacted the available supply of raw materials. This additional raw material supply is expected to alleviate the upward pressure on the price of flat rolled steel. However, should these raw material price increases persist, margins may be negatively impacted until corresponding selling price increases are passed along to customers. The gross profit margin is expected to be positively impacted by production cost efficiencies associated with the anticipated higher sales volumes. Additionally, the Company expects to increase the amount of higher margin toll processing revenues generated by the Company's pickling facility throughout fiscal 1997.


The Company continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Sales increased approximately 19% during the first quarter of fiscal 1997 while selling, general and administrative expenses increased only 6%. As a result, selling, general and administrative expenses decreased to 5.9% of sales in the first quarter ended December 31, 1996 from 6.6% a year ago.


The Company's equity in net income of its unconsolidated corporate joint venture increased to $353,000 in 1996 from $343,000 in the prior year. The equity income increase is principally the result of higher sales levels achieved by the 50% owned corporate joint venture, Mi-Tech Steel, Inc.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Cont.)

Interest expense increased to $1,215,000 for the quarter ended December
31, 1996 from $1,190,000 in the comparable prior year period. This increase is the result of higher average borrowings used to finance the capital addition and working capital needs of the Company during the first quarter of fiscal 1997.


The Company's effective income tax rate was 37.0% in the first quarter ended December 31, 1996 compared to 35.4% in the same period a year ago. The effective income tax rate was increased in the current quarter as a result of higher taxes on the earnings of the Company's Mexican subsidiary.


Liquidity and Capital Resources
-------------------------------

At December 31, 1996, the Company had $76,140,000 of working capital, maintained a current ratio of 2.7:1 and had total long-term debt at 42% of total capitalization. The Company manages the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. The Company expects the sales trends to remain strong during the 1997 fiscal year based on the current backlogs and order entry activity. The working capital needs associated with higher sales levels are anticipated to be funded with a combination of cash flows from operations and available borrowing capabilities.

The Company's capital expenditures for the first quarter of 1997 totaled $1,857,000. The Company has expanded its production and processing capacity and added new processing capabilities over the last few years and expects capital additions and investments in corporate joint ventures to approximate $15,000,000 for 1997.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $6,250,000 of the bank financing required for the working capital purposes of Mi-Tech Steel, Inc. Mi-Tech Steel is anticipating significant capital additions in 1997 to construct a pickling, slitting and cut-to-length facility in Decatur, Alabama. In order to finance this project, Steel Technologies expects to provide an additional equity contribution of $5,000,000 to the joint venture. Additional debt guarantees may be required in the future.

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs. The
Company expects funds generated from operations and the availability of $25 million under its unsecured bank line of credit to be sufficient to finance the capital expenditure plans, joint venture contributions as well as the working capital requirements of the next twelve months. At this time the Company has no known material obligations, commitments or demands which must be met beyond the next twelve months other than the ten year notes and the line of credit. The ten year notes do not require any principal payments until fiscal
1999 and the line of credit is expected to be renewed at the end of the term. However, the Company may seek, from time to time, additional funds to finance the opening of new plants or significant improvements in its production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At December 31, 1996, the Company had $75,593,000 in long-term debt outstanding. Under its various debt agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures.

The Company maintains an investment, principally in preferred stock of Processing Technology, Inc., a corporate joint venture.
The Company periodically evaluates the possible conversion of its preferred stock investment into common stock of Processing Technology, Inc. The Company's decision to convert its investment to common stock will be based upon the joint venture attaining certain financial criteria established by Steel Technologies. Upon conversion, the Company would be obligated to guarantee a proportionate share, currently approximating $9,500,000, of the joint venture's loan and lease commitments. The conversion is not expected to occur in the near term.

                          Page 9 of 11
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Cont.)



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


PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  The following exhibit is filed as part of this report:

27 -- Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended
December 31, 1996.



                          Page 10 of 11
SIGNATURES

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




Dated February 5, 1997