Form 10-Q
period 1997-03-31
STEEL TECHNOLOGIES INC
filed 1997-05-14
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


 (MARK ONE)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
	       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

	                      		   OR

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13
	      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM            TO
                                    ----------    ----------


     Commission file number 0-14061


                        STEEL TECHNOLOGIES INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           KENTUCKY                              61-0712014
-------------------------------             -------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

    15415 Shelbyville Road, Louisville, KY        40245
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

There were 11,986,345 shares outstanding of the Registrant's common stock as of April 30, 1997.




                              1 of 13

                      STEEL TECHNOLOGIES INC.

	     		       INDEX


						      Page Number

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

	           Condensed Consolidated Balance Sheets
                   March 31, 1997 (Unaudited) and
                   September 30, 1996 (Audited)                  3

                   Condensed Consolidated Statements
	           of Income Three months and six months
                   ended March 31, 1997 and 1996 (Unaudited)     4

	           Condensed Consolidated Statements of
	           Cash Flows Six months ended March 31,
                   1997 and 1996 (Unaudited)                     5

	           Notes to Condensed Consolidated
	           Financial Statements (Unaudited)              6-7

Item 2.     Management's Discussion and Analysis
	           of Financial Condition and Results
                   of Operations                                 8-12


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote
                   of Security Holders                           12

Item 6.     Exhibits and Reports on Form 8-K                     13



                                  2 of 13

                  Part I. - FINANCIAL INFORMATION
		   Item 1. Financial Statements
			   --------------------

		     STEEL TECHNOLOGIES INC.
	       Condensed Consolidated Balance Sheets
		     (Amounts in Thousands)


                                            March 31,         September 30,
                                               1997                 1996
ASSETS                                     (Unaudited)           (Audited)
--------------------------------------------------------------------------
Current assets:
---------------
   Cash and cash equivalents              $    6,411          $     4,218
   Trade accounts receivable, net             45,391               39,732
   Inventories                                75,668               59,374
   Deferred income taxes                       1,702                1,631
   Prepaid expenses and other assets           1,479                  369
--------------------------------------------------------------------------
      Total current assets                   130,651              105,324
--------------------------------------------------------------------------

Property, plant and equipment, net            99,581              100,017
--------------------------------------------------------------------------

Investments in corporate joint ventures       11,719               11,016
--------------------------------------------------------------------------

Other assets                                     805                  784
--------------------------------------------------------------------------
                                          $  242,756          $   217,141
==========================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------
Current liabilities:
--------------------
   Accounts payable                       $   40,495          $    34,528
   Accrued liabilities                         5,058                4,843
   Accrued income taxes                          -                    303
   Long-term debt due within one year          7,385                  385
--------------------------------------------------------------------------
      Total current liabilities               52,938               40,059
--------------------------------------------------------------------------

Long-term debt                                75,525               67,260
--------------------------------------------------------------------------

Deferred income taxes                          9,407                8,461
--------------------------------------------------------------------------

Shareholders' equity:
---------------------
   Preferred stock                               -                    -
   Common stock                               16,749               16,662
   Additional paid-in capital                  4,909                4,909
   Retained earnings                          84,763               81,161
   Foreign currency translation
     adjustment                               (1,535)              (1,371)
--------------------------------------------------------------------------
                                             104,886              101,361
--------------------------------------------------------------------------
                                          $  242,756          $   217,141
==========================================================================




The accompanying notes are an integral part of the consolidated financial statements.


                               3 of 13

                    STEEL TECHNOLOGIES INC.
	   Condensed Consolidated Statements of Income
      (Amounts in Thousands, Except per Share Data, Unaudited)


                                 Three months ended     Six months ended
                                    March 31,              March 31,
                                 1997        1996       1997        1996
-------------------------------------------------------------------------

Sales                       $  79,799    $  76,630   $ 157,829  $ 142,338
Cost of goods sold             71,528       65,604     140,154    122,846
-------------------------------------------------------------------------
  Gross profit                  8,271       11,026      17,675     19,492

Selling, general and
  administrative expenses       4,645        4,898       9,278      9,252
Equity in net income of
  unconsolidated corporate
  joint venture                   350          388         703        732
-------------------------------------------------------------------------
  Operating income              3,976        6,516       9,100     10,972

Interest expense                1,284        1,272       2,499      2,462
-------------------------------------------------------------------------
  Income before income
   taxes                        2,692        5,244       6,601      8,510

Provision for income
  taxes                           956        1,878       2,401      3,033
-------------------------------------------------------------------------
  Net income                $   1,736    $   3,366   $   4,200  $   5,477
=========================================================================


Weighted average number of
  common shares outstanding    11,963       11,958      11,958     11,999
=========================================================================


Earnings per common share   $    0.15    $    0.28   $    0.35  $    0.46
=========================================================================

Cash dividends per common
  share                     $    0.00    $    0.00   $    0.05  $    0.04
=========================================================================






The accompanying notes are an integral part of the consolidated financial statements.


                              4 of 13


                     STEEL TECHNOLOGIES INC.
	       Condensed Consolidated Statements of Cash Flows
	              (Amounts in Thousands, Unaudited)


                                                 Six months ended
                                                     March 31,
                                               1997             1996
---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $   4,200      $   5,477
  Adjustments to reconcile net income
    to net cash (used in) operating
    activities:
      Depreciation and amortization            4,948           4,617
      Deferred income taxes                      875             825
      Equity in net income of
	unconsolidated corporate
        joint venture                           (703)           (732)
      Loss (gain) on sales of assets               7            (477)
      Increase (decrease) in cash
	resulting from changes in:
          Trade accounts receivable           (5,751)        (11,909)
          Inventories                        (16,337)        (14,624)
          Accounts payable                     5,995          11,573
          Accrued liabilities                     21           2,978
          Other                               (1,190)            983
----------------------------------------------------------------------
Net cash (used in)
  operating activities                        (7,935)         (1,289)
----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                 (4,621)         (3,784)
  Proceeds from sale of assets                     2             737
----------------------------------------------------------------------
Net cash used in investing activities         (4,619)         (3,047)
----------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                15,514           6,014
  Principal payments on long-term
    debt                                        (249)           (249)
  Repurchase of common stock                      -           (1,570)
  Cash dividends on common stock                (598)           (480)
  Net issuance of common stock under
    incentive stock option plan                   87              -
----------------------------------------------------------------------
Net cash provided by financing activities     14,754           3,715
----------------------------------------------------------------------

----------------------------------------------------------------------
Effect of exchange rate changes on cash           (7)            (55)
----------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                             2,193            (676)
Cash and cash equivalents,
  beginning of year                            4,218           2,698
----------------------------------------------------------------------
Cash and cash equivalents,
  end of period                            $   6,411       $   2,022
======================================================================

Supplemental Cash Flow Disclosures:
-----------------------------------

 Cash payments for interest                $   2,546       $   2,455
======================================================================

 Cash payments for taxes                   $   2,169       $   1,108
======================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                                5 of 13

                       STEEL TECHNOLOGIES INC.

	       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of income for the three and six-month periods ended March 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1996. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES

                                         March 31,      September 30,
                                            1997             1996
                                        (Unaudited)       (Audited)
                                       -------------------------------
                                            (Amounts in Thousands)
Inventories consist of:
------------------------------------------------------------------
     Raw materials                  $    67,103      $    49,617
     Finished goods and
       work in process                    8,565            9,757
------------------------------------------------------------------
                                    $    75,668      $    59,374
------------------------------------------------------------------


3.  RETAINED EARNINGS

                                               Six months ended
                                                March 31, 1997
                                                --------------
                                           (Amounts in Thousands)
Retained earnings consists of:
------------------------------------------------------------
   Balance, beginning of year                   $    81,161

    Net income                                        4,200

    Cash dividends on common stock                     (598)
------------------------------------------------------------
   Balance, end of period                       $    84,763
------------------------------------------------------------


                                6 of 13

4.  FOREIGN CURRENCY TRANSLATION

In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency have previously been translated into U.S. dollars at the current rate of exchange existing at period end and revenues and expenses were translated at the average monthly exchange rates. The cumulative inflation rate in Mexico over the three year period ended December 31, 1996 was approximately 100%, resulting in the Mexican economy being considered hyper-inflationary. The impact to the Company's consolidated financial statements from accounting for the Company's investment in a hyper-inflationary economy is not expected to be material.

5.  EARNINGS PER COMMON SHARE

Earnings per common share are based on the weighted average number of common shares outstanding during each period. Common stock options are not included in earnings per share computations since their effect is not significant.

6.  SUBSEQUENT EVENT

On April 1, 1997, the company completed the purchase of 100% of the common stock of Atlantic Coil Processing, Inc. (ACP) for approximately $19.6 million in cash, notes payable and assumption of other liabilities. The Company financed the transaction with a combination of bank borrowings, issuance of a note payable to the former ACP shareholders and the assumption of ACP trade payables and other liabilities. The transaction was accounted for by the purchase method of accounting. The results of operations for ACP will be included in the consolidated financial statements of the Company from the date of acquisition.

                             7 of 13

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations

When used in the following discussion, the word "expects" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions; cyclicality of demand in the steel industry, specifically in the automotive market;
work stoppages or other business interruptions affecting automotive manufacturers; competitive factors such as pricing and availability of steel; reliance on key customers; and potential equipment malfunctions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Results of Operations
---------------------

The Company posted record second quarter 1997 sales of $79,799,000, the highest for any quarter in the Company's history, an increase of 4% from the $76,630,000 a year ago. Sales for the six months ended March 31, 1997 increased 11% to $157,829,000 from $142,338,000 in 1996. The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry. Demand in the automotive and other steel consuming markets during the quarter and six months ended March 31, 1997 was up slightly from the levels of the prior year. The Company continues to increase its market share and to be successful in developing a substantial amount of new business with both existing and new customers. As a result, tons shipped in the second quarter and six months of fiscal 1997 increased 9% and 18%, respectively. Average selling prices declined 3% and 5% during these same periods. The sales outlook for 1997 continues to improve as demand in the automotive and other steel consuming markets is expected to increase from the prior year levels. The capital investments completed in recent years have added new capacity and increased the products and services offered by the Company. The additional product offerings are allowing the Company to pursue significant new business opportunities and to further enhance its market share. The acquisition of Atlantic Coil Processing in April 1997 adds new capacity, geographic diversity and cut-to-length capabilities, which will further enhance the Company's position in the marketplace.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Cont.)

Results of Operations (Cont).
-----------------------------

Cost of goods sold a percentage of sales was 89.6% and 88.8% in the second quarter and first half of fiscal 1997 compared to 85.6% and 86.4% in the same periods of 1996. As a result, the gross profit margin decreased to 10.4% and 11.2% in 1997 from 14.4% and 13.6% a year earlier. The gross profit margin in the second quarter and first half of 1997 declined as a result of increases in the purchase price of raw material from the primary steel mills. These purchase price increases were not fully offset with selling price increases to our customers. A number of steel mills experienced temporary production problems and work stoppages which have negatively impacted the available supply of raw materials. Additionally, the Company expects the raw material supply, especially in hot rolled steel, to improve as new steelmaking capacity and increased imports enter the market. This additional raw material supply is expected to alleviate the upward pressure on the price of flat rolled steel. However, should raw material price increases persist, margins will be negatively impacted until corresponding selling price increases are passed along to customers. The gross margin is expected to be positively impacted by production cost efficiencies associated with the anticipated higher sales volumes. Additionally, the Company expects to increase the amount of higher margin toll processing revenue generated by the Company's pickling facility throughout fiscal 1997.

The Company continues to actively manage the level at which selling, general and administrative expenses are added to its cost structure. Sales increased approximately 4% in the second quarter of 1997, while selling, general and administrative costs decreased 5% from 1996. For the first half of fiscal 1997, sales increased approximately 11% while selling, general and administrative costs remained flat compared with 1996. As a result, selling, general and administrative expenses as a percentage of sales decreased to 5.8% and 5.9% for the quarter and six months ended March 31, 1997 from 6.4% and 6.5% in the same periods a year ago.

The Company's equity in net income of its unconsolidated corporate joint venture decreased to $350,000 and $703,000 for the quarter and six months ended March 31, 1997 from $388,000 and $732,000 a year ago. These decreases are principally the result of lower steel margins which offset the higher sales levels achieved by the 50% owned corporate joint venture, Mi-Tech Steel, Inc.

Interest expense increased to $1,284,000 and $2,499,000 for the quarter and six months ended March 31, 1997 from $1,272,000 and $2,462,000 in 1996. These increases are the result of higher average borrowings used to finance the capital addition and working capital needs of the Company in 1997.


The Company's effective income tax rate remained at approximately 36% in the second quarter and six months ended March 31, 1997 and 1996.

                          8 of 13

Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations (Cont.)

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, the Company had $77,713,000 of working capital, maintained a current ratio of 2.5:1 and had total long-term debt at 44% of total capitalization. The Company manages the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. The Company expects the sales trends to remain strong during the second half of the 1997 fiscal year based on the current backlogs and order entry activity. During the first half of fiscal 1997 accounts receivalbe, inventories and other working capital needs have increased to support the higher sales levels. These working capital items were financed with borrowings from the Company's bank line of credit. In the second half of fiscal 1997, the combination of the expected strong sales levels and increased availability of raw material will increase the inventory turnover, reducing the number of days carried in inventory.

The Company's capital expenditures for the first half of 1997 totaled $4,621,000. The Company has expanded its production and processing capacity and added new processing capabilites over the last few years and expects capital additions and investments in corporate joint ventures to approximate $15 million for 1997. These expenditures have been financed primarily with proceeds from long-term debt.

On April 1, 1997, the Company completed the purchase of 100% of the common stock of Atlantic Coil Processing, Inc. (ACP) for approximately $19.6 million in cash, notes and assumption of liabilities. The Company financed the transaction by borrowing approximately $10.9 million on the line of credit, issuing $3.6 million of a note payable to the former ACP shareholders and the assumption of $5.1 million in additional liabilities.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $6,250,000 of the bank financing required for the working capital purposes of Mi-Tech Steel, Inc. Mi-Tech Steel is anticipating significant capital additions in 1997 to construct a pickling, slitting and cut-to-length facility in Decatur, Alabama. In order to finance this project, Steel Technologies will provide an additional equity contribution of $5 million to the joint venture. Additional debt guarantees may be required in the future.


Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations (Cont.)

Liquidity and Capital Resources
-------------------------------

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs. The Company expects funds generated from operations and the availability of $18 million under its unsecured bank line of credit to be sufficient to finance the capital expenditure plans, acquisition plans, joint venture contributions as well as the working capital requirements of the next
twelve months.   At this time the Company has no known material obligations, commitments or demands which must be met beyond the next twelve months other than the ten year notes and the line of credit. The ten year notes do not require any principal payments until fiscal 1999 and the line of credit is expected to be renewed at the end of the term. However, the Company may seek, from time to time, additional funds to finance the opening of new plants or significant improvements in its production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At March 31, 1997, the Company had $82,910,000 in long-term debt outstanding. Under its various debt agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures.


                            9 of 13


The Company maintains an equity investment of approximately $6 million in its 80% owned Mexican subsidiary. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", the assets and liabilities of the Mexican subsidiary have previously been translated into U.S. dollars at the current rate of exchange existing at period end and revenues and expenses were translated at the average monthly exchange rates. Future currency fluctuations will be reflected as a component of stockholders' equity. The cumulative inflation rate in Mexico over the three year period ended December 31, 1996 was approximately 100%, resulting in the Mexican economy being considered hyper-inflationary. The impact to the Company's consolidated financial statements from accounting for the Company's investment in a hyper-inflationary economy is not expected to be material.

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



                                 10 of 13



PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The annual meeting of shareholders was held on January 23, 1997. The matters voted upon at the meeting were the election of three directors for three year terms and the ratification of independent auditors for the current fiscal year.

The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:

Nominee                 Votes For     Votes Against    Votes Withheld
-------                 ---------     -------------    --------------


Ralph W. McIntyre       10,196,786         0               69,296
Jimmy Dan Conner        10,198,759         0               67,323
Andrew J. Payton        10,199,331         0               66,751



The number of votes cast for, against or abstained with respect to the selection of Coopers and Lybrand L.L.P. as independent auditors were as follows:


       Votes For     Votes Against    Votes Abstained
       ---------     -------------    ---------------

      10,254,801         2,563              8,718


                         11 of 13


PART II.  OTHER INFORMATION (Cont.)


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  The following exhibit is filed as a part of this report:

10.1  --   Amended and Restated Loan Agreement dated as of March 26, 1997, between the Registrant and PNC Bank, Kentucky, Inc., National City Bank of Kentucky, NBD Bank, N.A., and SunTrust Bank, Nashville, N.A.

10.2  --   Steel Technologies Inc. Restated Retirement Savings Plan

10.3  --   Stock Purchase Agreement between Registrant and shareholders of
           Atlantic Coil Processing, Inc. effective April 1, 1997.

27    --   Financial Data Schedule


(b)  No reports on Form 8-K were filed during the quarter ended
March 31, 1997.



                            12 of 13


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




Dated May 13, 1997


                                           13 of 13


                         INDEX TO EXHIBITS

Exhibit
Number                  Description of Exhibit
-------                 ----------------------

27                  --  Financial Data Schedule