Form 10-Q
period 1997-06-30
STEEL TECHNOLOGIES INC
filed 1997-08-11
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

FORM 10-Q


 (Mark One)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1997

                                    OR

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________

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

There were 11,986,345 shares outstanding of the Registrant's common stock as of July 31, 1997.

                      STEEL TECHNOLOGIES INC.

                             INDEX


                                                        Page Number
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
           June 30, 1997 (Unaudited) and
           September 30, 1996 (Audited)                     3

           Condensed Consolidated Statements of Income
           Three months and nine months ended
           June 30, 1997 and 1996 (Unaudited)               4

           Condensed Consolidated Statements of Cash
           Flows Nine months ended June 30, 1997
           and 1996 (Unaudited)                             5

           Notes to Condensed Consolidated
           Financial Statements (Unaudited)                 6-7



Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations    8-12



PART II.   OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K                12

                        Part I. - FINANCIAL INFORMATION
                        Item 1. Financial Statements

                        STEEL TECHNOLOGIES INC.
                Condensed Consolidated Balance Sheets
                        (Amounts in thousands)

                                     June 30,            September 30,

                                        1997                  1996

                                    (Unaudited)            (Audited)
----------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents          $    8,562             $    4,218
  Trade accounts receivable, net         49,017                 39,732
  Inventories                            76,319                 59,374
  Deferred income taxes                   1,848                  1,631
  Prepaid expenses and other assets       1,043                    369
                                        -------                -------
     Total current assets               136,789                105,324
                                        -------                -------

Property, plant and equipment, net      103,360                100,017
                                        -------                -------
Investments in corporate joint ventures  17,096                 11,016
                                        -------                -------
Goodwill, net of amortization             5,189                    -
                                        -------                -------
Other assets                                667                    784
                                        -------                -------

                                      $ 263,101              $ 217,141
                                        =======                =======
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                    $   41,118              $  34,528
 Accrued liabilities                      6,187                  4,843
 Accrued income taxes                        47                    303
 Long-term debt due within one year      22,197                    385
                                      ---------               --------
   Total current liabilities             69,549                 40,059
                                      ---------               --------

Long-term debt                           75,271                 67,260
                                      ---------               --------
Deferred income taxes                    11,181                  8,461
                                      ---------               --------
Commitments and contingencies

 Shareholders' equity:

 Preferred stock                           -                       -
 Common stock                            16,821                 16,662
 Additional paid-in capital               4,909                  4,909
 Retained earnings                       86,928                 81,161
 Foreign currency translation adjustment (1,558)                (1,371)
                                        -------                -------
                                        107,100                101,361
                                        -------                -------

                                      $ 263,101              $ 217,141
                                        =======                =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        STEEL TECHNOLOGIES INC.
                Condensed Consolidated Statements of Income
         (Amounts in thousands, except per share data, unaudited)


                                 Three months ended      Nine months ended
                                       June 30,               June 30,

                                 1997          1996      1997          1996
----------------------------------------------------------------------------
Sales                          $101,082     $ 76,623  $ 258,912    $ 218,960
Cost of goods sold               90,242       65,803    230,396      188,649
                                -------     --------    -------      -------
     Gross profit                10,840       10,820     28,516       30,311
                                -------     --------    -------      -------


Selling, general and
  administrative expenses         5,368        4,799     14,646       14,051
Equity in net income of
  unconsolidated corporate
  joint venture                     377          475      1,080        1,207
                                -------        -----    -------      -------
  Operating income                5,849        6,496     14,950       17,467
                                -------        -----    -------      -------


Interest expense                  1,585        1,297      4,085        3,759
                                -------        -----    -------      -------
   Income before income taxes     4,264        5,199     10,865       13,708

Provision for income taxes        1,500        1,866      3,901        4,899
                                -------        -----    -------      -------
   Net income                  $  2,764     $  3,333  $   6,964    $   8,809
                                =======        =====    =======      =======

Weighted average number of
  common shares outstanding      11,986       11,960     11,970       11,980
                                 ======       ======     ======       ======


Earnings per common share     $    0.23      $  0.28  $    0.58     $   0.74
                                   ====         ====       ====         ====

Cash dividends per common
  share                       $    0.05      $  0.05  $    0.10     $   0.09
                                   ====         ====       ====         ====



The accompanying notes are an integral part of the condensed consolidated financial statements.

                          STEEL TECHNOLOGIES INC.
                Condensed Consolidated Statements of Cash Flows
                          (Amounts in thousands)

                                                        Nine months ended

                                                              June 30,

                                                     1997                1996
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:


   Net Income                                    $   6,964          $    8,809
   Adjustments to reconcile net income to net cash
     provided in operating activities:

       Depreciation and amortization                 7,628               7,018
       Deferred income taxes                         1,148               1,275
       Equity in net income of unconsolidated
         corporate joint venture                    (1,080)             (1,207)
       Loss (gain) on sale of assets                     4                (475)
       Increase (decrease) in cash resulting from
                changes in:
            Trade accounts receivable               (5,340)             (9,654)
            Inventories                            (10,376)            (12,027)
            Accounts payable                         2,706               7,455
            Accrued liabilities and income taxes       480               2,678
            Other                                     (767)              1,278
                                                   -------             -------
   Net cash provided by operating activities         1,367               5,150
                                                   -------             -------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment       (6,321)             (5,033)
   Acquisition, net of cash acquired               (10,860)                -
   Investment in unconsolidated corporate
     joint venture                                  (5,000)                -
   Proceeds from sale of assets                          7                 737
                                                   -------              ------
Net cash used in investing activities              (22,174)             (4,296)
                                                   -------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                     26,514               3,214
   Principal payments on long-term debt               (316)               (316)
   Repurchase of common stock                           -               (1,570)
   Cash dividends on common stock                   (1,197)             (1,078)
   Net issuance of common stock under incentive
      stock option plans                               159                  18
                                                    ------              ------
Net cash provided by financing activities           25,160                 268
                                                    ------              ------
Effect of exchange rate changes on cash                 (9)                (51)
                                                    ------              ------


Net increase in cash and cash equivalents            4,344               1,071
Cash and cash equivalents, beginning of year         4,218               2,698
                                                    ------              ------
Cash and cash equivalents, end of period        $    8,562          $    3,769
                                                    ======              ======
Supplemental Cash Flow Disclosures:
Cash payments for interest                      $    3,527          $    2,912
                                                    ======              ======
Cash payments for income taxes                  $    3,063          $    2,228
                                                    ======              ======



Schedule of noncash investing and financing activities:


Fair value of assets acquired, net of
    $8 cash acquired                    $  19,600

Liabilities assumed                         8,740
                                           ------
Net cash paid                           $  10,860
                                           ======

The accompanying notes are an integral part of the condensed consolidated financial statements.
                                PAGE 5 of 13

                        STEEL TECHNOLOGIES INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1997 and the consolidated statements of income for the three and nine-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1996. The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES
                                           June 30,            September 30,
                                             1997                  1996
                                         (Unaudited)             (Audited)
                                                 (Amounts in thousands)
 --------------------------------------------------------------------------
Inventories consist of:
     Raw Materials                         $ 63,356                $ 49,617
     Finished goods and
         work in process                     12,963                   9,757
                                             ------                  ------
                                           $ 76,319                $ 59,374
                                             ======                  ======
3.  RETAINED EARNINGS
                                          Nine months ended
                                            June 30, 1997
                                       (Amounts in thousands)
------------------------------------------------------------
Retained Earnings consists of:
    Balance, beginning of year                 $ 81,161

       Net income                                 6,964
       Cash dividends on common stock            (1,197)
                                                 ------
   Balance, end of period                      $ 86,928
                                                 ======

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


6.  ACQUISITION

On April 1, 1997, the Company completed the purchase of 100% of the common stock of Atlantic Coil Processing, Inc. (ACP) for approximately $19.6 million in cash, notes payable and assumption of other liabilities. The Company financed the transaction with a combination of bank borrowings, issuance of a note payable to the former ACP shareholders and the assumption of ACP trade payables and other liabilities. The transaction was accounted for by the purchase method of accounting. The results of the operations for ACP are included in the consolidated financial statements of the Company from the date of the acquisition.

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


Results of Operations

The Company posted record third quarter 1997 sales of $101,082,000, the highest for any quarter in the Company's history, an increase of 32% from the $76,623,000 a year ago. Sales for the nine months ended June 30, 1997 increased 18% to $258,912,000 from $218,960,000 in 1996. The increase in revenues in the third quarter and nine months of 1997 benefited from the inclusion of $16.3 million of revenues from ACP. Revenues from the other steel processing operations increased approximately 11% in the quarter and nine months ended June 30, 1997 from a year ago. The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry. Demand in the automotive and other steel consuming markets during the quarter and nine months ended June 30, 1997 was comparable to the levels of the prior year. The Company continues to increase its market share and to be successful in developing a substantial amount of new business with both existing and new customers. As a result of the ACP acquisition and market share gains, tons shipped in the third quarter and nine months of 1997 increased 29% and 22% from the comparable prior year periods. Average selling prices for the third quarter of 1997 increased 2% from the prior year, but year-to-date selling prices remained 3% lower than the comparable prior year period. Demand in the automotive and other steel consuming markets remains at historic high levels. The capital investments completed in recent years have added new capacity and increased the products and services offered by the Company. The additional product offerings are allowing the Company to pursue significant new business opportunities and to further enhance its market share. The acquisition of ACP adds new capacity, geographic diversity and cut-to-length capabilities, which will further enhance the Company's position in the marketplace.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Results of Operations (Cont.)

Cost of goods sold as a percentage of sales was 89.3% and 89.0% in the third quarter and nine months of fiscal 1997 compared to 85.9% and 86.2% in the same periods of 1996. As a result, the gross profit margin decreased to 10.7% and 11.0% in 1997 from 14.1% and 13.8% a year earlier. The gross profit margin in the third quarter and nine months ended June 30, 1997 declined as a result of increases in the purchase price of raw materials from the primary steel mills. These purchase price increases were not fully offset with selling price increases to our customers. A number of steel mills experienced temporary production problems and work stoppages which have negatively impacted the available supply of raw materials. Additionally, the Company expects the raw material supply, especially in hot rolled steel, to improve as new steelmaking capacity and increased imports enter the market. This additional raw material supply is expected to alleviate the upward pressure on the price of flat rolled steel. However, should raw material price increases persist, margins will be negatively impacted until corresponding selling price increases are passed along to customers. The gross margin is expected to be positively impacted by production cost efficiencies associated with the anticipated higher sales volumes. Additionally, the Company expects to increase the amount of higher margin toll processing revenue generated by the Company's pickling facility throughout fiscal 1997.

The Company continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Sales increased approximately 32% and 18% in the third quarter and nine months ended June 30, 1997, while selling, general and administrative costs increased approximately 12% and 4% from the comparable 1996 periods. As a result, selling, general and administrative expenses as a percentage of sales decreased to 5.3% and 5.7% for the quarter and nine months ended June 30, 1997 from 6.3% and 6.4% in the same periods a year ago.

The Company's equity in net income of its unconsolidated corporate joint venture decreased to $377,000 and $1,080,000 for the quarter and nine months ended June 30, 1997 from $475,000 and $1,207,000 a year ago. These decreases are principally the result of lower steel margins which offset the higher sales levels achieved by the 50% owned corporate joint venture, Mi-Tech Steel, Inc.

Interest expense increased to $1,585,000 and $4,085,000 for the quarter and nine months ended June 30, 1997 from $1,297,000 and $3,759,000 in 1996. These increases are the result of higher average borrowings used to finance the acquistion of ACP, capital additions and working capital needs of the Company in 1997.

The Company's effective income tax rate was approximately 35% and 36% in the third quarter and nine months ended June 30, 1997 compared to 36% in the prior year periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Liquidity and Capital Resources

At June 30, 1997, the Company had $67,240,000 of working capital, maintained a current ratio of 2.0:1 and had long-term debt at 41% of total capitalization. The Company manages the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. The Company expects the sales trends to remain at a consistent level for the balance of the 1997 fiscal year based on the current backlogs and order entry activity. During the first nine months of fiscal 1997 accounts receivable, inventories and other working capital needs have increased to support the higher sales levels. These working capital items were financed with borrowings from the Company's bank line of credit. The combination of the expected sales levels and increased availability of raw material will increase the inventory turnover, reducing the number of days carried in inventory.

The Company's capital expenditures for the first nine months of 1997 totaled $6,321,000. The Company has expanded its production and processing capacity and added new processing capabilities over the last few years and expects capital additions and investments in corporate joint ventures to approximate $15 million for 1997. These expenditures have been financed primarily with proceeds from long-term debt.

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

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $6,250,000 of the bank financing required for the working capital purposes of Mi-Tech Steel, Inc. Mi-Tech Steel is anticipating significant capital additions in 1997 to construct a pickling, slitting and cut-to-length facility in Decatur, Alabama. In order to finance this project, Steel Technologies in the June quarter contributed $5 million of additional equity to the joint venture. Additional equity contributions to the joint venture are not expected for the foreseeable future, however, additional debt guarantees may be required in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Liquidity and Capital Resources (Cont.)

The Company believes that the $7 million available under its unsecured bank line of credit provides sufficient liquidity and available capital resources to meet its existing needs over the next twelve months. At this time the Company has no known material obligations, commitments or demands which must be met beyond the next twelve months other than the ten year notes and the line of credit. The ten year notes do not require any principal payments until fiscal 1999 and the line of credit is expected to be renewed at the end of the term. However, the Company is presently evaluating its needs for additional funds to finance possible acquisitions, the opening of new plants or significant improvements in its production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At June 30, 1997, the Company had $97,468,000 in current and long-term debt outstanding. Under its various debt agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures.

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

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   STEEL TECHNOLOGIES INC.
                                  (Registrant)



                                   By: /s/KENNETH R. BATES
                                       ________________

                                       Kenneth R. Bates
                                       Vice President Finance;
                                       Chief Financial Officer
                                      (Principal Financial and
                                       Chief Accounting Officer)




Dated August 11, 1997