Form 10-K405
period 1997-09-30
STEEL TECHNOLOGIES INC
filed 1997-12-22
CIK 771790

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of December 5, 1997, computed by reference to the closing price of the registrant's Common Stock, as quoted in the NASDAQ National Market System on such date:
$88,595,651.

Number of shares of the registrant's Common Stock outstanding at December 5, 1997: 11,998,840.


Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 1997 are incorporated by reference into Part II.
Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 22, 1998 are incorporated by reference into Part III.

PART I

ITEM 1.     BUSINESS

GENERAL

Steel Technologies Inc. ("the Company") was incorporated under the laws of the state of Kentucky in 1971 as Southern Strip Steel, Inc. In June 1985, the name of the corporation was changed to Steel Technologies Inc.

The Company is an intermediate steel processor engaged in the business of processing flat rolled steel to specified close tolerances in response to orders from industrial customers who require steel of precise thickness, width, temper, finish and shape for their manufacturing purposes. The business of the Company consists of purchasing commercial tolerance steel in coils up to 72 inches in width from major steel mills, processing it to the precise thickness, width, temper, finish and shape specified by its customers and distributing the processed steel from its Kentucky, Indiana, Michigan, Maryland, North Carolina and Mexico plants to locations in 36 states primarily in the East, Midwest and South, as well as into Mexico and Canada. The Company's principal processed products include hot-rolled strip and sheet, high strength low alloy strip and sheet, hot-rolled pickle and oil and coated strip and sheet, pickling of hot-rolled black coils, blanking and cut-to-length processing of coil steel, cold-rolled strip and sheet, cold-rolled one-pass strip, and high carbon and alloy strip and sheet.

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

The Company has achieved high quality and productivity levels through its commitment to modern and efficient equipment used to perform the pickling, slitting, cold reduction, annealing and blanking processes. The Company's pickling facility is capable of high volume pickling, leveling, coating and slitting of hot rolled steel to greater than industry standards. The Company's slitting lines are capable of maintaining width tolerances of +/-.002 inches. The Company has computerized all of its rolling equipment, which has improved its capability to deliver flat rolled steel products processed to closer than standard tolerances. The Company's computerized rolling mills are capable of maintaining thickness tolerances of +/-.0003 inches. Computers monitor thickness during the cold reduction process, rapidly adjusting roll position to maintain the proper tolerance as the steel passes through the rolling mill. The computers also provide both visual displays and documented records of the thickness maintained throughout the entire coil. Annealing is accomplished in high convection bell furnaces. These furnaces feature extraordinary thermal consistency, rapid water cooling and advanced atmosphere controls for good surface cleanliness of the rolled steel product. The Company's blanking lines are capable of producing blanks from coils up to 84 inches in width and a maximum gauge of .25 inches thick. Flatness of the steel is controlled by an automatic hydraulic leveler and diagnostic equipment that continually monitors the steel during processing to minimize scrap and provide up-to-the minute production information.


QUALITY CONTROL

The ability to obtain high quality steel from its suppliers on a consistent basis is critical to the Company's business. Historically, about 97.7% of the Company's raw material has conformed to the requirements for which it was purchased. Most of the nonconforming raw material is diverted to less critical applications. The Company, through its technical services department, has instituted strict quality control measures to assure that the quality of purchased raw materials will allow the Company to meet the specifications of its customers and to reduce the costs of production interruptions resulting from poor quality steel. Physical, chemical, and metallographic analyses are performed on selected raw materials to verify that their mechanical and dimensional properties, cleanliness, surface characteristics, and chemical content are acceptable. Similar analyses are conducted on processed steel on a selected basis before delivery to the customer. The Company also uses statistical process control techniques to monitor its slitting and cold reduction processes so management can document to customers that required tolerances have been continuously maintained throughout processing. This close attention to product quality has enabled the Company to limit the amount of customer returns and allowances to less than 1.5% of sales in each of the last three years ended 1997, 1996 and 1995. The Company's technical services department and its metallurgical laboratory are located in the research and development engineering and technology center in Shelbyville, Kentucky.

MARKETING

The Company's marketing staff consists of sales personnel located in Michigan, Indiana, Kentucky, Tennessee, Illinois, Missouri, Ohio, Pennsylvania, Maryland, Wisconsin, North Carolina and Mexico. In addition to cultivating additional business from existing customers and developing new accounts, these sales personnel are responsible for identifying market trends in their assigned areas. The marketing staff is supported by an Executive Vice President, four regional Vice Presidents-Sales, and by the Company's technical services department which develops application engineering ideas. The Company is frequently requested to recommend the type of steel which can best serve a customer's specific needs.

CUSTOMERS AND DISTRIBUTION

The Company produces to customer order rather than for inventory. Although some blanket orders are taken for periods of up to one year, such blanket orders represent a projection of anticipated customer requirements and do not become firm orders until the customer calls for delivery of specified quantities of particular products at specified times. The Company is therefore required to maintain a substantial inventory of raw materials to meet the short lead times and just-in-time delivery requirements of many of its customers. Customers typically place firm orders for delivery within two to three weeks. The Company's backlog of firm orders at November 30, 1997 was $36,504,000, approximately 14% higher than the $31,938,000 at November 30, 1996.

The Company processes steel for sale to a variety of industrial customers, including those in the automotive, automotive supply, appliance, lawn and garden, machinery and office equipment industries. In fiscal 1997, 1996,and 1995 sales to the automotive industry accounted for 15%, 16% and 16% of the Company's sales, respectively; sales to the automotive supply industry accounted for 50%, 58% and 58%, respectively. The Company believes its long-term relationships with its major customers are a significant factor in its business.

The Company supplies processed steel to approximately 670 active accounts. These customers are generally located within 300 miles of one of the Company's plants. The location of Company facilities near a great number of customers permits the efficient distribution of the Company's products by truck. Independent trucking companies afford a convenient and expeditious means for shipping approximately two-thirds of the Company's products to its customers. The Company also maintains a small number of tractor-trailer trucks to provide flexible delivery service to those customers who do not arrange for their own shipping needs.

SUPPLIERS

In 1997, the Company obtained its steel for processing from a number of primary producers and mini-mills including AK Steel Corporation, Weirton Steel Corporation, LTV Steel Company, Gallatin Steel Company, and Rouge Steel Company. The Company obtains its raw material requirements by ordering steel possessing specified physical qualities and alloy content. By purchasing in large quantities at predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive prices for the quality purchased. The Company believes that it is not dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

JOINT VENTURES

In April 1987, the Company formed Mi-Tech Steel, Inc., a 50% owned corporate joint venture with Mitsui Steel Development Co., Inc. Mi-Tech Steel, Inc. was established to own and operate high-volume steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers located in the United States. The initial processing facility was opened in December 1987 in Murfreesboro, Tennessee. In January 1990, a second Mi-Tech Steel
processing facility opened in Greensburg, Indiana.   A third processing
facility, the first for Mi-Tech with pickling capabilities, opened in December 1997 in Decatur, Alabama. Steel Technologies is providing management services for the Mi-Tech Steel operations.

In October 1990, Processing Technology, Inc., was established. The Company holds a 5% investment in this corporate joint venture with LTV Steel Company and Mitsui Steel Development Co., Inc. Processing Technology operates facilities in Perrysburg, Ohio and Burns Harbor, Indiana, which process flat rolled steel and provide steel storage principally for LTV Steel Company. Both facilities began operations in fiscal 1992.

COMPETITION

Steel processing is highly competitive. The Company primarily competes with a number of other intermediate steel processors who are capable of process-ing steel to closer than standard tolerance. The primary characteristics of competition encountered by the Company are quality of product, reliability of delivery and price.

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

EMPLOYEES

As of October 31, 1997, the Company employed 815 people, including 117 at its Eminence plant, 141 at its Portage plant, 119 at its Canton plant, 28 at its Elkton plant, 11 at its Peru plant, 94 at its Mexico plant, 93 at its Ghent plant, 112 at its Louisville/Shelbyville locations, 83 at its Clinton and Edenton, North Carolina locations and 17 sales personnel located in their respective market areas. The hourly employees in the Company's Canton, Michigan facility are represented by the United Auto Workers under a collective bargaining agreement. In 1995 the Portage, Indiana hourly employees voted to be represented by the United Steel Workers. The Company is currently negotiating a collective bargaining agreement with the union. The Company has never experienced a significant work stoppage and considers its employee relations to be good.


ITEM 2.     PROPERTIES

The Company's principal processing plants are as follows:

                          Production           Plant    Date Opened/  Production
Plant Location             Capacity             Size      Acquired   Capabilities
Eminence, Kentucky        150,000 tons       140,000 sq.ft. 1971     S,R,A,B
Portage, Indiana          210,000 tons       220,000 sq.ft. 1987     S,R,A
Elkton, Maryland           60,000 tons        60,000 sq.ft. 1989     S,R
Canton, Michigan          210,000 tons       190,000 sq.ft. 1991     S,R,A
Peru, Indiana              40,000 tons        40,000 sq.ft. 1992     S
Monterrey, Mexico          60,000 tons        26,000 sq.ft. 1994     S,R,C
Ghent, Kentucky           500,000 tons       205,000 sq.ft. 1995     S,P
Clinton, North Carolina   126,000 tons       109,600 sq.ft. 1997     S,C
Edenton, North Carolina    60,000 tons        13,500 sq.ft. 1997     S


S=Slitting
R=Cold Reduction
A=Annealing
P=Pickling and Leveling
C=Cut to Length
B=Blanking

Seven of the Company's nine processing plants are majority-owned by the Company. The Company entered into ten-year operating lease agreements for the processing plants in North Carolina. During 1997, the Company sold approximately 603,000 tons of processed steel from its manufacturing plants. In addition, the Ghent pickling facility processed approximately 202,000 tons of material owned by others. The remaining facilities processed an additional 55,000 tons of material owned by others.

The Company's engineering division, technical services and metallurgical lab are located in Shelbyville, Kentucky in a 35,000 square foot building owned by the Company.

The Company's executive offices are located in Louisville, Kentucky in a 30,000 square foot building owned by the Company.

Mi-Tech Steel currently operates two high volume steel slitting operations.
The Murfreesboro, Tennessee plant, was expanded to 230,000 square feet in 1993. The Greensburg, Indiana plant currently consists of 160,000 square feet of manufacturing and storage space. In December 1997, Mi-Tech Steel Alabama, a wholly-owned subsidiary of Mi-Tech Steel, Inc. opened a new $25 million pickling and slitting facility in Decatur, Alabama. This 160,000 square foot facility has a processing capacity of 1,000,000 tons annually.


All operating properties are in good repair and in suitable condition for the purposes for which they are used. The Company's Elkton, Maryland processing plant and the executive office building are subject to outstanding mortgages covering certain long-term financing arrangements.


ITEM 3.     LEGAL PROCEEDINGS

Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                             Age   Title

Merwin J. Ray                    68    Chairman of the Board and Chief
                                       Executive Officer

Bradford T. Ray                  39    President and Chief Operating Officer

Michael J. Carroll               40    Executive Vice President

Howard F. Bates, Jr.             51    Vice President-Technical Services

Joseph P. Bellino                47    Chief Financial Officer and Treasurer

Officers are elected annually by and serve at the discretion of the Board of Directors. Messrs. Merwin Ray, Bradford Ray, Bates and Carroll are members of the Company's Board of Directors.

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

Mr. Joseph P. Bellino has served as Chief Financial Officer and Treasurer of the Company since October 1997. He previously held the position of President of Beacon Capital Advisors Company from 1996 to 1997. From 1989 to 1995, Mr. Bellino served as President of Rhawn Enterprises, Inc., a venture capital, acquisition and consulting services company.


PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

The information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend Information" on page 12 of the Company's annual report to shareholders for the year ended September 30, 1997.

ITEM 6.     SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected Financial Data" on page 11 of the Company's annual report to shareholders for the year ended September 30, 1997.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 16 of the Company's annual report to shareholders for the year ended September 30, 1997.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries and Report of Independent Accountants, included in the Company's annual report to shareholders for the year ended September 30, 1997, on pages 13 through 27 and the section entitled " Quarterly Financial Data" on page 12 thereof are incorporated herein by reference.

 Consolidated Balance Sheets-September 30, 1997 and 1996
 Consolidated Statements of Income-Years ended September 30, 1997, 1996 and 1995 Consolidated Statements of Shareholders' Equity-Years ended September 30,
   1997, 1996 and 1995
 Consolidated Statements of Cash Flows-Years ended September 30, 1997, 1996 and
   1995
 Notes to Consolidated Financial Statements
 Report of Independent Accountants


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

Not applicable.


PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information required by Item 10 is incorporated by reference herein from the material under the section entitled "Election of Directors" contained on pages 3 through 6, and "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the annual meeting of shareholders of Steel Technologies Inc. to be held on January 22, 1998. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant".


ITEM 11.     EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), the information required by Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Compensation of Directors" contained on page 7 and "Executive Compensation" contained on pages 8 and 9 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 22, 1998.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained on pages 10 through 14 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 22, 1998 shall not be deemed to be incor-porated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), the information required by Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 2 and 3 and "Election of Directors" contained on pages 3 through 6 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 22, 1998.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information required by Item 13 is incorporated by reference herein from the material under the sections entitled "Certain Transactions" contained on page 9 and "Election of Directors" contained on pages 3 through 6 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 22, 1998.

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

(a) (3) Listing of Exhibits--See Index to Exhibits contained herein on page E-1 of this report. The index to exhibits specifically identifies each management contract or compensatory plan required to be filed as an Exhibit to this Form 10-K.

(b) No report on Form 8-K was filed for the quarter ended September 30, 1997.

(c) Exhibits filed with this report are attached hereto.

             STEEL TECHNOLOGIES INC. AND SUBSIDIARIES           Page E-1
                          INDEX TO EXHIBITS
    ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1997


Ref.   Exhibit
 #       #      Description
---   ------  ------------------------------------------------
(a)    3.1    Restated Articles of Incorporation
               of the Registrant
(a)    3.2    First Articles of Amendment to Restated
               Articles of Incorporation of the Registrant
(d)    3.3    Second Articles of Amendment to Restated
               Articles of Incorporation of the Registrant
(e)    3.4    Third Articles of Amendment to Restated
               Articles of Incorporation of the Registrant
(e)    3.5    Amended By-Laws of the Registrant
(h)   10.1    Amended and Restated Loan Agreement dated as of March
               26, 1997, between the Registrant and PNC Bank,
               Kentucky, Inc., National City Bank of Kentucky,
               NBD Bank, N.A., and SunTrust Bank, Nashville, N.A. 10.1(a) First Amendment dated October 10, 1997, between the
               Registrant and PNC Bank, Kentucky, Inc., Inc.,
               National City Bank, Kentucky, NBD Bank, N.A., and Suntrust Bank, Nashville, N.A.
(f)   10.2    Note Agreement dated as of March 1, 1995, between
               the Registrant and Principal Mutual Life
               Insurance Company, Lincoln National Investment Management Company, Jefferson-Pilot Life
               Insurance Company and Northern Life Insurance
               Company
     10.2 (a) Request for Consent to Amendment of Note Agreement
     10.2 (b) Request for Consent to Second Amendment of Note Agreement
(c)  10.3 (a) Incentive Stock Option Plan of the Registrant *
(b)  10.3 (b) Amendment #1, dated April 7, 1987 to the Incentive
               Stock Option Plan of the Registrant *
(f)  10.3 (c) Registrant's 1995 Stock Option Plan *
(h)  10.4     Stock Purchase Agreement between Registrant and
               Shareholders of Atlantic Coil Processing, Inc.
               effective April 1, 1997.
(d)  10.5     Revised Employee Bonus Plan of the Registrant *
(b)  10.6 (a) Joint Venture Agreement dated March 30, 1987
               between  Mitsui & Co., LTD., Mitsui & Co.
               (U.S.A.), Inc., Mitsui  Steel Development Co.,
               Inc., and the Registrant
(d)  10.6 (b) Amendment #1, dated February 28, 1989 to the Joint
               Venture Agreement dated March 30, 1987 between
               Mitsui  & Co., LTD., Mitsui & Co. (U.S.A.), Inc.,
               Mitsui  Steel Development Co., Inc., and the
               Registrant
(d)  10.7 (a) Loan Agreement dated as of November 1, 1989 between the County Commissioners of Cecil County, Maryland
               and the Registrant relating to Economic Development
               Revenue Bonds
(d)  10.7 (b) Reimbursement, Credit and Security Agreement dated as of November 1, 1989 between Citizens Fidelity
               Bank and Trust Company and the Registrant relating
               to Economic Development Revenue Bonds
(e)  10.8     Joint Venture Agreement dated October 16, 1990 among
               Mitsui Steel Development Co., Inc. and LTV Steel Company, Inc. and the Registrant
(e)  10.9     Form of Indemnification Agreement Between the
               Registrant and its Directors *
     10.10    Steel Technologies Inc. Restated Retirement Savings Plan
(g)  10.11    Collective Bargaining Agreement Between the United Auto
               Workers and Steel Technologies Inc.
(g)  10.12    Nonemployee Directors Stock Plan *
     11       Statement Re: Computation of Per Share Earnings
     13       1997 Annual Report to Shareholders, filed herewith.  The
               annual report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated by reference herein
     21.1     Subsidiaries of the Registrant
     23.1     Consent of Independent Accountants
     27       Financial Data Schedule

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

(f) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file # 0-14061) for the quarter ended March 31, 1995.

(g) Incorporate herein by reference to exhibits filed with the Company's Annual Report of Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1996.

(h) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file # 0-14061) for the quarter ended March 31, 1997.


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
                 Description                of Period      Expenses   Accounts-   Describe      End of Period
                                                                      Describe
Year Ended September 30, 1997:
  Allowance for doubtful accounts            $874,772        $588,434    -          $534,248(A)    $928,958
                                            ===================================================================
Year Ended September 30, 1996:
  Allowance for doubtful accounts            $855,000        $269,300    -          $249,528(A)    $874,772
                                            ===================================================================
Year Ended September 30, 1995:
  Allowance for doubtful accounts            $910,000        $ 27,729    -          $ 82,729(A)    $855,000
                                            ===================================================================




(A)  Uncollectible accounts charged off, less recoveries.


                    REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Steel Technologies Inc.


Our report on the consolidated financial statements of Steel Technologies Inc. and Subsidiaries dated October 24, 1997 has been incorporated by reference in this Form 10-K from page 27 of the 1997 Annual Report to Shareholders of Steel Technologies Inc. and Subsidiaries. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index in Item 14(a)(2) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ COOPERS & LYBRAND L.L.P.
    ------------------------
    Coopers & Lybrand L.L.P.


Louisville, Kentucky
October 24, 1997


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                                  STEEL TECHNOLOGIES INC.


Dated:    12/22/97                      By:    /s/  Joseph P. Bellino
                                                ----------------
                                                Joseph P. Bellino
                                                Chief Financial Officer,
                                                and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Date              Title




/s/ MERWIN J. RAY           12/22/97     Chairman of the Board of Directors
    -------------                        Chief Executive Officer
    Merwin J. Ray                        (Principal Executive Officer)


/s/ BRADFORD T. RAY         12/22/97
    ---------------                      Director, President and Chief
    Bradford T. Ray                      Operating Officer


/s/ HOWARD R. BATES, JR.    12/22/97
    --------------------                 Director and Vice President-Technical
    Howard F. Bates, Jr.                 Services


/s/ MICHAEL J. CARROLL      12/22/97
    ------------------
    Michael J. Carroll                   Director and Executive Vice President


/s/ RALPH W. MCINTYRE       12/22/97
    -----------------
    Ralph W. McIntyre                    Director


/s/ ANDREW J. PAYTON        12/22/97
    ---------------
    Andrew J. Payton                     Director


/s/ WILLIAM E. HELLMANN     12/22/97
    -------------------
    William E. Hellmann                  Director


/s/ DALE L. ARMSTRONG       12/22/97
    -----------------                    Director
    Dale L. Armstrong


/s/ JIMMY DAN CONNER        12/22/97
    ----------------                     Director
    Jimmy Dan Conner