Form 10-Q
period 1997-12-31
STEEL TECHNOLOGIES INC
filed 1998-02-17
CIK 771790

SECURITIES AND EXCHANGE COMMISSION


                        WASHINGTON, D.C. 20549

                              FORM 10-Q


 (Mark One)

	[X]               QUARTERLY REPORT PURSUANT TO SECTION 13
			OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1997

OR

	[  ]               TRANSITION REPORT PURSUANT TO SECTION 13
			OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from __________ to __________

	Commission file number 0-14061


                           STEEL TECHNOLOGIES INC.
            (Exact name of registrant as specified in its charter)

                   Kentucky                             61-0712014
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


          15415 Shelbyville Road, Louisville, KY 40245
               (Address of principal executive offices)


(Registrant's telephone number, including area code)  (502) 245-2110


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

There were 12,000,265 shares outstanding of the Registrant's common stock as of January 31, 1998.



STEEL TECHNOLOGIES INC.

INDEX


                                                          Page Number
PART I.
FINANCIAL INFORMATION




Item 1.
Financial Statements

Condensed Consolidated Balance Sheets
December 31, 1997 (Unaudited) and September 30,
1997 (Audited)                                                 3

Condensed Consolidated Statements of Income
Three months ended December 31, 1997 and 1996
(Unaudited)                                                    4

Condensed Consolidated Statements of Cash Flows
Three months ended December 31, 1997 and 1996
(Unaudited)                                                    5

Notes to Condensed Consolidated Financial
Statements (Unaudited)                                         6-7

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations                            8-12


PART II.
OTHER INFORMATION




Item 6.
Exhibits and Reports on Form 8-K                               12


Part I. - FINANCIAL INFORMATION
Item 1. Financial Statements

STEEL TECHNOLOGIES INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

                                              December 31,    September 30,
                                                1997               1997
                                            (Unaudited)         (Audited)
                 ASSETS
Current assets:
  Cash and cash equivalents                 $     8,310      $     3,467
  Trade accounts receivable, net                 49,435           43,110
  Inventories                                    73,381           81,086
  Deferred income taxes                           1,726            1,714
  Prepaid expenses and other assets                 680              896
     Total current assets                       133,532          130,273


Property, plant and equipment, net              104,246          103,796
Investments in corporate joint ventures          18,127           17,626
Goodwill, net of amortization                     5,084            5,147
Other assets                                        725             668

                                              $ 261,714       $ 257,510

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                            $   38,166      $   32,605
 Accrued liabilities                              5,913           5,156
 Accrued income taxes                               667              -
 Long-term debt due within one year               2,195           2,195
   Total current liabilities                     46,941          39,956

Long-term debt                                   92,023          97,190

Deferred income taxes                            12,027          11,535

Commitments and contingencies

 Shareholders' equity:
 Preferred stock                                   -               -
 Common stock                                    16,896          16,893
 Additional paid-in capital                       4,909           4,909
 Retained earnings                               90,358          88,467
 Foreign currency translation adjustme           (1,440)         (1,440)

                                                110,723         108,829


                                              $ 261,714       $ 257,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

STEEL TECHNOLOGIES INC.
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data, unaudited)


                                              Three months ended
                                                  December 31,
                                              1997            1996

Sales                                     $  96,449       $  78,030
Cost of goods sold                           86,051          68,626
     Gross profit                            10,398           9,404


Selling, general and administrative expenses 5,350            4,633
Equity in net income of unconsolidated
  corporate joint venture                      502              353
  Operating income                           5,550            5,124

Interest expense                             1,562            1,215
   Income before income taxes                3,988            3,909

Provision for income taxes                   1,497            1,446
   Net income                           $    2,491       $    2,463



Weighted average number of common
shares outstanding                          11,998           11,962

Basic earnings per common share         $     0.21       $     0.21

Diluted earnings per common share       $     0.21       $     0.20


Cash dividends per basic and diluted
weighted average common share           $     0.05       $     0.05



The accompanying notes are an integral part of the condensed consolidated financial statements.

STEEL TECHNOLOGIES INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
                                                        Three months ended
                                                            December 31,
                                                        1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:


   Net Income                                      $    2,491     $    2,463
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

       Depreciation                                     2,748          2,476
       Amortization                                        56            -
       Deferred income taxes                              480            478
       Equity in net income of unconsolidated
         corporate joint venture                         (501)          (353)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable                 (6,325)        (1,859)
             Inventories                                7,705        (13,189)
             Accounts payable                           5,561          4,409
             Accrued liabilities and income taxes       1,424          1,741
             Other                                        239             25
Net cash provided by (used in) operating activities    13,878         (3,809)



CASH FLOWS FROM INVESTING ACTIVITIES:


   Purchases of property, plant and equipment          (3,198)        (1,849)
Net cash used in investing activities                  (3,198)        (1,849)



CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                           -            8,515
   Principal payments on long-term debt                 (5,167)         (182)
   Cash dividends on common stock                         (600)         (597)
   Net issuance of common stock under incentive
     stock option plans                                      3             5
Net cash (used in) provided by financing activities     (5,764)        7,741



Effect of exchange rate changes on cash                    (73)          ( 9)



Net increase in cash and cash equivalents                4,843         2,074
Cash and cash equivalents, beginning of period           3,467         4,218
Cash and cash equivalents, end of period            $    8,310    $    6,292

Supplemental Cash Flow Disclosures:
Cash payments for interest                          $    1,962    $      353
Cash payments for income taxes                      $       17    $      154



The accompanying notes are an integral part of the condensed consolidated financial statements.



STEEL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1997 and the condensed consolidated statements of income for the three month periods ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1997. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES
                                                December 31,   September 30,
                                                  1997               1997
                                               (Unaudited)       (Audited)
                                                    (Amounts in thousands)

Inventories consist of:
     Raw Materials                              $ 59,184           $ 67,463
     Finished goods and
         work in process                          14,197             13,623
                                                $ 73,381           $ 81,086

3.  RETAINED EARNINGS
                                                       Three months ended
                                                       December 31, 1997
                                                     (Amounts in thousands)
Retained Earnings consists of:
    Balance, beginning of year                               $ 88,467

       Net income                                               2,491

       Cash dividends on common stock                            (600)

   Balance, end of period                                    $ 90,358


4.  FOREIGN CURRENCY TRANSLATION

Prior to January 1, 1997, the monetary assets and liabilities of the Mexican subsidiary were translated into U.S. dollars at the year-end rate of exchange and revenues and expenses were translated at average rates of exchange in effect during the period. Resulting translation adjustments were accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses were included in net income when incurred. Effective January 1, 1997, the Company changed to the monetary/non-monetary method of accounting for foreign currency translation as the Mexican economy is now considered hyper-inflationary for financial reporting. This method requires non-monetary assets and liabilities to be translated at historical rates of exchange and the functional currency to be U.S. dollars.


5.  EARNINGS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earnings per share for all periods presented have been calculated and presented in accordance with SFAS No. 128.

The following table sets forth the computation of basic and diluted earnings per share:

                                              Three months ended
                              December 31, 1997                  December 31, 1996

                          Income    Common       Per-Share    Income   Common  Per-Share
                         Available   Shares        Amount     Available Shares   Amount

Basic earnings per share   $2,491     11,998       $0.21       $2,463     11,962   $0.21

Effect of dilutive stock
   options:
  Employee stock option plan              44                                 112   (0.01)
  Directors stock option plan              3                                   -                  -

Diluted earnings per share $2,491     12,045       $0.21       $2,463     12,074   $0.20


Options to purchase 130,000 shares of common stock at prices ranging from $11.625-$12.788 under the stock option plan were outstanding during the three months ended December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

6.  ACQUISITION

On April 1, 1997, the Company completed the purchase of 100% of the common stock of Atlantic Coil Processing, Inc. (ACP) for approximately $19,600,000 in cash, notes payable and assumption of other liabilities. The Company financed the transaction with a combination of bank borrowings, issuance of a note payable to the former ACP shareholders and the assumption of ACP trade payables and other liabilities. The transaction was accounted for by the purchase method of accounting. The results of the operations for ACP, now referred to as Steel Technologies North Carolina, are included in the consolidated financial statements of the Company from the date of the acquisition.

7.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statements, and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 will not have a material impact on the consolidated financial statements.


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


Results of Operations

The Company posted record first quarter 1998 sales of $96,449,000, which represented a 24% increase from sales of $78,030,000 in the first quarter a year ago. The increase in revenues in the first quarter 1998 benefited from the inclusion of $11,600,000 of revenues from Steel Technologies North Carolina which was acquired April 1, 1997. Revenues from existing core processing operations increased approximately $6,819,000 or 9% from a year ago. The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry. Demand in the automotive and other steel consuming markets during the quarter ended December 31, 1997 was comparable to the levels of the prior year. The Company continues to increase its market share and to be successful in developing a substantial amount of new business with both existing and new customers. As a result of the ACP acquisition and market share gains, tons shipped in the first quarter of 1998 increased 26% while average selling prices for the first quarter of 1998 decreased 2% from the prior year. The sales outlook is good based on current order activity and backlog.

The capital investments completed in recent years have added new capacity and increased the products and services offered by the Company. The most recent expansion of the Company's processing capabilities is the blanking lines added in November 1997 at the Eminence, Kentucky facility. The additional product offerings are allowing the Company to pursue significant new business opportunities and to further enhance its market share. The acquisition of ACP added new capacity, geographic diversity and cut-to-length capabilities, which will further enhance the Company's position in the marketplace.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Results of Operations (Cont.)

The gross profit margin decreased to 10.8% for the first quarter of fiscal 1998 compared to 12.1% a year ago as a result of increases in the purchase price of hot-rolled steel from the primary steel mills. These purchase price increases were not fully offset with selling price increases to its customers. During 1997, a number of steel mills experienced temporary production problems and work stoppages which negatively impacted the available supply of raw materials. In fiscal 1998, the Company expects improvement in pricing of raw material, especially in hot rolled steel, as new steelmaking capacity and increased imports enter the market. However, future fluctuations in raw material prices may affect corresponding selling prices to customers.
The gross margin is expected to be positively impacted by production cost efficiencies associated with the anticipated higher sales volumes. Additionally, the Company expects to increase the amount of higher margin toll processing revenue generated by the Company's pickling facility and blanking lines. Toll processing, primarily of customer-owned steel, generates higher gross margin percentages than the Company's traditional processing customers.

The Company continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Sales increased 24% in the first quarter, while selling, general and administrative costs increased approximately 15% from the comparable 1997 period, primarily due to the addition of Steel Technologies North Carolina. Selling, general and administrative expenses as a percentage of sales decreased to 5.5% for the quarter ended December 31, 1997 from 5.9% a year ago.

The Company's equity in the net income of Mi-Tech Steel, Inc., its unconsolidated corporate joint venture, increased to $502,000 for the first quarter of fiscal 1998 from $353,000 in the prior year, principally the result of higher sales levels.

Interest expense increased to $1,562,000 for the quarter ended December 31, 1997 from $1,215,000 compared to prior year. The increase is the result of higher average borrowings used to finance the acquisition of ACP, capital additions and working capital needs of the Company during the first quarter of fiscal 1998.

The Company's effective income tax rate was approximately 37.5% in the first quarter ended December 31, 1997 compared to 37.0% a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Liquidity and Capital Resources

At December 31, 1997, the Company had $86,591,000 of working capital, maintained a current ratio of 2.8:1 and had long-term debt at 46% of total capitalization. The Company manages the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first quarter of fiscal 1998, the combination of increased sales levels and more effective inventory management resulted in increased inventory turnover. The Company expects the sales trends to remain strong during the 1998 fiscal year based on the current backlogs and order entry activity. The working capital needs, if any, associated with the expected higher sales volumes are anticipated to be funded with a combination of cash flows from operations and available borrowing capabilities. The combination of the expected sales levels and increased availability of raw material will increase the inventory turnover, reducing the number of days carried in inventory.

The Company's capital expenditures for the first quarter of fiscal 1998 totaled $3,198,000. The Company has expanded its production and processing capacity and added new processing capabilities over the last few years and expects capital additions for all existing facilities including Mexico to approximate $12,000,000 for fiscal 1998.

On January 22, 1998, the Company's Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock over the next three years. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. The Company anticipates that cash flows from operations and available borrowing capabilities will fund the stock repurchase program.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $6,250,000 of the bank financing required for the working capital purposes of Mi-Tech Steel, Inc. Mi-Tech Steel had significant capital additions in 1997 to construct a pickling and slitting facility in Decatur, Alabama. To participate equally with its joint venture partner in the financing of this project, Steel Technologies contributed $5 million of additional equity to the joint venture in the third quarter of fiscal 1997. Additional equity contributions to the joint venture are not expected for the foreseeable future.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Liquidity and Capital Resources (Cont.)

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs. The Company expects funds generated from operations and the availability of $35,000,000 as of December 31, 1997 under its unsecured $80,000,000 bank line of credit to be sufficient to finance the capital expenditures plans as well as the working capital requirements for fiscal 1998. At this time the Company has no known material obligations, commitments or demands which must be met beyond the next twelve months other than the ten year notes and the line of credit.
The ten year notes do not require any principal payments until fiscal 1999 and the line of credit is expected to be renewed at the end of the term.
The Company intends to use any additional funds for its growth, including strategic acquisitions and joint ventures, the construction of new plants and the investment in its production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At December 31, 1997, the Company had $92,023,000 long-term debt outstanding. Under its various debt agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures.

The Company maintains an equity investment of approximately $6,700,000 in its 80% owned Mexican subsidiary. In fiscal 1998, the Company plans to invest approximately $2,700,000 in additional production equipment and expansion of the existing production facility in Mexico. The cumulative inflation rate in Mexico over the three year period ended December 31, 1996 was approximately 100%, resulting in the Mexican economy being considered hyper-inflationary for financial reporting. Accordingly, the Company now uses the monetary/non-monetary method of accounting. The impact on the Company's profitability, is limited to the effect of currency fluctuations related to net monetary assets, which at December 31, 1997 was approximately
$1,600,000. For the fiscal quarter ended December 31, 1997, the impact on profitability was not significant. Due to the costs of hedging currency risks, the Company did not enter into any hedging arrangements for the first quarter of fiscal 1998.

The Company maintains an investment, principally in preferred stock of Processing Technology, Inc., a corporate joint venture. The Company periodically evaluates the possible conversion of its preferred stock investment into common stock of Processing Technology, Inc. The Company's decision to convert its investment to common stock will be based upon the joint venture attaining certain financial criteria established by Steel Technologies. Upon conversion, the Company would be obligated to guarantee a proportionate share, currently approximating $9,200,000, of the joint venture's loan and lease commitments. The conversion is not expected to occur in the near term.



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


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statements, and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 will not have a material impact on the consolidated financial statements.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed as a part of this report:

27         --	Financial Data Schedule

(b) On October 28, 1997, the Company reported on Form 8-K that Joseph P. Bellino had been elected its Chief Financial Officer on October 16, 1997. Kenneth R. Bates resigned his positions as Vice President-Finance, Chief Financial Officer, Treasurer and Secretary on October 12, 1997.







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STEEL TECHNOLOGIES INC.
(Registrant)







                                      By  /s/ Joseph P. Bellino
                                          ______________________
                                          Joseph P. Bellino
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Chief Accounting Officer)




Dated February 17, 1998



                                         13