Form 10-Q
period 1998-03-31
STEEL TECHNOLOGIES INC
filed 1998-05-14
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


 (Mark One)

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from __________ to __________

	Commission file number 0-14061


                               STEEL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

             Kentucky                             61-0712014
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.

 15415 Shelbyville Road, Louisville, KY              40245
(Address of principal executive offices)          (Zip Code)

                    (502) 245-2110
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X       No

There were 11,978,830 shares outstanding of the Registrant's common stock as of April 30, 1998.


STEEL TECHNOLOGIES INC.

INDEX                                                     Page Number
PART I.
FINANCIAL INFORMATION


Item 1.
Financial Statements

Condensed Consolidated Balance Sheets
March 31, 1998 (Unaudited) and September 30, 1997
(Audited)                                                         3

Condensed Consolidated Statements of Income
Three months and six months ended March 31, 1998
and 1997 (Unaudited)                                              4

Condensed Consolidated Statements of Cash Flows
Six months ended March 31, 1998 and 1997
(Unaudited)                                                       5

Notes to Condensed Consolidated Financial
Statements (Unaudited)                                            6-9

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations                               9-12


Item 3.
Quantitative and Qualitative Disclosures About Market
Risk                                                              13


PART II.
OTHER INFORMATION


Item 4.
Submission of Matters to a Vote of Security Holders               13


Item 6.
Exhibits and Reports on Form 8-K                                  13



Part I. - FINANCIAL INFORMATION
Item 1. Financial Statements

STEEL TECHNOLOGIES INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

                                             March 31,       September 30,
                                                1998             1997
                                            (Unaudited)        (Audited)
                 ASSETS
Current assets:
  Cash and cash equivalents                 $     8,998    $     3,467
  Trade accounts receivable, net                 50,789         43,110
  Inventories                                    71,114         81,086
  Deferred income taxes                           1,738          1,714
  Prepaid expenses and other assets                 752            896
    Total current assets                        133,391        130,273



Property, plant and equipment, net              103,967        103,796

Investments in corporate joint ventures          18,385         17,626

Goodwill, net of amortization                     5,026          5,147

Other assets                                        744            668
                                              $ 261,513    $   257,510

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                             $   38,209   $    32,605
 Accrued liabilities                               7,089         5,156
 Accrued income taxes                                495            -
 Long-term debt due within one year                6,903         2,195
   Total current liabilities                      52,696        39,956

Long-term debt                                    82,935        97,190

Deferred income taxes                             12,180        11,535

Commitments and contingencies

 Shareholders' equity:
 Preferred stock                                    -              -
 Common stock                                    16,641         16,893
 Additional paid-in capital                       4,909          4,909
 Retained earnings                               93,592         88,467
 Foreign currency translation adjustment         (1,440)        (1,440)
                                                113,702        108,829
                                              $ 261,513      $ 257,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

STEEL TECHNOLOGIES INC.
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data, unaudited)


                                           Three months ended   Six months ended
                                               March 31,            March 31,

                                              1998     1997      1998      1997
Sales                                       $101,287 $ 79,799 $ 197,736 $ 157,829
Cost of goods sold                            89,179   71,528   175,230   140,154
     Gross profit                             12,108    8,271    22,506    17,675


Selling, general and administrative expenses   5,568    4,645    10,918    9,278
Equity in net income of unconsolidated
  corporate joint venture                        258      350       760      703
  Operating income                             6,798    3,976    12,348    9,100

Interest expense                               1,488    1,284     3,050    2,499
   Income before income taxes                  5,310    2,692     9,298    6,601


Provision for income taxes                     2,076      956     3,573    2,401
   Net income                               $  3,234 $  1,736 $   5,725 $  4,200



Weighted average number of common
 shares outstanding-diluted                   12,050   12,015    12,048   12,045


Weighted average number of common
 shares outstanding-basic                     11,997   11,963    11,997   11,963


Diluted earnings per common share           $   0.27  $  0.14  $   0.48 $  0.35


Basic earnings per common share             $   0.27  $  0.15  $   0.48 $  0.35


Cash dividends per common share             $   0.00  $  0.00  $   0.05 $  0.05



The accompanying notes are an integral part of the condensed consolidated financial statements.

STEEL TECHNOLOGIES INC.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands, unaudited)
                                                           Six months ended
                                                               March 31,
                                                         1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:


   Net Income                                       $    5,725      $    4,200
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation                                      5,636           4,923
       Amortization                                        121              25
       Deferred income taxes                               621             875
       Equity in net income of unconsolidated
         corporate joint venture                          (760)           (703)
       Loss on sale of assets                                5               7
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable                  (7,951)         (5,751)
             Inventories                                 9,997         (16,337)
             Accounts payable                            5,741           5,995
             Accrued liabilities and income taxes        2,270              21
             Other                                         462          (1,190)
Net cash provided by (used in) operating activities     21,867          (7,935)



CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property, plant and equipment           (5,813)         (4,619)
Net cash used in investing activities                   (5,813)         (4,619)


CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                            -            15,514
   Principal payments on long-term debt                 (9,547)           (249)
   Repurchase of common stock                             (259)             -
   Cash dividends on common stock                         (600)           (598)
   Net issuance of common stock under incentive
     stock option plans                                      7              87
Net cash (used in) provided by financing activities    (10,399)          14,754
Effect of exchange rate changes on cash                   (124)             (7)


Net increase in cash and cash equivalents                5,531            2,193
Cash and cash equivalents, beginning of year             3,467            4,218
Cash and cash equivalents, end of period            $    8,998       $    6,411

Supplemental Cash Flow Disclosures:
Cash payments for interest                          $    3,231       $    2,546
Cash payments for income taxes                      $    2,043       $    2,169



The accompanying notes are an integral part of the condensed consolidated financial statements.




STEEL TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1998 and the consolidated statements of income for the three and six-month periods ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1997. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES
                                              March 31,          September 30,
                                                1998                 1997
                                            (Unaudited)          (Audited)
                                                   (Amounts in thousands)

Inventories consist of:
     Raw Materials                           $ 60,034              $ 67,463
     Finished goods and
         work in process                       11,080                13,623
                                             $ 71,114              $ 81,086

3.  RETAINED EARNINGS
                                                    Six months ended
                                                     March 31, 1998
                                                 (Amounts in thousands)
Retained Earnings consists of:
    Balance, beginning of year                            $ 88,467
    Net income                                               5,725
    Cash dividends on common stock                            (600)
    Balance, end of period                                $ 93,592

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

5.  EARNINGS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earnings per share for all periods presented have been calculated and presented in accordance with SFAS No. 128.

The following table sets forth the computation of basic and diluted earnings per share:


                                                         Three months ended
                                      March 31, 1998                        March 31, 1997
                                 Income     Common     Per-Share      Income     Common    Per-Share
                                Available   Shares      Amount       Available   Shares      Amount

Basic earnings per share          $3,234    11,997       $0.27         $1,736    11,963       $0.15

Effect of dilutive stock options:
  Employee stock option plan                    50                                   52       (0.01)
  Directors stock option plan                    3

Diluted earnings per share        $3,234    12,050       $0.27         $1,736    12,015       $0.14

5.  EARNINGS PER COMMON SHARE (CONT.)

                                                  Six months ended
                                       March 31, 1998                             March 31, 1997
                                    Income    Common      Per-Share       Income   Common  Per-Share
                                  Available   Shares       Amount        Available Shares   Amount

Basic earnings per share          $5,725    11,997       $0.48         $4,200      11,963     $0.35
Effect of dilutive stock options:
   Employee stock option plan                   48                                     82

   Directors stock option plan                   3

Diluted earnings per share        $5,725    12,048       $0.48         $4,200      12,045     $0.35


Options to purchase 185,000 shares of common stock at prices ranging from $11.625-$12.788 under the stock option plan were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share in any quarter because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, the effect would be antidilutive.

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

7.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statement, and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 will not have a material impact on the consolidated financial statements.

During 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The Company is not required to report segment information under existing accounting standards, and is currently evaluating whether additional disclosures will be made in accordance with the new requirements.

During 1998, Statements of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and No. 98-5 "Reporting on the

7.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONT.)

Costs of Start-up Activities" were issued. These statements are effective for years beginning after December 15, 1998. The Company currently capitalizes certain costs of software acquired for internal use and has no significant expenses capitalized related to start-up activities. As a result, the Company expects that the adoption of these standards will not have a significant impact on future earnings.

Item 2. Management's Decision and Analysis of Financial Condition and Results of Operations

When used in the following discussion, the word "expects" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions; cyclicality of demand in the steel industry, specifically in the automotive market; work stoppages, risks of year 2000 noncompliance or other business interruptions affecting automotive manufacturers; competitive factors such as pricing and availability of steel; reliance on key customers; and potential equipment malfunctions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Results of Operations

The Company posted record second quarter 1998 sales of $101,287,000, which represented a 27% increase from sales of $79,799,000 in the second quarter a year ago. The increase in revenues in the second quarter 1998 benefited from the inclusion of $12,700,000 of revenues from Steel Technologies North Carolina which was acquired April 1, 1997. Revenues from existing core processing operations increased approximately $8,800,000 or 11% from a year ago. Sales for the six months ended March 31, 1998 increased 25% compared to the same period in 1997 with Steel Technologies North Carolina representing
$24,300,000 of the overall increase.    The Company continues to focus
significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry. Demand in the automotive and other steel consuming markets during the quarter and six months ended March 31, 1998 was comparable to the levels of the prior year. The Company continues to increase its market share and to be successful in developing a substantial amount of new business with both existing and new customers. As a result of the ACP acquisition and market share gains, tons shipped in the second quarter and six months of fiscal 1998 increased 32%
and 29%, respectively. Average selling prices declined approximately 3% during these same periods. The sales outlook is solid based on order activity and backlog.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Results of Operations (Cont.)

The capital investments completed in recent years have added new capacity and increased the products and services offered by the Company. In fiscal 1998, the Company completed the full start-up of its blanking operations at its Eminence, Kentucky manufacturing facility. The additional product offerings are allowing the Company to pursue significant new business opportunities and to further enhance its market share. For fiscal year 1998, the acquisition of ACP added new capacity, geographic diversity and cut-to-length capabilities, which further enhances the Company's position in the marketplace.

The gross profit margin was 12.0% and 11.4% in the second quarter and first half of fiscal 1998 compared to 10.4% and 11.2% in the same periods of 1997. The improvement is primarily a result of customer and product mix improvements, productivity increases, a slight reduction in raw materials prices and other operating cost reductions. In fiscal 1998, the Company expects stability in pricing of raw materials, especially in hot rolled steel, as new steelmaking capacity and steel imports enter the market. The gross margin is expected to be positively impacted by the addition of product mix improvements and production cost efficiencies associated with the anticipated sales volumes. Additionally, the Company expects to increase the amount of higher margin toll processing revenue generated by the Company's pickling facility and blanking lines. Toll processing, primarily of customer-owned steel, generates higher gross margin percentages than the Company's traditional processing customers.

The Company continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Sales increased 27% in the second quarter, while selling, general and administrative costs increased approximately 20% from the comparable 1997 period, in part due to the addition of Steel Technologies North Carolina. For the first half of fiscal 1998, selling, general and administrative costs increased 18% while sales increased 25% over the same period. Selling, general and administrative expenses as a percentage of sales decreased to 5.5% for the quarter ended March 31, 1998 from 5.8% for the quarter ended March 31, 1997. Selling, general and administrative expenses as a percentage of sales was 5.5% for six months ended March 31, 1998, compared to 5.9% in the same period a year ago.

The Company's equity in net income of Mi-Tech Steel, Inc., its unconsolidated corporate joint venture, was $258,000 and $760,000 for the quarter and six months ended March 31, 1998, compared to $350,000 and $703,000 a year ago.
The decrease in the 1998 second quarter is principally the result of expenses related to the start-up of its Decatur, Alabama facility. The start-up of the Decatur operation and certain other factors affecting customer orders will most likely result in Mi-Tech Steel not meeting the level of its past profitability for the balance of fiscal 1998.

Interest expense increased to $1,488,000 and $3,050,000 for the quarter and six months ended March 31, 1998 from $1,284,000 and $2,499,000 in 1997. The increase

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Results of Operations (Cont.)

is the result of higher average borrowings used to finance the acquisition of ACP and the additional investment in Mi-Tech Steel, Inc. made in the third quarter of fiscal 1997.

The Company's effective income tax rate was approximately 39% and 38% for the quarter and six months ended March 31, 1998 compared to 36% for the same periods in 1997. This results from a lower percentage of the Company's overall earnings in the current year being generated by the Mi-Tech joint venture, the earnings of which are not fully taxable to the Company.

Liquidity and Capital Resources

At March 31, 1998, the Company had $80,695,000 of working capital and maintained a current ratio of 2.5:1. Long-term debt as of March 31, 1998 was 44% of total capitalization. The Company manages the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market.
For the first six months of fiscal 1998, the combination of increased sales levels and more effective inventory management resulted in increased inventory turnover and contributed to the generation of $21,867,000 of cash flows from operations. While the Company will continue to effectively manage working capital items, the cash generated from operations will most likely be lower than the results for the six months ended March 31, 1998.

The Company's capital expenditures for the second quarter of fiscal 1998 totaled $5,813,000. The Company has expanded its production and processing capacity and added new processing capabilities over the last few years and now expects capital additions for all existing facilities, including Mexico, to approximate $12,000,000 for fiscal 1998.

On January 22, 1998, the Company's Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock over the next three years. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. The Company's cash flows from operations and available borrowing capabilities will continue to fund the stock repurchase program. During the quarter, the Company repurchased 22,000 shares of its common stock at prevailing market prices.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $6,250,000 of the bank financing required for the working capital purposes of Mi-Tech Steel, Inc. Mi-Tech Steel had significant capital additions in 1997 to construct a pickling and slitting facility in Decatur, Alabama.
To participate equally with its joint venture partner in the financing of this project. Steel Technologies contributed $5 million of additional equity to the joint venture in the third quarter of fiscal 1997. Additional equity contributions to the joint venture are not expected for the foreseeable future, but if required would be financed with available funds from the Company's bank line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Liquidity and Capital Resources (Cont.)

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs. The Company expects funds generated from operations and the availability of $37,500,000 as of March 31, 1998 under its unsecured $80,000,000 bank line of credit to be sufficient to finance the capital expenditures plans as well as the working capital requirements for fiscal 1998. On May 12, 1998, the Company announced its intent to purchase 100% of the outstanding stock of Roberts Steel Company, a steel processing facility located in Ohio with 1997 revenues of $25,000,000. Upon the anticipated consummation date of July 1, 1998, the transaction will require cash payments, assumption of certain liabilities and the financing of certain buildings and equipment. The Company will finance the purchase with a portion of the available funds from the Company's bank line of credit.

At March 31, 1998, the Company had $82,935,000 long-term debt outstanding. Under its various debt agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures or the planned acquisition.

The Company maintains an equity investment of approximately $7,300,000 in its
majority-owned Mexican subsidiary.   In fiscal 1998, the Company plans to
invest up to $3,000,000 in additional production equipment and expansion of the existing production facility in Mexico. The Mexican economy is considered hyper-inflationary for financial reporting. Accordingly, the Company uses the monetary/non-monetary method of accounting. The impact on the Company's profitability is limited to the effect of currency fluctuations related to net monetary assets, which at March 31, 1998, was approximately $1,800,000. For the quarter and six months ended March 31, 1998, the impact was not significant. Due to the costs of hedging currency risks, the Company has not entered into any hedging arrangements.

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on current information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its ustomers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company believes it has allocated the resources necessary to resolve all significant year 2000 issues in a timely manner.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 22, 1998. The matters voted upon at the meeting were the election of three directors for three year terms and the ratification of independent auditors for the current fiscal year.

The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:

Nominee
                                 Votes For  Votes Against  Votes Withheld


William E. Hellmann             11,233,033        0            68,668
Howard F. Bates, Jr.            11,234,108        0            67,593
Michael J. Carroll              11,223,814        0            77,887




The number of votes cast for, against or abstained with respect to the selection of Coopers and Lybrand as independent auditors were as follows:

                                Votes For   Votes Against  Votes Abstained

                                11,280,713      13,711          7,277


Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed as a part of this report:

27      --     Financial Data Schedule - March 31, 1998
27      --     Restated Financial Data Schedule - December 31, 1996


(b) On April 27, 1998, the Company reported on Form 8-K (Items 5 and 7) that the Board of Directors of the Company declared a dividend distribution of one Junior Participating Preferred Stock Purchase Right on each outstanding share of the Company's common stock, as set forth in the Rights Agreement dated as of April 24, 1998 between the Company and First Chicago Trust Company of New York, as Rights Agent. The dividend distribution will be made on May 14, 1998, payable to shareholders of record on that date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                STEEL TECHNOLOGIES INC.
                                     (Registrant)




                                By: /s/ JOSEPH P. BELLINO
                                    _____________________
                                Joseph P. Bellino
                                Chief Financial Officer
                               (Principal Financial and
                                Chief Accounting Officer)




Dated May 14, 1998