Form 10-Q
period 1998-06-30
STEEL TECHNOLOGIES INC
filed 1998-08-14
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

                              OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------    ---------

         Commission file number 0-14061


                       STEEL TECHNOLOGIES INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


           Kentucky                                 61-0712014
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)



15415 Shelbyville Road, Louisville, KY                 40245
-----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


                          (502) 245-2110
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X       No
                             ------       ------

There were 11,902,093 shares outstanding of the Registrant's common stock as of July 31, 1998.

                       STEEL TECHNOLOGIES INC.

                                INDEX


                                                                   Page Number

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets
                 June 30, 1998 (Unaudited) and
                 September 30, 1997 (Audited)                            3

                 Condensed Consolidated Statements of Income
                 Three months and nine months ended June 30,
                 1998 and 1997 (Unaudited)                               4

                 Condensed Consolidated Statements of Cash Flows
                 Nine months ended June 30, 1998 and 1997
                 (Unaudited)                                             5

                 Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                                  6-9

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     9-13

Item 3.          Quantitative and Qualitative Disclosures About
                 Market Risk                                             13

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                        13

                   Part I. - FINANCIAL INFORMATION
                    Item 1. Financial Statements

                       STEEL TECHNOLOGIES INC.
                Condensed Consolidated Balance Sheets
                       (Amounts in thousands)

                                          June 30,        September 30,
                                            1998              1997
                                         (Unaudited)        (Audited)
-----------------------------------------------------------------------
                 ASSETS
Current assets:
    Cash and cash equivalents             $   6,332         $   3,467
    Trade accounts receivable, net           48,756            43,110
    Inventories                              76,685            81,086
    Deferred income taxes                     1,750             1,714
    Prepaid expenses and other assets           682               896
----------------------------------------------------------------------
         Total current assets               134,205           130,273
----------------------------------------------------------------------

Property, plant and equipment, net          104,677           103,796
----------------------------------------------------------------------

Investments in corporate joint ventures      18,393            17,626
----------------------------------------------------------------------

Goodwill, net of amortization                 4,974             5,147
----------------------------------------------------------------------

Other assets                                    730               668
----------------------------------------------------------------------
                                          $ 262,979         $ 257,510
======================================================================


   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                      $  44,079         $  32,605
    Accrued liabilities and income taxes      6,774             5,156
    Long-term debt due within one year        7,903             2,195
----------------------------------------------------------------------
         Total current liabilities           58,756            39,956
----------------------------------------------------------------------

Long-term debt                               76,368            97,190
----------------------------------------------------------------------

Deferred income taxes                        12,421            11,535
----------------------------------------------------------------------

Commitments and contingencies
----------------------------------------------------------------------

    Shareholders' equity:
    Preferred stock                             -                 -
    Common stock                             16,115            16,893
    Additional paid-in capital                4,909             4,909
    Retained earnings                        95,850            88,467
    Foreign currency translation adjustment  (1,440)           (1,440)
----------------------------------------------------------------------
                                            115,434           108,829
----------------------------------------------------------------------
                                          $ 262,979         $ 257,510
======================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        STEEL TECHNOLOGIES INC.
              Condensed Consolidated Statements of Income
       (Amounts in thousands, except per share data, unaudited)

                                   Three months ended   Nine months ended
                                        June 30,            June 30,
--------------------------------------------------------------------------

                                     1998     1997       1998      1997
--------------------------------------------------------------------------
Sales                              $96,389  $101,082   $294,125  $258,912
Cost of goods sold                  84,506    90,242    259,736   230,396
--------------------------------------------------------------------------
         Gross profit               11,883    10,840     34,389    28,516

Selling, general and
    administrative expenses          5,690     5,368     16,608    14,646
Equity in net income of
    unconsolidated corporate
    joint venture                        8       377        768     1,080
--------------------------------------------------------------------------
    Operating income                 6,201     5,849     18,549    14,950

Interest expense                     1,372     1,585      4,421     4,085
--------------------------------------------------------------------------
    Income before income taxes       4,829     4,264     14,128    10,865

Provision for income taxes           1,972     1,500      5,546     3,901
--------------------------------------------------------------------------
Net income                        $  2,857  $  2,764   $  8,582  $  6,964
==========================================================================


Weighted average number of common
    shares outstanding-diluted      12,035    12,016     12,043    12,035
==========================================================================

Weighted average number of common
 shares outstanding-basic           11,965    11,986     11,987    11,970
==========================================================================

Diluted earnings per common share $   0.24  $   0.23   $   0.71  $   0.58
==========================================================================

==========================================================================
Basic earnings per common share   $   0.24  $   0.23   $   0.72  $   0.58
==========================================================================

Cash dividends per common share   $   0.05  $   0.05   $   0.10  $   0.10
==========================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        STEEL TECHNOLOGIES INC.
            Condensed Consolidated Statements of Cash Flows
                   (Amounts in thousands, unaudited)

                                                      Nine months ended
                                                            June 30,
--------------------------------------------------------------------------
                                                        1998       1997
--------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                       $  8,582    $  6,964
    Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
             Depreciation                               8,689       7,555
             Amortization                                 173          73
             Deferred income taxes                        850       1,148
             Equity in net income of
               unconsolidated corporate
               joint venture                             (767)     (1,080)
             Loss on sale of assets                         5           4
             Increase (decrease) in cash
               resulting from changes in:
                 Trade accounts receivable             (5,989)     (5,340)
                 Inventories                            4,430     (10,376)
                 Accounts payable                      11,645       2,706
                 Accrued liabilities and
                  income taxes                          1,478         480
                 Other                                    585        (767)
--------------------------------------------------------------------------
Net cash provided by (used in) operating activities    29,681      (1,367)
--------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment         (9,569)     (6,314)
    Acquisition, net of cash acquired                       -     (10,860)
    Investment in unconsolidated joint venture              -      (5,000)
--------------------------------------------------------------------------
Net cash used in investing activities                  (9,569)    (22,174)
--------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                            -      26,514
    Principal payments on long-term debt              (15,114)       (316)
    Cash dividends on common stock                     (1,199)     (1,197)
    Repurchase of common stock                           (792)          -
    Net issuance of common stock under
         incentive stock option plans                      14         159
--------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities                                (17,091)     25,160
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Effect of exchange rate changes on cash                  (156)         (9)
--------------------------------------------------------------------------

Net increase in cash and cash equivalents               2,865       4,344
Cash and cash equivalents, beginning of year            3,467       4,218
--------------------------------------------------------------------------
Cash and cash equivalents, end of period             $  6,332    $  8,562
==========================================================================

Supplemental Cash Flow Disclosures:
----------------------------------
Cash payments for interest                           $  4,745    $  3,527
==========================================================================
Cash payments for income taxes                       $  4,163    $  3,063
==========================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       STEEL TECHNOLOGIES INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1998 and the consolidated statements of income for the three and nine-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1997. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES

                                   June 30,       September 30,
                                    1998              1997
                                 (Unaudited)        (Audited)
                                 ----------------------------
                                    (Amounts in thousands)
Inventories consist of:
      Raw Materials               $ 69,196         $ 67,463
      Finished goods and
        work in progress             7,489           13,623
                                 ----------------------------
                                  $ 76,685         $ 81,086
                                 ----------------------------

3.   SHAREHOLDER'S EQUITY

                                           Nine months ended June 30, 1998
                                               (Amounts in thousands)
                                           Common Stock  Retained Earnings
                                           ------------  -----------------

     Balances, beginning of year             $ 16,893        $ 88,467
     Net income                                                 8,582
     Repurchase of common stock                  (792)
     Net issuance of common stock
       under incentive stock option plan           14
     Cash dividends on common stock
       ($.10 per share)                                        (1,199)
                                             -------------------------
     Balances, end of period                 $ 16,115        $ 95,850
                                             =========================

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended
                                          June 30, 1998              June 30, 1997
                                   Income    Common Per-Share  Income    Common  Per-Share
                                  Available  Shares  Amount   Available  Shares    Amount
                                  -------------------------------------------------------

Basic earnings per share           $2,857    11,965   $0.24     $2,764   11,986    $0.23

Effect of dilutive stock options:
  Employee stock option plan                     66                          29
  Directors stock option plan                     4                           1
                                   -----------------------------------------------------

Diluted earnings per share         $2,857    12,035   $0.24     $2,764   12,016    $0.23
                                   =====================================================

                                                         Nine months ended
                                          June 30, 1998                    June 30, 1997
                                   Income     Common  Per-Share     Income     Common Per-Share
                                  Available   Shares   Amount      Available   Shares   Amount
                                  -------------------------------------------------------------

Basic earnings per share           $8,582     11,987   $0.72        $6,964     11,970    $0.58
Effect of dilutive stock options:
   Employee stock option plan                     52    (.01)                      65
   Directors stock option plan                     4
                                   ------------------------------------------------------------

Diluted earnings per share         $8,582     12,043   $0.71        $6,964     12,035    $0.58
                                   ============================================================

Options to purchase 70,000 shares of common stock at prices ranging from $12.5125-$12.788 under the employee stock option plan were outstanding at June 30, 1998, but were not included in the computation of diluted earnings per share in any quarter because the options' exercise prices were greater than the average market price of the common shares during the period and, therefore, the effect would be antidilutive.

6.  ACQUISITIONS

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

On July 1, 1998, the Company completed the purchase of Roberts Steel Company ("Roberts"). The purchase price included $5,200,000 in cash, a $1,200,000 note payable to one seller, $1,800,000 in amounts payable to the sellers and the assumption of $8,600,000 of liabilities. Additional contingent payments of up to $1,400,000 may also be made during the next two years. The Company financed the acquisition with existing credit facilities. The Roberts acquisition will be accounted for under the purchase method of accounting. Accordingly, the result of the operations of Roberts will be included in the consolidated financial statements from the date of the acquisition.

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

During 1998, Statements of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and No. 98-5 "Reporting on the Costs of Start-up Activities" were issued. These statements are effective for years beginning after December 15, 1998. The Company currently capitalizes certain costs of software acquired for internal use and has no significant expenses capitalized related to start-up activities. As a result, the Company expects that the adoption of these standards will not have a significant impact on future earnings.

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

Results of Operations

The Company posted third quarter 1998 sales of $96,389,000, which represented a 5% decrease from sales of $101,082,000 in the third quarter a year ago. Sales for the nine months ended June 30, 1998 increased 14% compared to the same period in 1997. Steel Technologies North Carolina represents $21,700,000 of the overall increase with nine month results in 1998 as compared to three months results in 1997. The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling to industrial customers manufacturing component parts for use in the automotive industry. Demand in the automotive market declined at the end of the quarter ended June 30, 1998, as some of the Company's key automotive customers halted or reduced operations in their facilities due to the work stoppages at several General Motors facilities. Tons shipped in the third quarter and nine months of fiscal 1998 increased 5% and 20%, respectively. Average selling prices declined approximately 7% and 6% during these same periods. For the fourth quarter,

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Cont.)

Results of Operations (Cont.)

the work stoppages continue to affect normal order patterns and delivery schedules for customers in the automotive segment.

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

The gross profit margin was 12.3% and 11.7% in the third quarter and nine months of fiscal 1998 compared to 10.7% and 11.0% in the same periods of 1997. The improvements are primarily a result of customer and product mix improvements, productivity increases, a slight reduction in raw materials prices and other operating cost reductions. The Company expects stable and, in some cases, weakening in pricing of raw materials, especially in hot rolled steel, as new steelmaking capacity and steel imports enter the market. The gross margin is expected to decline slightly as a result of the reduction in normal order patterns and delivery schedules of its automotive customers as a result of the General Motors strike. The Company expects to increase the amount of higher margin toll processing revenue generated by the Company's pickling facility and blanking lines. Toll processing, primarily of customer-owned steel, generates higher gross margin percentages than the Company's traditional processing customers.

The Company continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Sales decreased 5% in the third quarter, while selling, general and administrative costs increased approximately 6% from
the comparable 1997 period.   For the nine months of fiscal 1998,
selling, general and administrative costs increased 13% while sales increased 14% over the same period, in part due to the addition of Steel Technologies North Carolina. Selling, general and administrative expenses as a percentage of sales increased to 5.9% for the quarter ended June 30, 1998 from 5.3% for the quarter ended June 30, 1997. Selling, general and administrative expenses as a percentage of sales was 5.6% and 5.7% for the nine months ended June 30, 1998 and June 30, 1997, respectively.

The Company's equity in net income of Mi-Tech Steel, Inc., its unconsolidated corporate joint venture, was $8,000 and $768,000 for the quarter and nine months ended June 30, 1998, compared to $377,000 and $1,080,000 a year ago. The decreases in the third quarter and nine months ended June 30,1998 are principally the result of expenses related to the start-up of its Decatur, Alabama facility. The start-up of the Decatur operation and certain other factors affecting customer orders will most likely result in Mi-Tech Steel not meeting the level of its past profitability for the balance

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Cont.)

Results of Operations (Cont.)
-----------------------------

of calendar 1998. For the fourth quarter, the Company expects its equity in the net income of Mi-Tech Steel to approximate the actual results for the three months ended June 30, 1998.

Interest expense was $1,372,000 and $4,421,000 for the quarter and nine months ended June 30, 1998 compared to $1,585,000 and $4,085,000 for the same periods of 1997. The decrease in the third quarter of 1998 from 1997 is due to the lower average borrowings outstanding during these periods. The increase for the nine month period is the result of higher average borrowings used to finance the acquisition of ACP and the additional investment in Mi-Tech Steel, Inc. made in the third quarter of fiscal 1997.

The Company's effective income tax rate was approximately 41% and 40% for the quarter and nine months ended June 30, 1998 compared to approximately 36% for the same periods in 1997. This results from a lower percentage of the Company's overall earnings in the current year being generated by the Mi-Tech joint venture, the earnings of which are not fully taxable to the Company.

Liquidity and Capital Resources
-------------------------------

At June 30, 1998, the Company had $75,449,000 of working capital and maintained a current ratio of 2.3:1. Long-term debt as of June 30, 1998 was 40% of total capitalization. The Company manages the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first nine months of fiscal 1998, the combination of increased sales levels and more effective inventory management resulted in increased inventory turnover and contributed to the generation of $29,681,000 of cash flows from operations. While the Company will continue to effectively manage working capital items, the cash generated from operations for the fiscal year 1998 will most likely be lower than the results for the nine months ended June 30, 1998.

The Company's capital expenditures for the first nine months of fiscal 1998 totaled $9,569,000. The Company has expanded its production and processing capacity and added new processing capabilities over the last few years and now expects capital additions for all existing facilities, including Mexico, to approximate $12,000,000 for fiscal 1998.

On January 22, 1998, the Company's Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock over the next three years. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. The Company's cash flows from operations and available borrowing capabilities will continue to fund the stock repurchase program. During the quarter and nine months ended June 30, 1998, the Company repurchased 24,000 and 66,000 shares of its common stock at prevailing market prices.

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

The Company believes that it currently has sufficient liquidity and available capital resources to meet its existing needs. The Company expects funds generated from operations and the availability of $43,000,000 as of June 30, 1998 under its unsecured $80,000,000 bank line of credit to be sufficient to finance the capital expenditures plans as well as the working capital
requirements for fiscal 1998.   On July 1, 1998, the Company
completed the purchase of Roberts Steel Company ("Roberts"). The purchase price included $5,200,000 in cash, a $1,200,000 note payable to one seller, $1,800,000 in amounts payable to the sellers and the assumption of $8,600,000 of liabilities. Additional contingent payments of up to $1,400,000 may also be made during the next two years. The Company financed the acquisition with existing credit facilities. The Roberts acquisition will be accounted for under the purchase method of accounting. Accordingly, the result of the operations of Roberts will be included in the consolidated financial statements from the date of the acquisition.

At June 30, 1998, the Company had $76,368,000 long-term debt outstanding. Under its various debt agreements, the Company has agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the Company from completing currently planned capital expenditures or the planned acquisition.

The Company maintains an equity investment of approximately
$8,000,000 in its 90%-owned Mexican subsidiary.   In fiscal 1998,
the Company plans to invest up to $3,000,000 in additional production equipment and expansion of the existing production facility in Mexico. The Mexican economy is considered hyper-inflationary for financial reporting. Accordingly, the Company uses the monetary/non-monetary method of accounting. The impact on the Company's profitability is limited to the effect of currency fluctuations related to net monetary assets, which at June 30, 1998, was approximately $2,000,000. For the quarter and nine months ended June 30, 1998, the impact was not significant. Due to the costs of hedging currency risks, the Company has not entered into any hedging arrangements.

The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized

---------------------------------------

information systems. The year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on current information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company believes it has allocated the resources necessary to resolve all significant year 2000 issues in a timely manner.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  The following exhibit is filed as a part of this report:

27    --     Financial Data Schedule - June 30, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         STEEL TECHNOLOGIES INC.
                         (Registrant)


                         By /s/ Joseph P. Bellino
                           ---------------------------------------
                             Joseph P. Bellino
                             Chief Financial Officer
                             (Principal Financial and
                             Chief Accounting Officer)




Dated August 14, 1998