Form 10-K
period 1998-09-30
STEEL TECHNOLOGIES INC
filed 1998-12-29
CIK 771790

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                     --------     ---------

                 Commission file number 0-14061

                     STEEL TECHNOLOGIES INC.
     (Exact name of registrant as specified in its charter)

          Kentucky                           61-0712014
 (State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

          15415 Shelbyville Road, Louisville, KY 40245
            (Address of principal executive offices)

Registrant's telephone number, including area code   502-245-2110

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK, NO PAR VALUE
                 PREFERRED SHARE PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.   YES X       NO   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of December 11, 1998, computed by reference to the closing price of the registrant's Common Stock, as quoted in the NASDAQ National Market System on such date: $71,571,144.

Number of shares of the registrant's Common Stock outstanding at December 11, 1998: 11,451,383.


Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 1998 are incorporated by reference into Part II. Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 28, 1999 are incorporated by reference into Part III.

PART I

ITEM 1.     BUSINESS

GENERAL

Steel Technologies Inc. ("the Company") was incorporated under the laws of the state of Kentucky in 1971 as Southern Strip
Steel, Inc. In June 1985, the name of the corporation was changed to Steel Technologies Inc.

The Company is an intermediate steel processor engaged in the business of processing flat rolled steel to specified close tolerances in response to orders from industrial customers who require steel of precise thickness, width, temper, finish and shape for their manufacturing purposes. The Company purchases commercial tolerance steel in coils up to 72 inches in width from major steel mills, processing it to the precise thickness, width, temper, finish and shape specified by its customers. The processed steel is distributed from plants located in Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio in the U.S. and one plant in Mexico. The Company has customers in 35 states primarily in the East, Midwest and South, as well as into Mexico and Canada. The Company's principal processed products are: hot-rolled strip and sheet, high strength low alloy strip and sheet, hot-rolled pickle and oil and coated strip and sheet, pickling of hot-rolled black coils, blanking and cut-to-length processing of coil steel, cold-rolled strip and sheet, cold-rolled one-pass strip, and high carbon and alloy strip and sheet.

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

The Company has achieved high quality and productivity levels through its commitment to modern and efficient equipment used to perform the pickling, slitting, cold reduction, annealing and blanking processes. The Company's pickling facility is capable of high volume pickling, leveling, coating and slitting of hot rolled steel to greater than industry standards. The Company's slitting lines are capable of maintaining width tolerances of +/-
 .002 inches. The Company has computerized all of its rolling equipment, which has improved its capability to deliver flat rolled steel products processed to closer than standard tolerances. The Company's computerized rolling mills are capable of maintaining thickness tolerances of +/-.0003 inches.
Computers monitor thickness during the cold reduction process, rapidly adjusting roll position to maintain the proper tolerance as the steel passes through the rolling mill. The computers also provide both visual displays and documented records of the thickness maintained throughout the entire coil. Annealing is accomplished in high convection bell furnaces. These furnaces feature extraordinary thermal consistency, rapid water cooling and advanced atmosphere controls for good surface cleanliness of the rolled steel product. The Company's blanking lines are capable of producing blanks from coils up to 84 inches in width and maximum gauge of .25 inches thick. Flatness of the steel is controlled by an automatic hydraulic leveler and diagnostic equipment that continually monitors the steel during processing to minimize scrap and provide up-to-the minute production information.


QUALITY CONTROL

The ability to obtain high quality steel from its suppliers on a consistent basis is critical to the Company's business. In the past five years, about 97.9% of the raw material has conformed to the purchasing requirements. Most of the nonconforming raw material is diverted to less critical applications. The Company, through its technical services department, has instituted strict quality control measures to assure that the quality of purchased raw materials will allow the Company to meet the specifications of its customers and to reduce the costs of production interruptions resulting from poor quality steel. Physical, chemical, and metallographic analyses are performed on selected raw materials to verify that their mechanical and dimensional properties, cleanliness, surface characteristics, and chemical content are acceptable. Similar analyses are conducted on processed steel on a selected basis before delivery to the customer. The Company also uses statistical process control techniques to monitor its slitting and cold reduction processes so management can document to customers that required tolerances have been continuously maintained throughout processing. This close attention to product quality has enabled the Company to limit the amount of customer returns and allowances to less than 1.15% of sales in each of the last three years ended 1998, 1997, and 1996. The Company's technical services department and its metallurgical laboratory are located in the research and development engineering and technology center in Shelbyville, Kentucky.

MARKETING

The Company's marketing staff consists of sales personnel located in Alabama, Illinois, Indiana, Iowa, Kentucky, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Wisconsin, and Mexico. In addition to cultivating additional business from existing customers and developing new accounts, these sales personnel are responsible for identifying market trends in their assigned areas. The marketing staff is supported by an Executive Vice President, three regional Vice Presidents-Sales, and by the Company's technical services department which develops application engineering ideas. The Company is frequently requested to recommend the type of steel which can best serve a customer's specific needs.

CUSTOMERS AND DISTRIBUTION

The Company produces to customer order rather than for inventory. Although some blanket orders are taken for periods of up to one year, such blanket orders represent a projection of anticipated customer requirements and do not become firm orders until the customer calls for delivery of specified quantities of particular products at specified times. The Company is therefore required to maintain a substantial inventory of raw materials to meet the short lead times and just-in-time delivery requirements of many of its customers. Customers typically place firm orders for delivery within two to three weeks. The Company's backlog of firm orders at November 30, 1998 was $39,000,000,approximately 7% higher than the $36,504,000 at November 30, 1997.

The Company processes steel for sale to a variety of industrial customers, including those in the automotive, automotive supply, appliance, lawn and garden, machinery and office equipment industries. In fiscal 1998, 1997, and 1996 sales to the automotive industry directly accounted for 10%, 10% and 10% of the Company's sales, respectively; sales to the automotive supply industry accounted for 50%, 55% and 64%, respectively. The Company believes its long-term relationships with its major customers are a significant factor in its business.

The Company supplies processed steel to approximately 800 active accounts. These customers are generally located within 300 miles of one of the Company's plants. The location of Company facilities near a great number of customers permits the efficient distribution of the Company's products by truck. Independent trucking companies afford a convenient and expeditious means for shipping approximately two-thirds of the Company's products to its customers. The Company also maintains a small number of tractor-trailer trucks to provide flexible delivery service to those customers who do not arrange for their own shipping needs.

SUPPLIERS

In 1998, the Company obtained its steel for processing from a number of primary producers and mini-mills including AK Steel Corporation, Gallatin Steel Company, LTV Steel Company, Rouge Steel company and Weirton Steel Corporation. The Company obtains its raw material requirements by ordering steel possessing specified physical qualities and alloy content. By purchasing in large quantities at predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive prices for the quality purchased. The Company believes that it is not dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

JOINT VENTURES

In April 1987, the Company formed Mi-Tech Steel, Inc., (Mi-Tech Steel) a 50% owned corporate joint venture with Mitsui Steel Development Co., Inc. Mi-Tech Steel was established to own and operate high-volume steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers located in the United States. The initial processing facility was opened in December 1987 in Murfreesboro, Tennessee. In January 1990, a second Mi-Tech Steel processing facility opened in Greensburg, Indiana. A third processing facility, the first for Mi-Tech Steel with pickling capabilities opened in December 1997 in Decatur, Alabama. Steel Technologies is providing management services for the Mi-Tech Steel operations.

In October 1990, Processing Technology, Inc., was established. The Company holds a 5% investment in the common stock of this corporate joint venture with LTV Steel Company and Mitsui Steel Development Co., Inc. Processing Technology operates facilities in Perrysburg, Ohio and Burns Harbor, Indiana, which process flat rolled steel and provide steel storage principally for LTV Steel Company. Both facilities began operations in fiscal 1992.

COMPETITION

Steel processing is highly competitive. The Company primarily competes with a number of other intermediate steel processors who are capable of processing steel to closer than standard tolerance. The primary characteristics of competition encountered by the Company are quality of product, reliability of delivery and price.

ENVIRONMENTAL MATTERS

The Company's manufacturing facilities are subject to many existing and proposed federal, state and foreign regulations designed to protect the environment. Presently, the Company has no knowledge of any pending or threatened litigation or administrative proceeding against the Company involving environmental matters. Management believes the Company's manufacturing facilities are in compliance with applicable federal, state and foreign environmental regulations, and is not presently aware of any fact or circumstance which would require the expenditure of material amounts for environmental compliance in the future.

EMPLOYEES

As of October 31, 1998, the Company employed 904 people, including 124 at the Canton plant, 92 at the Clinton plant, 32 at the Elkton plant, 121 at the Eminence plant, 108 at the Ghent plant, 4 at the Peru plant, 147 at the Portage plant, 49 at the Willoughby plant and 105 at the Mexico plant. There are 83 employees at its Corporate Office in Louisville and 20 employees at its Engineering facility in Shelbyville. There are 19 sales personnel located in their respective market areas. The hourly employees in the company's Canton, Michigan facility are represented by the United Auto Workers under a collective bargaining agreement. In October 1998, the hourly employees decertified the United Steel Workers' Union at the Portage, Indiana plant. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 2.     PROPERTIES

The Company's principal processing plants are as follows:


                         Production       Plant   Date Opened/   Production
Plant Location            Capacity         Size     Acquired    Capabilities
--------------           ----------       -----   ------------  ------------

Eminence, Kentucky       150,000 tons  140,000 sq.ft.  1971       S,R,A,B
Portage, Indiana         210,000 tons  220,000 sq.ft.  1987       S,R,A
Elkton, Maryland         60,000 tons   60,000 sq.ft.   1989       S,R
Canton, Michigan         210,000 tons  190,000 sq.ft.  1991       S,R,A
Peru, Indiana            40,000 tons   40,000 sq.ft.   1992       S
Monterrey, Mexico        60,000 tons   26,000 sq.ft.   1994       S,R,C
Ghent, Kentucky          500,000 tons  205,000 sq.ft.  1995       S,P
Clinton, North Carolina  126,000 tons  109,600 sq.ft.  1997       S,C
Willoughby, Ohio         60,000 tons   42,500 sq.ft.   1998       S,C



S=Slitting
R=Cold Reduction
A=Annealing
P=Pickling and Leveling
C=Cut to Length
B=Blanking

Seven of the Company's nine processing plants are owned by the Company. In 1997, the Company entered into ten-year operating lease agreements for the processing plants in North Carolina. In 1998, the Company entered into a one-year operating lease agreement for the processing plant in Ohio with an option to purchase prior to the expiration of the lease agreement. During 1998, the Company sold approximately 712,000 tons of processed steel from its manufacturing plants. In addition, the Ghent pickling facility processed approximately 208,000 tons of material owned by others. The remaining facilities processed an additional 77,000 tons of material owned by others.

The engineering division, technical services and metallurgical lab located in Shelbyville, Kentucky occupies a 35,000 square foot building owned by the Company.

The Company's executive offices are located in Louisville, Kentucky in a 30,000 square foot building owned by the Company.

Mi-Tech Steel currently operates two high volume steel slitting operations and one high volume pickling and slitting operation. The Murfreesboro, Tennessee plant and Greensburg, Indiana Plant consist of 30,000 and 160,000 square feet respectively. The Mi-Tech Steel Alabama facility, a wholly-owned subsidiary of Mi-Tech Steel, Inc., in Decatur, Alabama consists of two facilities comprising a total of 160,000 square feet.

All operating properties are in good repair and in suitable condition for the purposes for which they are used. The Company's Elkton, Maryland processing plant and the executive office building are subject to outstanding mortgages covering certain long-term financing arrangements.


ITEM 3.   LEGAL PROCEEDINGS

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                           Age  Title

Merwin J. Ray                  69   Chairman of the Board and
                                    Chief Executive Officer

Bradford T. Ray                40   President and Chief
                                    Operating Officer

Michael J. Carroll             41   Executive Vice President

Howard F. Bates, Jr.           52   Vice President-Technical
                                    Services

Joseph P. Bellino              48   Chief Financial Officer and
                                    Treasurer

Officers are elected annually by and serve at the discretion of the Board of Directors. Messrs. Merwin Ray, Bradford Ray, Howard
Bates and Michael Carroll are members of the Company's Board of Directors.

Mr. Merwin J. Ray has served as Chairman of the Board of the Company since its incorporation in 1971, and as Chief Executive Officer since May 1985. He previously held the position of President of the Company from 1971 until May 1985. Mr. Merwin J. Ray is the father of Bradford T. Ray, President and Chief Operating Officer of the Company.

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

Mr. Joseph P. Bellino has served as Chief Financial Officer and Treasurer of the Company since October 1997. He previously held the position of President of Beacon Capital Advisors Company from 1996 to 1997. From 1989 to 1995, Mr. Bellino served as President of Rhawn Enterprises, Inc.


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend Information" on page 12 of the Company's annual report to shareholders for the year ended September 30, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected
Financial Data" on page 11 of the Company's annual report to shareholders for the year ended September 30, 1998.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the Company's annual report to shareholders for the year ended September 30, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

The Company is exposed to market risks related to changes in interest rates. To manage interest rate exposures, the Company uses fixed and variable debt as well as interest rate swap. The Company does not enter into derivative financial instrument transactions for speculative purposes.

The following table summarizes principal cash flows and related interest rates of the Company's long-term debt at September 30, 1998 by expected maturity dates. The weighted average interest rate of the fixed debt is based on the actual average rates. The weighted average interest rate of the variable debt is based on actual rates at September 30, 1998. The variable rate debt consists primarily of an $80,000,000 line of credit. While the line of credit matures during fiscal 2000, the Company anticipates extending this arrangement for the foreseeable future. Additionally, the table sets forth the notional amount and weighted average interest rates of the Company's interest rate swap by expected maturity. The receive rate is based on the rate for the September 30, 1998 settlement date based on a 90-day LIBOR rate. The notional amount of the swap is $30,000,000 and the fair value is approximately $1,084,000. The fair value of the swap is based on discounted quarterly cash flows using implied forward rates in the yield curve of the 90-day LIBOR at the reporting date. The fair market value of the swap is considered a forward looking statement. Implied forward rates should not be considered a predictor of actual future interest rates.



Amounts in thousands except for interest rates

                                                                                       Market
                       1999    2000     2001     2002     2003    Thereafter  Total    Value
----------------------------------------------------------------------------------------------
Long-term debt
   (fixed)            $9,003  $ 5,991  $5,991   $5,991   $5,726     $11,400   $44,102 $43,874
Weighted average
   interest rates       7.63%    8.30%   8.30%    8.39%    8.52%

Long-term debt
   (variable)         $  100  $49,100  $  100   $  100   $  100     $ 3,800   $53,300 $53,300
Weighted average
   interest rates       6.99%   6.99%    4.20%    4.20%    4.20%      4.20%

Variable to
   fixed swaps                                                    $30,000(1)  $30,000  $1,084
Pay rate                5.60%                                         5.60%
Receive rate            5.69%                                          -

Counterparty
   option to
   cancel swap                                                                           $750(1)

(1) The swap matures on September 30, 2008 unless the bank exercises its option to terminate the swap at anytime after September 30, 2003.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries on pages 13 through 29 and Report of Independent Accountants on page 31 are included in the Company's annual report to shareholders for the year ended September 30, 1998, and the section entitled "Selected Quarterly Financial Data" on page 12 thereof are incorporated herein by reference.

 Consolidated Balance Sheets-September 30, 1998 and 1997
 Consolidated Statements of Income-Years ended September 30,
   1998, 1997 and 1996
 Consolidated Statements of Shareholders' Equity-Years ended
   September 30, 1998, 1997 and 1996
 Consolidated Statements of Cash Flows-Years ended September 30,
   1998, 1997 and 1996
 Notes to Consolidated Financial Statements
 Report of Independent Accountants

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information required by
Item 10 is incorporated by reference herein from the material under the section entitled "Election of Directors" contained on pages 3 through 6, and "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the annual meeting of shareholders of Steel Technologies Inc. to be held on January 28, 1999. The information regarding Executive Officers required by
Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), the information required by
Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Compensation of Directors" contained on page 8 and "Executive Compensation" contained on pages 10 through 11 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 28, 1999.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained on pages 11 through 13 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 28, 1999 shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Pursuant to General Instruction G(3), the information required by
Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 2 and 3 and "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 28, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information required by
Item 13 is incorporated by reference herein from the material under the sections entitled "Certain Transactions" contained on page 10 and "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 28, 1999.

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

(b)       No report on Form 8-K was filed for the quarter ended
          September 30, 1998.

(c)       Exhibits filed with this report are attached hereto.

                            Page E-1
            STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                        INDEX TO EXHIBITS
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1998

Ref.      Exhibit
 #        #         Description
---       ------    -------------------------------------------
(a)         3.1     Restated Articles of Incorporation of
                    the Registrant
(a)         3.2     First Articles of Amendment to Restated
                    Articles of Incorporation of the Registrant
(d)         3.3     Second Articles of Amendment to Restated
                    Articles of Incorporation of the Registrant
(e)         3.4     Third Articles of Amendment to Restated
                    Articles of Incorporation of the Registrant
(e)         3.5     Amended By-Laws of the Registrant
(h)        10.1     Amended and Restated Loan Agreement
                    dated as of March 26, 1997, between the
                    Registrant and PNC Bank, Kentucky, Inc.,
                    National City Bank of Kentucky, NBD Bank,
                    N.A., and SunTrust Bank, Nashville, N.A.
(i)        10.1(a)  First Amendment dated October 10,
                    1997, between the Registrant and PNC Bank,
                    Kentucky, Inc., Inc., National City Bank,
                    Kentucky, NBD Bank, N.A., and SunTrust Bank,
                    Nashville, N.A.
           10.1(b)  Second Amendment to Amended dated
                    October 12, 1998 and Restated Loan Agreement
                    and First Amendment to letter Agreement
                    between the registrant and PNC Bank, National
                    Association, National City Bank of Kentucky,
                    NBD Bank, N.A. and SunTrust Bank, Nashville,
                    N.A.
(f)        10.2     Note Agreement dated as of March 1,
                    1995, between the Registrant and Principal
                    Mutual Life Insurance Company, Lincoln
                    National Investment Management Company,
                    Jefferson-Pilot Life Insurance Company and
                    Northern Life Insurance Company
(f)        10.2     Request for Consent to Amendment of Note
                    Agreement
(f)        10.2     Request for Consent to Second Amendment
                    of Note Agreement
(c)        10.3(a)  Incentive Stock Option Plan of the
                    Registrant*
(b)        10.3(b)  Amendment #1, dated April 7, 1987
                    to the Incentive Stock Option Plan of the
                    Registrant*
(f)        10.3(c)  Registrant's 1995 Stock Option Plan*
(h)        10.4     Stock Purchase Agreement between
                    Registrant and Shareholders of Atlantic Coil
                    Processing, Inc.  effective April 1, 1997.
(d)        10.5     Revised Employee Bonus Plan of the Registrant*
(b)        10.6(a)  Joint Venture Agreement dated March
                    30, 1987 between  Mitsui & Co., LTD., Mitsui
                    & Co. (U.S.A.), Inc., Mitsui  Steel
                    Development Co., Inc., and the Registrant
(d)        10.6(b)  Amendment #1, dated February 28,
                    1989 to the Joint Venture Agreement dated
                    March 30, 1987 between Mitsui  & Co., LTD.,
                    Mitsui & Co. (U.S.A.), Inc., Mitsui Steel
                    Development Co., Inc., and the Registrant
(d)        10.7(a)  Loan Agreement dated as of November
                    1, 1989 between the County Commissioners of
                    Cecil County, Maryland and the Registrant
                    relating to Economic Development Revenue
                    Bonds
(d)        10.7(b)  Reimbursement, Credit and Security
                    Agreement dated as of November 1, 1989
                    between Citizens Fidelity Bank and Trust
                    Company and the Registrant relating to
                    Economic Development Revenue Bonds
(e)        10.8     Joint Venture Agreement dated October
                    16, 1990 among Mitsui Steel Development Co.,
                    Inc. and LTV Steel Company, Inc. and the
                    Registrant
(e)        10.9     Form of Indemnification Agreement
                    between the Registrant and its Directors *
(i)        10.10    Steel Technologies Inc. Restated
                    Retirement Savings Plan
(g)        10.11    Collective Bargaining Agreement
                    between the United Auto Workers and Steel
                    Technologies Inc.
(g)        10.12    Nonemployee Directors Stock Plan*
           10.13    Confirmation of Interest Rate Swap
                    Transaction dated July 31, 1998 between the
                    Registrant and SunTrust Bank, Atlanta.
           10.14    Stock Purchase Agreement between
                    Registrant and Stockholders of Roberts Steel
                    Company effective July 1, 1998.
           13       1998 Annual Report to Shareholders,
                    filed herewith. The annual report shall not
                    be deemed to be filed with the Commission
                    except to the extent that information is
                    specifically incorporated by reference herein
           21.1     Subsidiaries of the Registrant
           23.1     Consent of Independent Accountants
           27       Financial Data Schedule

Alphabetic filed exhibit reference:

(a) Incorporated herein by reference to exhibits filed with the Company's Form S-2 Registration Statement under the Securities Act of 1933 (No. 33-24209), which became effective September 28, 1988.
(b) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1987.
(c) Incorporated herein by reference to exhibits filed with the Company's Form S-1 Registration Statement under the Securities Act of 1933 (No. 2-98617), which became effective August 27, 1985.
(d) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1989.
(e) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1990.
(f) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file # 0-14061) for the quarter ended March 31, 1995.
(g) Incorporate herein by reference to exhibits filed with the Company's Annual Report of Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1996.
(h) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file # 0-14061) for the quarter ended March 31, 1997.
(i) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (File #0-14061) for the fiscal year ended September 30, 1997.


* Indicates management contract or compensatory plan and arrangement
                  STEEL TECHNOLOGIES INC.
                        SCHEDULE II
             VALUATION AND QUALIFYING ACCOUNTS

                                                Additions
                                  Balance at    Charged to   Charged to    Balance at
                                  Beginning     Costs and      Other        End of
           Description            of Period     Expenses     Deductions     Period

Year Ended September 30, 1998:
Allowance for doubtful accounts   $928,958      $190,300     $180,421(A)   $938,837

Year Ended September 30, 1997:
Allowance for doubtful accounts   $874,772      $587,000     $532,814(A)   $928,958

Year Ended September 30, 1996:
Allowance for doubtful accounts   $855,000      $269,300     $249,528(A)   $874,772

(A)  Uncollectible accounts charged off, less recoveries.


                REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Steel Technologies Inc.


Our audit of the consolidated financial statements referred to in our report dated October 26, 1998 appearing on page 31 of the 1998 Annual Report to Shareholders of Steel Technologies Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP



Louisville, Kentucky
October 26, 1998


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         STEEL TECHNOLOGIES INC.


Dated:    12/23/98       By: /s/ Joseph P. Bellino
                            --------------------------------
                              Joseph P. Bellino
                              Chief Financial Officer,
                              and Treasurer
                              (Principal Financial and
                              Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Date      Title


/s/ Merwin J. Ray        12/23/98  Chairman of the Board of Directors
----------------------               Chief Executive Officer
Merwin J. Ray                        (Principal Executive Officer)

/s/ Bradford T. Ray      12/23/98  Director, President and Chief
----------------------               Operating Officer
Bradford T. Ray

/s/ Howard F. Bates, Jr. 12/23/98  Director and Vice President-
------------------------             Technical Services
Howard F. Bates, Jr.


/s/ Michael J. Carroll   12/23/98  Director and Executive Vice
----------------------               President
Michael J. Carroll


/s/ Ralph W. McIntyre    12/23/98  Director
----------------------
Ralph W. McIntyre

/s/ Andrew J. Payton     12/23/98  Director
----------------------
Andrew J. Payton

/s/ William E. Hellmann  12/23/98  Director
----------------------
William E. Hellmann


/s/ Dale L. Armstrong    12/23/98  Director
---------------------
Dale L. Armstrong


/s/ Jimmy Dan Conner     12/23/98  Director
---------------------
Jimmy Dan Conner


                         EXHIBIT 10.1(b)
     SECOND AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT
             AND FIRST AMENDMENT TO LETTER AGREEMENT
             ---------------------------------------


          THIS SECOND AMENDMENT TO AMENDED AND RESTATED LOAN AGREEMENT AND FIRST AMENDMENT TO LETTER AGREEMENT (this "Second Amendment") is made and entered into as of October 12, 1998, by and among [i] STEEL TECHNOLOGIES INC., a Kentucky corporation, with principal office and place of business in Louisville, Kentucky (the "Borrower"); [ii][a] PNC BANK, NATIONAL ASSOCIATION, a national banking association, successor by merger to PNC Bank, Kentucky, Inc., a Kentucky banking corporation, with principal office and place of business in Louisville, Kentucky ("PNC"), [b] NATIONAL CITY BANK OF KENTUCKY, a national banking association, with principal office and place of business in Louisville, Kentucky ("National City"), [c] NBD BANK, N.A., a national banking association, with principal office and place of business in Indianapolis, Indiana ("NBD"), and [d] SUNTRUST BANK, NASHVILLE, N.A., a national banking association, with principal office and place of business in Nashville, Tennessee ("Suntrust") (each of PNC, National City, NBD and Suntrust is hereinafter individually referred to as a "Bank", and all of the same are hereinafter collectively referred to as the "Banks"); [iii] PNC in its capacity as agent for the Banks (in such capacity, the "Agent"); [iv] WABASH STEEL CORPORATION, an Indiana corporation ("Wabash"); and [v] STEEL TECHNOLOGIES CAROLINAS, INC., a North Carolina corporation, formerly known as Steel Technologies North Carolina, Inc., a corporation that had changed to that name from its previous name of Atlantic Coil Processing, Inc. ("STCI")


                     PRELIMINARY STATEMENTS
                     ----------------------

          A. Borrower, the Banks and the Agent are parties to a certain Amended and Restated Loan Agreement, dated as of March 26, 1997 (the "Loan Agreement") (certain capitalized terms used in this Second Amendment have the meanings set forth for them in the Loan Agreement unless expressly otherwise defined herein), pursuant to which, among other things, the Banks established the Revolver and the Line of Credit in favor of Borrower, and PNC established the Swing Line Loan Commitment in favor of Borrower.

          B. Pursuant to that certain First Amendment to Amended and Restated Loan Agreement, dated as of October 10, 1997 (the "First Amendment"), Borrower requested [i] that PNC extend the Swing Line Loan Commitment Termination Date from October 10, 1997, until October 12, 1998, and [ii] that the Banks [a] extend the Line of Credit Commitment Termination Date from October 10, 1997 until October 12, 1998, [b] extend the Revolving Loan Commitment Termination Date from October 11, 1999 until October 11, 2000, [c] increase the maximum permitted aggregate outstanding principal amount of the Revolver from $30,000,000 to $55,000,000, [d] reduce the then existing Pricing Levels, [e] establish additional Pricing Levels as set forth in the First Amendment, and [f] modify certain financial covenants applicable under the Loan Agreement, and PNC and the other Banks agreed to do so subject to and in accordance with the provisions of the First Amendment, and Borrower, the Banks and the Agent modified the Loan Agreement otherwise as set forth in the First Amendment.

     C. Borrower, the Banks and the Agent are parties to a certain letter agreement dated as of June 25, 1998 (the "Letter Agreement"), pursuant to which, among other things, [i] the Banks consented to the acquisition by the Borrower, through its wholly-owned subsidiary Steel Technologies Ohio, Inc., formerly known as Southern Strip Steel Columbus, Inc., of 100% of the stock of Roberts Steel Company, an Ohio corporation (the "Roberts Acquisition"), [ii] the Banks made an advance of the Revolving Loans in the amount of $13,200,000.00, [iii] the Borrower agreed to deliver to the Banks a Request for Revolving Loan in accordance with, and as otherwise provided in, the Loan Agreement for the purpose of funding the Roberts Acquisition, and [iv] the Borrower agreed to deliver to the Banks certain documents and instruments described in the Letter Agreement (the "Letter Agreement Documents") within 120 days from the date of the Letter Agreement.

     D. Borrower has now requested [i] that the Banks extend the Line of Credit Commitment Termination Date from October 12, 1998, until January 10, 1999, [ii] that PNC extend the Swing Line Loan Commitment Termination Date from October 12, 1998, until January 10, 1999, and [ii] that the Banks extend the time within which the Borrower must deliver the Letter Agreement Documents from October 23, 1998 to November 30, 1998, and PNC and the other Banks agreed to do so subject to and in accordance with the provisions of this Second Amendment, and Borrower, the Banks and the Agent have agreed to modify the Loan Agreement and the Letter Agreement otherwise as hereinafter set forth.

          NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth herein and for other good and valuable consideration, the mutuality, receipt and sufficiency of which are hereby acknowledged, it is hereby agreed as follows:


                           ARTICLE 1
                           ---------

                  AMENDMENTS TO LOAN AGREEMENT
                  ----------------------------

          Subject to delivery to the Agent of each of the "Second Amendment Documents" more particularly described in Article 3 of this Second Amendment and fulfillment to the satisfaction of the Agent and the Banks of each of the other conditions described in Article 3 of this Second Amendment, the Loan Agreement is hereby amended as follows:

     1.1 The Line of Credit Commitment Termination Date, which prior to the effectiveness of this Article 1 of this Second Amendment is October 12, 1998 as provided in Section 1.75 of the Loan Agreement, is extended to and shall be January 10, 1999.

     1.2 The Swing Line Loan Commitment Termination Date, which prior to the effectiveness of this Article 1 to the this Second Amendment is October 12, 1998 as provided in Section 1.116 of the Loan Agreement, is extended to and shall be January 10, 1999.



                           ARTICLE 2
                           ---------

                 AMENDMENT TO LETTER AGREEMENT
                 -----------------------------

          Subject to delivery to the Agent of each of the "Second Amendment Documents" more particularly described in Article 3 of this Second Amendment and fulfillment to the satisfaction of the Agent and the Banks of each of the other conditions described in Article 3 of this Second Amendment, the Letter Agreement is hereby amended by deleting the words "within 120 days from the date of this Letter Agreement" in each place in which they appear in the Letter Agreement and substituting in each case the words "on or before November 30, 1998."


                           ARTICLE 3
                           ---------
                      CONDITIONS PRECEDENT
                      --------------------

     3.1 The modifications to the Loan Agreement described in Article 1 of this Second Amendment and the modifications to the Letter Agreement described in Article 2 of this Second Amendment shall become effective on that date (the "Effective Date") on which each of the following documents (collectively, the "Second Amendment Documents") has been executed by each of the parties to them and delivered to the Agent, on behalf of the Banks, and when the Agent determines to its satisfaction that each other condition set forth below has been fulfilled:

          A. This Second Amendment, duly executed by the Borrower, STCI, Wabash, Agent and each of the Banks;

          B. Certified Resolutions of the Board of Directors of the Borrower, authorizing the execution and delivery by Borrower of this Second Amendment;

          C. Certified Resolutions of the Board of Directors of STCI, authorizing the execution and delivery by STCI of this Second Amendment; and

          D. Certified Resolutions of the Board of Directors of Wabash, authorizing the execution and delivery by Wabash of this Second Amendment.


                           ARTICLE 4
                           ---------
                       OTHER STIPULATIONS

     4.1 Upon the Effective Date, the provisions of Article 1 and Article 2 of this Second Amendment shall become effective and modify or supersede and replace the applicable provisions of the Loan Agreement and the Letter Agreement recited as being modified by them. From and after the Effective Date each reference to the "Loan Agreement" and the "Letter Agreement" or words of like import shall mean and be deemed a reference to, as applicable, the Loan Agreement and Letter Agreement as modified by this Second Amendment but, except as modified by this Second Amendment and the other Second Amendment Documents, the Loan Agreement, the Letter Agreement, and the other Loan Instruments shall remain in full force and effect in the same form as existed immediately prior to the Effective Date.

     4.2 If each of the Second Amendment Documents has not been fully executed and delivered to the Agent on or before October 12, 1998, this Second Amendment shall be voidable at any time prior to the delivery of each of such Second Amendment Documents upon notice given by Borrower to the Banks or by notice given by the Agent, acting at the direction of the Requisite Banks, to the Borrower.

     4.3 This Second Amendment and the other Second Amendment Documents contain the final, complete and exclusive agreement of the parties to them with regard to their subject matter, may not be amended except in writing signed by each of the parties to them, shall be binding upon and inure to the benefit of the respective successors and assigns of each of the parties to them (subject to applicable provisions of, as applicable, the Loan Agreement and the Letter Agreement), and shall be construed in accordance with and otherwise governed in all respects by the laws of the Commonwealth of Kentucky. This Second Amendment may be executed in counterparts, and all counterparts collectively shall constitute but one original document. Borrower hereby agrees to reimburse the Agent for all costs and expenses incurred by the Agent in connection with the preparation, negotiation, documentation, execution and delivery of this Second Amendment and the other Second Amendment Documents, including but not limited to the reasonable fees of legal counsel to Agent.

     4.4 STCI and Wabash join in this Second Amendment for the purpose of consenting to the provisions of the foregoing Second Amendment, and each of STCI and Wabash confirm and agree that its respective obligations under, as applicable, the Atlantic Guaranty Agreement and the Wabash Guaranty Agreement, relating to the Line of Credit and the Swing Line Loan mentioned in the foregoing Second Amendment shall be unimpaired by this Second Amendment and that neither STCI nor Wabash has any defenses or set offs against the Banks or the Agents, or their respective officers, directors, employees, agents or attorneys with respect to, as applicable, the Atlantic Guaranty Agreement and the Wabash Guaranty Agreement and that all of the terms, conditions and covenants in the Atlantic Guaranty Agreement and the Wabash Guaranty Agreement remain unaltered and in full force and effect and are hereby ratified and confirmed. By joining in this Second Amendment, STCI and Wabash also certify that the representations and warranties of each made in, as applicable, the Atlantic Guaranty Agreement and the Wabash Guaranty Agreement are true and correct.


          IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be duly executed as of the day and year first above written.

                              (the "Borrower")

                              STEEL TECHNOLOGIES INC.



                              By:
                                 -------------------------------
                                        (signature)

                              Name:
                                   -----------------------------
                                        (type or print)

                              Title:
                                    ----------------------------
                                        (type or print)


                              ("Wabash")

                              WABASH STEEL CORPORATION



                              By:
                                 -------------------------------
                                        (signature)

                              Name:
                                   -----------------------------
                                        (type or print)

                              Title:
                                    ----------------------------
                                        (type or print)


                              ("STCI")

                              STEEL TECHNOLOGIES CAROLINAS,
                              INC.



                              By:
                                 --------------------------------
                                        (signature)

                              Name:
                                   ------------------------------
                                        (type or print)

                              Title:
                                    -----------------------------
                                        (type or print)

                              ("PNC")

                              PNC BANK, NATIONAL ASSOCIATION, a
                              national banking association, successor by merger to PNC Bank, Kentucky, Inc., a Kentucky banking corporation


                              By:
                                 -------------------------------
                                        (signature)

                              Name:
                                   -----------------------------
                                        (type or print)

                              Title:
                                    ----------------------------
                                        (type or print)

                              Address:  PNC Bank, National Association
                                        500 West Jefferson Street
                                        Louisville, KY 40202
                                        Attn: Ralph A. Phillips
                                        Vice President
                                        Telephone: (502) 581-4543
                                        Telecopy: (502) 581-2302


                              ("National City")

                              NATIONAL CITY BANK OF KENTUCKY


                              By:
                                 --------------------------------
                                        (signature)

                              Name:
                                   ------------------------------
                                        (type or print)

                              Title:
                                    -----------------------------
                                        (type or print)

                              Address:  101 South Fifth Street
                                        Louisville, KY 40202
                                        Attn: Deroy Scott
                                        Vice President
                                        Telephone: (502) 581-7821
                                        Telecopy: (502) 581-4424


                              ("NBD")

                              NBD BANK, N.A.


                              By:
                                 -------------------------------
                                        (signature)

                              Name:
                                   -----------------------------
                                        (type or print)

                              Title:
                                    ----------------------------
                                        (type or print)

                              Address:  One Indiana Square
                                        Suite 7028
                                        Indianapolis, IN  46266
                                        Attn: Randall K. Stephens
                                        Telephone: (317) 266-6704
                                        Telecopy: (317) 266-6042


                              ("SunTrust")

                              SUNTRUST BANK, NASHVILLE, N.A.


                              By:
                                 -------------------------------
                                        (signature)

                              Name:
                                   -----------------------------
                                        (type or print)

                              Title:
                                    ----------------------------
                                        (type or print)

                              Address:  201 Fourth Avenue North
                                        Third Floor
                                        Nashville, TN 37219
                                        Attn: Scott T. Corley
                                             Vice President
                                        Telephone:     (615) 748-5719
                                        Telecopy:      (615) 748-5269

                              (collectively, the "Banks")

                              (the "Agent")

                              PNC BANK, NATIONAL ASSOCIATION, a
                              national banking association, successor by merger to PNC Bank, Kentucky, Inc., a Kentucky banking corporation, in its capacity as Agent


                              By:
                                 -------------------------------
                                        (signature)

                              Name:
                                   -----------------------------
                                        (type or print)

                              Title:
                                    ----------------------------
                                        (type or print)


                          EXHIBIT 10.13
         Confirmation of Interest Rate Swap Transaction


Mr. Joe Bellino
Steel Technologies Inc.
15415 Shelbyville Road
Lousiville, KY 40245

Ph#:      502-245-2110
Fax#:     502-245-3821

REF: 4580/5059

Dear Mr. Bellino:

     The purpose of this letter agreement is to set forth the terms and conditions of the Rate Swap Transaction entered into between Steel Technologies, Inc. ("Counterparty") and SunTrust Bank, Atlanta ("SunTrust") on the Trade Date specified below (the "Transaction"). This letter agreement constitutes a "Confirmation" as referred to in the ISDA Master Agreement to be entered into by the parties hereto.

     The definitions and provisions contained in the 1991 ISDA Definitions (the "Definitions") published by the International Swap Dealers Association, Inc. ("ISDA") are incorporated by reference into this Confirmation. In the event of any inconsistency between the Definitions and this Confirmation, this Confirmation will govern.

1. This Confirmation supplements, forms a part of, and is subject to the ISDA Master Agreement (a "Swap Agreement"), as amended and supplemented from time to time, between you and SunTrust. All provisions contained or incorporated by reference in the Swap Agreement shall govern this Confirmation except as expressly modified below. Prior to the execution and delivery of such Swap Agreement, this Confirmation alone shall constitute a complete and binding agreement with respect to the Transaction.

     Each party is hereby advised, and each such party acknowledges, that the other party has engaged in (or refrained from engaging in) substantial financial transactions and has taken other material actions in reliance upon the parties' entry in the Transaction to which this Confirmation relates on the terms and conditions set forth below.

     This Confirmation will be governed by and construed in accordance with the laws of the State of New York without reference to choice of law doctrine.

2. The terms of the particular Transaction to which this Confirmation relates are as follows:

     Type of Transaction:          Rate Swap

     Notional Amount:              US $30,000,000.00

     Trade Date:                   July 31, 1998

     Effective Date:               August 4, 1998

                                   Termination Date:   September
                                   30, 2008, with adjustment in
                                   accordance with the Modified
                                   Following Business Day
                                   Convention.

     Fixed Amounts:

     Fixed Rate Payer:             Counterparty

                                   Fixed Rate Payer Payment
                                   Dates:    The 30th day of each
                                   March, June, September and
                                   December, beginning September
                                   30, 1998, through and including
                                   the Termination Date, subject to
                                   adjustment in accordance with
                                   the Modified Following Business
                                   Day Convention.

     Fixed Rate:                   5.60% per annum

     Fixed Rate Day Count
     Fraction:                     Actual/360

     Floating Amounts:

     Floating Rate Payer:          SunTrust

                                   Floating Rate Payer Payment
                                   Dates:    The 30th day of each
                                   March, June, September and
                                   December, beginning September
                                   30, 1998, through and including
                                   the Termination Date, subject
                                   to adjustment in accordance
                                   with the Modified Following
                                   Business Day Convention.

                                   Floating Rate for initial
                                   Calculation Period: 5.6875%

                                   Designated Maturity:     Three
                                   month

                                   Floating Rate Option:    USD-
                                   LIBOR-BBA

                                   Spread:   Inapplicable

                                   Floating Rate Day Count
                                   Fraction: Actual/360

                                   Reset Dates:   The first day of
                                   each Floating Rate Payer
                                   Calculation Period.

                                   Calculation Agent:  SunTrust

                                   Business Days: New York

3.                                 Other Provisions

     a) Counterparty agrees to provide a certificate of signing authority and incumbency with respect to the individual executing this Confirmation as well as a Corporate Resolution authorizing Counterparty to enter into this Transaction. This provision will constitute an additional Agreement for the purpose of Section 3 of the Swap Agreement.

     b) By signing this confirmation, Counterparty acknowledges they have received and understand the SunTrust Bank, Atlanta "Terms of Dealing for OTC Risk Management Transactions" and the "Risk Disclosure Statement for OTC Risk Management Transactions".

     c) "Loan Agreement" shall mean "First Amendment to Amended and Restated Loan Agreement among STEEL TECHNOLOGIES INC.
     ("Borrower") and PNC BANK, KENTUCKY, INC. NBD BANK, N.A.
     SUNTRUST BANK, NASHVILLE, N.A. NATIONAL CITY BANK OF
     KENTUCKY October 10, 1997", as amended and restated, supplemented or otherwise modified.

     d) SunTrust shall have the right, but not the obligation, to terminate ("Option to Terminate") this Transaction on any Payment Date beginning with the Payment Date of September 30, 2003, through and including June 30, 2008, subject to adjustment in accordance with the Modified Following Business Day Convention ("Optional Terminate Date"). In order to exercise its Option to Terminate, SunTrust shall notify Counterparty two New York Business Days prior to the Optional Termination Date by telephone which notice shall be deemed to be irrevocable and shall be confirmed in writing (which writing may be transmitted by facsimile) by SunTrust to Counterparty no later than the following Business Day. Upon exercise by SunTrust of its Option to Terminate as aforesaid, all rights and obligations arising out of this Transaction following the Optional Termination Date shall be deemed to have been terminated and both parties shall be under no further liability to each other with respect to the Transaction. The amount payable on the Optional Termination Date will be the amount that would, had this Transaction not been terminated, have been paid by SunTrust or Counterparty as the case may be.

     e) SunTrust shall have the right to terminate this Transaction at the bid side value as determined in good faith by the Calculation Agent on October 15, 2003, subject to adjustment in accordance with the Modified Following Business Day Convention, with two New York Business Days notification to Counterparty.

4.        Account Details:

               Payment to Counterparty:

                         [PLEASE ADVISE]

          Depository:
          ABA #:         083-000-108
          Favor of:      Steel Technologies, Inc.
          Account No.:        30-9521-4936

                                        Payment to SunTrust:

                                        SunTrust Bank, Atlanta
                                        ABA# 061000104
          FBO: Bond Wire Clearing
          Account #:     9088-0000-95
          Attn:     Financial Risk Management, Operations

5.   Offices

     (a) The Office of Counterparty for the Transaction is its Louisville office; and

     (b) The Office of SunTrust for the Transaction is its Atlanta office.

     Please confirm that the foregoing correctly sets forth the terms of our agreement by signing this copy of this Confirmation and faxing it back to us at the following fax number: 404-658-4835, Attn: Leslie Bales, or please call us at 404-588-8652. A counter-signed copy will be forwarded to you upon us receiving your faxed copy.

     By signing below, you also acknowledge and agree that we have explained to you the risks involved in this Transaction, which risks include but are not limited to the following:

          --   Market Risk:  the risk that the Transaction may
          increase or decrease in value with a change in, among other things, interest rates or the yield curve; and

          --   Liquidity Risk:  the risk that the Transaction
          cannot be closed out or disposed of quickly at or near its value.

     You further acknowledge and agree that you understand these risks and the Transaction as a whole, that you are capable of managing the risks associated with this Transaction, that the risks involved in this Transaction are consistent with your financial goals, policies and procedures, and risk tolerance, and that you have determined that this Transaction is appropriate for you.

                              Very truly yours,

                              SunTrust Bank, Atlanta

                              By:
                                   --------------------------
                              Name:
                                   --------------------------
                              Title:
                                    -------------------------


                              By:
                                   --------------------------
                              Name:
                                   --------------------------
                              Title:
                                    -------------------------

Accepted and Confirmed as
Of the Date First Written:

Steel Technologies, Inc.

By:
   ------------------------
Name:
     ----------------------
Title:
      ---------------------

By:
   ------------------------
Name:
     ----------------------
Title:
      ---------------------
                          EXHIBIT 10.14
                    STOCK PURCHASE AGREEMENT

This STOCK PURCHASE AGREEMENT (this "Agreement") is made, entered into, and effective the 1st
                                   day of July, 1998 by and
                                   between, James E. Witkowski
                                   ("Witkowski"), and Richard H.
                                   Barrett ("Barrett")
                                   (collectively the "Sellers")
                                   and Steel Technologies Inc., a
                                   Kentucky corporation (the
                                   "Buyer").

                     PRELIMINARY STATEMENTS
                     ----------------------

     Sellers desire to sell, and Buyer desires to purchase, all and not less than all of the issued and outstanding shares of common stock (the "Common Stock") of Roberts Steel Company, an Ohio corporation ("Roberts" or the "Company"), for the consideration and on the terms set forth in this Agreement.

     Roberts is engaged in the business of steel processing and providing steel processing services (the "Business").

     The parties, intending to be legally bound, agree as follows:

                           ARTICLE 1
                           ---------
                   PURCHASE AND SALE OF STOCK
                   --------------------------

     SECTION 1.1    Sale of Stock.  Subject to the terms and
                    -------------
conditions of this Agreement, at the Closing, Sellers will sell and transfer the Common Stock to Buyer, and Buyer will purchase the Common Stock from Sellers.

     SECTION 1.2    Purchase Price.  The purchase price (the
                    --------------
"Purchase Price") for all the outstanding Common Stock shall be Six Million Four Hundred Thousand Dollars ($6,400,000) as described in Section 1.3(a) and (b) and contingent earn-out amounts as described in Section 1.3(c) and (d), and any additional amount as described in Section 1.3(e).

     SECTION 1.3    Payment of Purchase Price.  The Purchase
                    -------------------------
Price shall be paid as follows:

          (a)  The aggregate amount of Five Million Two Hundred
Thousand Dollars ($5,200,000) delivered at Closing by bank cashier's or certified check payable to the order of (or by wire transfer to accounts specified by) Barrett and Witkowski, respectively: Three Million Two Hundred Thousand Dollars
($3,200,000) to Witkowski and Two Million Dollars ($2,000,000) to
Barrett.

          (b) the aggregate amount of One Million Two Hundred Thousand Dollars ($1,200,000) delivered at Closing by Buyer's promissory note in the form of Exhibit A (the "Promissory Note") payable to Barrett. If Net Shareholders' Equity as defined in
Section 9.6 is not at least Two Million Two Hundred Thousand Dollars ($2,200,000) as of the date of closing, the Promissory Note shall be reduced by the amount that Net Shareholders' Equity is less than Two Million Two Hundred Thousand Dollars ($2,200,000) not to exceed a reduction of Two Hundred Thousand Dollars ($200,000).

          (c)  Cash Earn-Out - As additional consideration, One
               -------------
Million Dollars ($1,000,000) in the aggregate would be available to Sellers based on the Sellers retaining a substantial amount of Core Business (as explained in Schedule 1.3(c)). Each selling shareholder would receive equal amounts of the additional consideration, if earned. Such consideration shall be considered additional purchase price. Specifically, if Roberts retains Core Business of at least Three Million Eight Hundred Thousand Dollars ($3,800,000) (which is comparable to the Four Million Twenty Thousand One Hundred Seventy Dollars ($4,020,170) reported on Roberts' financial statements for the year ended December 31,
1997), using generally accepted accounting principles consistently applied, for the July 1, 1998 to June 30, 1999 time period, Sellers shall earn Five Hundred Thousand Dollars ($500,000) in the aggregate. If Core Business is at least equal to or greater than Three Million Eight Hundred Dollars ($3,800,000) in the July 1, 1999 to June 30, 2000 time period,
Sellers shall earn an additional Five Hundred Thousand Dollars ($500,000) in the aggregate (collectively "Cash Earn-Out"). Payment shall occur within forty-five (45) days following the end of the year used for computation purposes.

          (d)  Stock Earn-Out - As further additional
               --------------
consideration, should Roberts achieve a minimum of Four Million Five Hundred Thousand Dollars ($4,500,000) in Core Business for either of the July 1, 1998 to June 30, 1999 or the July 1, 1999 to June 30, 2000 time periods ("Time Periods"), Sellers shall each receive Five Thousand Dollars ($50,000) per time period achieved. Payment shall be in the form of Buyer's common shares. Should the Sellers achieve a minimum Five Million Dollars ($5,000,000) in Core Business during either of these Time Periods, Sellers shall each receive One Hundred Thousand Dollars ($100,000), instead of Fifty Thousand Dollars ($50,000), for each of these Time Periods in which Core Business exceeds Five Million Dollars ($5,000,000), with payment in the form of Buyer's common shares (collectively "Stock Earn-Out"). Said common shares shall be issued within forty-five (45) days following the end of the year used for computation purposes and Sellers will inform Buyer 30 days prior to issuance whether the shares will be retained for more than one year.

               (i) In the event that either or both Sellers inform Buyer that they have decided to retain the shares for one year, the Sellers acknowledge and agree that all shares, if any, of Steel Technologies common stock issued as payment for the Stock Earn-Out will not, on the date of delivery thereof, have been registered under the Securities Act of 1993, as amended (the "Securities Act"), or any state securities laws, and will constitute "restricted securities" within the meaning of Rule 144 under the Act. The Sellers further acknowledge and agree that each certificate evidencing such shares shall bear a legend referring to the restrictions on resale imposed by the applicable federal securities laws.

               (ii) In the event that either or both Sellers inform Buyer 30 days prior to issuance that they have decided not to retain the shares for one year, Buyer has the option to either make any Stock Earn-Out payment in cash or in stock. If Buyer elects to pay in stock, Buyer covenants and agrees that it will file, immediately following each delivery, if any, of shares of common stock in payment for the Stock Earn-Out, and use its best efforts to obtain the prompt effectiveness of, a registration statement under the Securities Act to register for public resale all of such shares, so that such shares may be offered and sold by or for the account of the respective Sellers, from time to time as market conditions permit, on the Nasdaq Stock Market or otherwise, at prices and on terms then prevailing or in negotiated transactions. Buyer will give Sellers Notice and opinion of counsel when and that the shares may be traded. Buyer will maintain the effectiveness of such registration statements, if any, until such time as the Steel Technologies common stock may be sold by the Sellers pursuant to the terms and conditions of Rule 144 under the Securities Act. If during the time Buyer is required to maintain the effectiveness of a registration statement under this Section, Buyer shall be engaged in a transaction with respect to which disclosure would be required in such registration statement, but for which financial or other information necessary for such required disclosure is not then available to Buyer, or with respect to which Buyer's Board of Directors shall have determined that disclosure at such time could have an adverse effect on the Buyer or its business or prospects, then Buyer shall be entitled to notify the Sellers that no sales may be made pursuant to the registration statement for up to ninety (90) days.

          (e)  Excess Net Shareholders' Equity - In the event
               -------------------------------
that Net Shareholders' Equity as defined in Section 9.6 is greater than Two Million Two Hundred Thousand Dollars ($2,200,000) on June 30, 1998, Buyer shall retain the amount over Two Million Two Hundred Thousand Dollars ($2,200,000) ("Excess Shareholders' Equity") as reserves against uncollectable accounts receivables. Any amount remaining in the Excess Shareholders' Equity reserves account as determined by generally accepted accounting principles consistently applied on November 1, 1998 shall be paid to Sellers. Each selling shareholder would receive equal amounts of the additional consideration, if earned. Such consideration shall be considered additional purchase price.

                           ARTICLE 2
                           ---------
         REPRESENTATIONS AND WARRANTIES OF THE SELLERS
         ---------------------------------------------

     As an inducement to the Buyer to enter into this Agreement and to consummate the transactions contemplated hereby, the Sellers, jointly and severally, unless specifically noted, represent and warrant to the Buyer as follows:

     SECTION 2.1    Ownership of Stock.  Each Seller individually
                    ------------------
represents and warrants as to himself that, conditioned upon the consummation of the transactions contemplated hereunder, he owns the shares of Common Stock listed opposite his name on Schedule
                                                       --------
2.1 hereto, free and clear of all pledges, security interests,
---
liens, charges, encumbrances, equities, claims, options or limitations of every kind ("Claims"), and that the delivery to the Buyer at Closing of the Common Stock owned by such Seller pursuant to the provisions of this Agreement will transfer to the Buyer valid title thereto, free and clear of all Claims.

     SECTION 2.2    Authority Relative to this Agreement.  Each
                    ------------------------------------
Seller individually represents and warrants as to himself and, conditioned upon the consummation of the transactions contemplated hereunder, (a) that such Seller has full legal power, capacity and authority to execute, deliver and perform this Agreement, and, to the extent applicable to such Seller, the Exhibits and Schedules hereto and the other documents and instruments contemplated hereby (collectively, this Agreement, the Exhibits and Schedules hereto, and the other documents and instruments contemplated hereby shall constitute the "Documents") and to consummate the transactions contemplated hereby and thereby, and (b) that, to the extent applicable to such Seller and when duly and validly executed and delivered by all parties, the Documents will be enforceable against such Seller in accordance with their terms, subject to bankruptcy, reorganization, insolvency and other similar laws affecting the enforcement of creditors' rights in general.

     SECTION 2.3    Foreign Person.  Each Seller individually
                    --------------
represents and warrants as to himself that he is not a foreign person as that term is defined in Section 1445(f)(3) of the Code and applicable regulations.

     SECTION 2.4    Organization, Qualification and Corporate
                    -----------------------------------------
Power.   The Company is a corporation duly organized and validly
-----
existing under the laws of the State of Ohio. The Company is not qualified to do business as a foreign corporation in any other state. The nature of the Business does not require Company to be qualified in any other jurisdiction where the failure to be so qualified would have a material adverse effect on the business or properties of the Company. Sellers have made available to the Buyer complete and correct copies of the Articles of Incorporation and Bylaws of the Company as currently in effect. The Company has the corporate power and authority to own, lease, operate and hold its properties and to carry on its business as now conducted.

     SECTION 2.5    Capitalization.  The Company has authorized
                    --------------
capital consisting of One Thousand (1000) shares of common stock of which Eight Hundred Ten (810) shares are issued and outstanding and One Hundred Ninety (190) shares are held as treasury stock. All of the outstanding shares of the Company have been duly authorized and validly issued and are fully paid and nonassessable. None of the outstanding shares of the Company have been issued in violation of any preemptive right. There are, conditioned upon the consummation of the transactions contemplated hereunder, no outstanding options, warrants, rights, calls, commitments, conversion rights, rights of exchange, plans or other agreements of any character providing for the purchase, issuance or sale of any shares of capital stock of the Company, other than as contemplated by this Agreement.

     SECTION 2.6    Subsidiaries and Investments.  The Company
                    ----------------------------
has no subsidiaries and does not own, directly or indirectly, any capital stock or other equity or ownership or proprietary interest in any other corporation, partnership, association, trust, joint venture or other entity.

     SECTION 2.7    Books and Records.  The minute books of the
                    -----------------
Company, which have been made available to the Buyer and its representatives, contain alone, or in conjunction with other corporate books and records which have been made available to Buyer, records accurate in all material respects of all meetings of and corporate actions or written consents by the shareholders and Board of Directors of the Company. The Company does not have any of its records, systems, controls, data or information recorded, stored, maintained, operated or otherwise wholly or partly dependent upon or held by any means (including any electronic, mechanical or photographic process, whether computerized or not) which (including all means of access thereto and therefrom) are not under the exclusive ownership and direct control of the Company and/or its attorneys, accountants and professional advisors.

     SECTION 2.8    Financial Statements.  Sellers have
                    --------------------
previously furnished to the Buyer, and attached hereto as
Schedule 2.8 are the Company's Financial Statements with
------------
Independent Auditor's Report for Year Ended December 31, 1997, 1996, 1995 and 1994 and reviewed Financial Statements for the month ended May 31, 1998 (collectively the "Financial Statements"). The Financial Statements have been prepared in accordance with generally accepted accounting principles consistently applied and were prepared from the books and records of the Company. Such books and records are complete and correct, accurately reflect all transactions of the Business and have been
made available to the Buyer for examination.   Since May 31,
1998, except as permitted under this Agreement and except for changes in the ordinary course of business consistent with past practice (i) there has been no adverse change in the assets, liabilities or financial conditions of the Company from that reflected in the Financial Statements; and (ii) none of the business, prospects, financial condition, operations or property of the Company have been adversely affected by any occurrence or development, individually or in the aggregate, whether or not insured against. The Sellers have made available to Buyer all material facts relating to the preparation of the Financial Statements.

     SECTION 2.9    Labor and Employee Relations.  The Company is
                    ----------------------------
not a party to or bound by any collective bargaining agreement with any labor organization, group or association covering any of its employees, and, to the knowledge of Sellers, there is not any current attempt to organize the Company's employees by any Person, unit or group seeking to act as their bargaining agent. Except as set forth on Schedule 2.9, to the knowledge of Sellers,
(i) there are no pending or threatened charges (by employees, their representatives or governmental authorities) of unfair labor practices or of employment discrimination or of any other wrongful action with respect to any aspect of employment of any person employed or formerly employed by the Company; (ii) no union representation election relating to employees of the Company has been scheduled by any governmental agency or authority, no organizational effort is being made with respect to any of such employees, and there is no investigation of the Company's employment policies or practices by any governmental agency or authority pending or threatened; and (iii) the Company is not currently involved in labor negotiations with any unit or group seeking to become the bargaining unit for any employees of the Company. The Company has not experienced any work stoppages, and, to the knowledge of Sellers, no work stoppage is planned.

     SECTION 2.10   Real Property.  The Company owns the real
                    -------------
property as described in Schedule 2.10.  Roberts has, or on the
                         -------------
Closing Date will have, good, valid and marketable fee simple title to the Real Property indicated on Schedule 2.10 as being owned by it, free and clear of all mortgages, liens, security interests and other encumbrances. There are no outstanding options or rights of first refusal to purchase the Real Property, or any portion thereof or interest therein. The Real Property constitutes all the fee and leasehold interests in real property held for use in connection with, necessary for the conduct of, or otherwise material to, the Business. There are no eminent domain or other similar proceedings pending or threatened affecting any portion of the Real Property. There is no writ, injunction, decree, order or judgment outstanding, nor any action, claim, suit or proceeding, pending or threatened, relating to the ownership, lease, use, occupance or operation by any Person of any Real Property. The use and operation of the Real Property in the conduct of the Business does not violate in any material respect any instrument of record or agreement affecting the Real Property. There is no violation of any covenant, condition, restriction, easement or order of any governmental authority having jurisdiction over such property or of any other Person entitled to enforce the same affecting the Real Property or the use or occupancy thereof.


     SECTION 2.11   Powers of Attorney; Absence of Limitations on
                              -----------------------------------
                    ----------
                              Competition; Guarantees.
                              -----------------------

     Except as set forth in Schedule 2.11, (i) no power of
                            -------------
attorney or similar authorization given by the Company presently is in effect or outstanding; (ii) no contract or agreement to which the Company is a party or is bound or to which the Company's properties or assets is subject limits the freedom of the Company to compete in any line of business or with any Person; and (iii) the Company is not a party to or bound by any guarantee of any debt or obligation of any other Person.

     SECTION 2.12   Significant Customers.  Set forth on Schedule
                    ---------------------                --------
2.12 is a true and correct list of the Company's ten largest
----
customers for the most recent 12-month period ending December 31, 1997 together with the amount of services attributable to such customers expressed in dollars and as a percentage of Company's total sales and services for such period. None of the customers identified on Schedule 2.12 has terminated or, to the knowledge
              -------------
of Sellers, threatened to terminate or materially reduce its request for services of the Company during the period covered by such schedule.

     SECTION 2.13   Governmental Approvals. Except as set forth
                    ----------------------
on Schedule 2.13, no registration or filing with, or consent or
   -------------
approval of or other action by, any Federal, state or other governmental agency or instrumentality is or will be necessary for the valid execution, delivery and performance by Sellers of this Agreement.

     SECTION 2.14   Validity, Etc. Except as set forth on
                    --------------
Schedule 2.14, neither the execution and delivery of this
-------------
Agreement or the other Documents, the consummation of the transactions contemplated hereby or thereby, nor the performance of this Agreement or the other Documents in compliance with the terms and conditions hereof and thereof by the Sellers will (i) violate, conflict with or result in any breach of any trust agreement, Articles of Incorporation, bylaw, judgment, decree, order, statute or regulation applicable to the Company, (ii) violate, conflict with or result in a breach, default or termination or give rise to any right of termination, cancellation or acceleration of the maturity of any payment date of any of the obligations of the Company or increase or otherwise materially affect the obligations of the Company under any law, rule, regulation or any judgment, decree, order, governmental permit, license or order or any of the terms, conditions or provisions of any mortgage, indenture, note, license, agreement or other instrument or obligation related to the Company's ability to consummate and perform the transactions contemplated hereby or thereby, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained in writing and provided to the Buyer or will be obtained in writing and provided to Buyer at or prior to Closing or (iii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to the Company.

     SECTION 2.15   Absence of Adverse Change; Conduct of
                    -------------------------------------
Business.  During the period from March 31, 1998 to and including
--------
the date of this Agreement, except as set forth on Schedule 2.15,
                                                   -------------
or except as permitted and contemplated under this Agreement, the Company has not (i) except for previously existing bank lines of credit borrowed or agreed to borrow any material amount of funds or incurred any liability or obligation of any nature (whether accrued, absolute, contingent or otherwise), (ii) guaranteed or agreed to guarantee any obligations of others, (iii) canceled any indebtedness owing to it or any claims that it might have possessed, waived any material rights of substantial value or except as to sale of goods in the ordinary course of business, sold, leased, encumbered, transferred or otherwise disposed of, or agreed to sell, lease, encumber, or otherwise dispose of its assets or permitted any of its assets to be subjected to any mortgage, pledge, lien, security interest, encumbrance, restriction or charge of any kind, (iv) made any capital expenditure over Twenty Five Thousand Dollars ($25,000) or commitment therefor, (v) declared or paid any bonus dividend or made any distribution on any shares of its capital stock, or redeemed, purchased or otherwise acquired any shares of its capital stock or any option, warrant or other right to purchase or acquire any such shares, (vi) except for previously existing bank lines of credit increased its indebtedness for borrowed money, or made any loan to any Person, (vii) written off as uncollectible any notes or accounts receivable, (viii) made any material change in any method of accounting or auditing practice,
(ix) made any payment or payments to any person, firm, or entity other than to reduce or eliminate liabilities which Roberts would make in the normal and ordinary course of business, (x) increased the wages or other compensation to salaried employees without Buyer's consent, (xi) failed to maintain current property, casualty, and liability insurance on Roberts' assets and operations, (xii) entered into any contract with a customer in excess of Five Hundred Thousand ($500,000), (xiii) contracted to sell any buildings, facilities, equipment or machinery, (xiv) otherwise conducted its business or entered into any transaction, except in the usual and ordinary manner, or (xv) agreed, whether or not in writing, to do any of the foregoing.

     SECTION 2.16   Certain Practices.  Each Seller individually
                    -----------------
represents and warrants as to himself; each Seller individually represents and warrants, to his knowledge, as to the other Sellers; and the Sellers represent, jointly and severally, to the knowledge of Sellers as to the directors, officers and employees of the Company other than Sellers that, that neither such Seller, the other Seller nor the Company's directors, officers or employees other than Sellers have, directly or indirectly, used any corporate funds for unlawful contributions, gifts, entertainment, or other unlawful expenses relating to political activity; made any unlawful payment to foreign or domestic government officials or employees or to foreign or domestic political parties or campaigns from corporate funds; violated any provision of the Foreign Corrupt Practices Act of 1977, as amended.

     SECTION 2.17   Compliance with Law; Licenses and Permits.
                    -----------------------------------------
To Seller's knowledge, except as set forth on Schedule 2.17, the
                                              -------------
Company has complied with all laws, ordinances, legal requirements, rules, regulations and orders applicable to it, its operations, properties, assets, products and services. To Seller's knowledge, there are no facts or circumstances which may result in institution of any discrimination action, suit, claim or legal or administrative proceeding or investigation against the Company based upon race, color, religion, gender, disability or national origin. Except as set forth on Schedule 2.17, there
                                           -------------
is no existing law, rule, regulation or order, nor, to Seller's knowledge, any proposed law, rule, regulation or order, whether Federal, state or local, directly applicable to it which would prohibit or materially restrict the Buyer from, or otherwise materially adversely affect the Buyer in, conducting the Business in the manner heretofore conducted by the Company in any jurisdiction in which the Business is now conducted. The Company possesses all franchises, permits, licenses, certificates and consents required from any governmental or regulatory authority in order for the Company to carry on its business as currently conducted and to own and operate its properties and assets as now owned and operated where the failure to possess any such franchise, permit, license, certificate or consent would have an adverse affect on the business or properties of the Company. All of such licenses and permits are set forth on Schedule 2.17.
                                              -------------

     SECTION 2.18   Employee Benefits.
                    -----------------

          (a)  Set forth on Schedule 2.18 is a list of all
                            -------------
 pension, profit sharing, retirement, deferred compensation, stock purchase, stock option, incentive, bonus, vacation, severance, disability, hospitalization, medical insurance, life insurance, fringe benefit, welfare and other employee benefit plans, programs or arrangements pursuant to which the Company or its ERISA Affiliates provides (directly or indirectly, individually or jointly through others) benefits or compensation to or on behalf of employees or former employees of the Company or its ERISA Affiliates, whether formal or informal, whether or not written ("Employee Plan"). The Sellers have furnished a copy of each Employee Plan and a copy of any related materials. The Company will maintain the benefits listed on Schedule 2.18 in
                                             -------------
full force and effect through the Effective Date and maintain such benefits so as to allow Buyer at Buyer's option, to continue such benefits beyond the Effective Date. Except as set forth on
Schedule 2.18, the Buyer shall not have any obligation or
-------------
liability of any kind or nature for any compensation or benefits of any kind or nature to the employees or consultants of the Company for services rendered prior to the Effective Date.

          (b) Each Employee Plan covering any present or former employee of the Company which is subject to the continuation health coverage requirements of Section 4980B of the Code or
Section 601 of ERISA or any applicable state law has complied with all such requirements for continuation coverage.

          (c)  There are no actions, suits or claims pending
(other than routine claims for benefits) or to the knowledge of Sellers threatened against or with respect to any Employee Plan or the assets of any Employee Plan.

          (d) Each Employee Plan (and the related trust or funding vehicle, if any) has been administered and maintained in accordance with its terms and with applicable law. Except as set forth on Schedule 2.18(d), each Employee Plan which is intended
         ----------------
to be qualified under Section 401 of the Code and each amendment to such plan is subject to a favorable determination letter from the Internal Revenue Service and each such plan has at all times been maintained, by its terms and in operation, in accordance with Section 401 of the Code. The assets of each Employee Plan which is not funded through the general assets of the Company are at least equal to the liabilities under such Employee Plan, and all assets of each Employee Plan are shown on the books and records of such Employee Plan at fair market value. No Employee Plan has unfunded liabilities that are not accurately and fully reflected on the Company's Financial Statement.

          (e) Neither the Company nor any of its ERISA Affiliates is or has been a participant in, or is or has been obligated to maintain or to make contributions to, a multi-employer plan (within the meaning of ERISA Section 3(37) and ERISA Section 4001(a)(3)) or an Employee Plan which is subject to Title IV of ERISA. Neither the Company nor any ERISA Affiliate has sponsored, contributed to or been obligated under Title I or IV of ERISA to contribute to a "defined benefit plan" (as defined in ERISA Section 3(35)). Except as set forth on Schedule 2.18(e), the Company is not obligated to provide post-retirement medical benefits or any other unfunded post-retirement welfare benefits to or on behalf of any persons whatsoever (except the benefits pursuant to the continuation health coverage requirements under Section 4980B of the Code, ERISA Section 601, or applicable state law).

          (f) Neither the Company nor its ERISA Affiliates is subject to and, to the knowledge of Sellers, no facts exist which could subject the Company or any of its ERISA Affiliates to, any liability whatsoever which is directly or indirectly related to any Employee Plan, including, but not limited to, liability for benefit payments or related claims, any liability for any tax or related penalty under the Code, or liability for any damages or penalties arising under Title I or Title IV of ERISA. No reportable event under Section 4043 of ERISA has occurred.

          (g)  Termination of or withdrawal from any Employee
Plan immediately after the Closing would not subject the Buyer to any liability, tax or penalty whatsoever.

          (h) The execution or performance of the transactions contemplated by this Agreement will not create, accelerate or increase any obligations under the Employee Plans, including any obligation to make any payment which would not be deductible as an excess golden parachute payment under Section 280G of the Code.

          (i) All contributions to or under each Employee Plan and all expenses of each Employee Plan are fully deductible for income tax purposes for the taxable year for which such contributions are made or such expenses are paid. All contributions to or under each Employee Plan have been made when due under the terms of such Employee Plan in accordance with applicable law.

          (j) Neither the Company nor its ERISA Affiliates have entered into any contract, agreement or arrangement (whether oral or written) under which the Company or its ERISA Affiliates have assumed any liability relating to their clients' retirement plans, nor have the Company and/or its ERISA Affiliates made any verbal representations that the use of any employees of the Company or its ERISA Affiliates would have no adverse consequence on such client retirement plans.

          (k) For purposes of this Section 2.18, the term "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, and the term "ERISA Affiliate" shall mean each trade or business (whether or not incorporated) which together with the Company is treated as a single employer under Section 414(b), (c), (m), (o) or (t) of the Code.

     SECTION 2.19   Fixed Assets.  Schedule 2.19 contains a list
                    ------------   -------------
of all of Company's fixed assets, which list is true and complete as to all fixed assets valued over Ten Thousand Dollars ($10,000) whether owned or leased, as of the date reflected in Schedule
                                                     --------
2.19.   Except as shown on Schedule 2.19 the Company has good
----                       -------------
title to all of its fixed assets, free and clear of all claims, liens, mortgages, charges and encumbrances. All of the Company's fixed assets, whether owned or leased, are reasonably adequate and usable for the purposes for which they are currently used and, ordinary wear and tear excepted, are in good operating condition and repair and have been properly maintained.

     SECTION 2.20   Insurance.  The Company is, and will be
                    ---------
through the Effective Date, insured with insurers in respect of its properties, assets and businesses as set forth on the attached Schedule 2.20. Schedule 2.20 lists the insurance
         -------------   -------------
coverage carried by the Company, which insurance will remain in full force and effect with respect to all events occurring prior to the Effective Date. Except as set forth on Schedule 2.20, the
                                              -------------
Company (i) has not failed to give any notice or present any claim under any such policy or binder in due and timely fashion,
(ii) has not received notice of cancellation or non-renewal of any such policy or binder, (iii) has not received notice of any threatened or proposed cancellation or non-renewal of any such policy or binder, and (iv) has not received notice of any insurance premiums which will be materially increased in the future. There are no outstanding claims under any such policy as to which the insurer has disclaimed liability.

     SECTION 2.21   Accounts Receivable.
                    -------------------

          (a) The accounts receivable of the Company shown on the Financial Statements as of December 31, 1997 and May 31, 1998, or as shall be shown on the Closing Balance Sheet (collectively the "Accounts Receivable") represent or will represent genuine accounts arising from sales actually made or services actually performed in the ordinary course of business. Unless paid prior to the Effective Date, to Seller's knowledge, the Accounts Receivable are or will be as of the Effective Date fully collectable and not subject to counterclaim or set-off (except to the extent that collectablity thereof may be subject to or affected by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium, or other laws relating to or affecting the rights of credits generally) within 120 days of the Effective Date without resort to litigation in an aggregate amount not less than the aggregate amount at which they are carried on the Closing Balance Sheet, net of aggregate reserves therefore and net of credits not reflected on the Closing Balance Sheet, if any, for returns or adjustments thereafter arising in the ordinary course of business and consistent with past practice.

          (b) Buyer shall cause Company to use all commercially reasonable efforts consistent with Company's past practices to collect the Accounts Receivable (which shall not be deemed to require instituting litigation or using a collection agency).

          (c) In the event Buyer asserts an indemnification claim pursuant to Section 1.3(e) with respect to a breach of Seller's representations and warranties as to Accounts Receivable then Buyer shall cause Company to assign such receivable to Sellers when and in such amounts actually paid to Buyer by Sellers.

     SECTION 2.22   Outstanding Contracts.  Schedule 2.22 sets
                    ---------------------   -------------
forth as of the date hereof a reasonable summary description of all contracts, agreements, commitments, licenses and franchises, which involve obligations or commitments by the Company of Twenty Five Thousand Dollars ($25,000) or more and are not cancelable by the Company without penalty within 30 days and not otherwise scheduled in a more specific schedule of this Agreement (collectively "Contracts"), whether written or oral, relating to the Company. Sellers have delivered or made available to the Buyer true, correct and complete copies of all of the Contracts specified on Schedule 2.22 which are in writing, and such
             -------------
schedule sets forth a reasonable summary description of all Contracts which are not in writing. All of the Contracts are in full force and effect and enforceable in accordance with their terms, except to the extent that the enforceability thereof may be subject to or affected by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium, or other laws relating to or affecting the rights of creditors generally. Except as set forth on Schedule 2.22 as of the date hereof, the
                       -------------
Company and, to the knowledge of Sellers, each other party thereto has materially performed all the obligations required to be performed by it, has received no notice of default and is not in default (with due notice or lapse of time or both) under any of the Contracts. The Company has no present expectation or intention of not fully performing all its obligations under each of the Contracts, and Sellers have no knowledge of any breach or anticipated breach by the other party to any of the Contracts to which the Company is a party. Except as set forth on Schedule
                                                      --------
2.22, none of the Contracts has been terminated; no notice has
----
been given by any party thereto of any alleged default by any party thereunder; and Sellers have received no notice of any intention or right of any party to declare another party to any of the Contracts to be in default and, to the knowledge of Sellers, no party intends to declare another party to the Contracts in default. Except as set forth on Schedule 2.22,
                                              -------------
there exists no actual or, to the knowledge of Sellers, threatened termination or cancellation or material limitation of the business relationship of the Company by any party to any of the Contracts.

     SECTION 2.23   Outstanding Leases.  Schedule 2.23 sets forth
                    ------------------   -------------
a description of each agreement by which the Company leases the building, cranes, equipment and other items used in connection with the Business (collectively, the "Leases"). Sellers have delivered or made available to the Buyer true, correct and complete copies of the Leases specified on Schedule 2.23. All
                                           -------------
rents due under the Leases have been paid. The Leases are in full force and effect and enforceable in accordance with their terms, except to the extent that the enforceability thereof may be subject to or affected by applicable bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium, or other laws relating to or affecting the rights of creditors generally. Except as set forth on Schedule 2.23, the Company and to the
                       -------------
knowledge of Sellers, each other party thereto has performed all the material obligations required to be performed by it, has received no notice of default and is not in default (with due notice or lapse of time or both) under the Leases.

     SECTION 2.24   Proprietary Information of Third Parties.
                    ----------------------------------------
Except as disclosed on Schedule 2.24, no third party has claimed
                       -------------
or, to the knowledge of Sellers, has reason to claim that any Person employed by or consulting with the Company ("Related Person") has (i) violated or may be violating any of the terms or conditions of such person's employment, non-competition or non-disclosure agreement with such third party, (ii) disclosed or may be disclosing or utilized or may be utilizing any trade secret or proprietary information or documentation of such third party, or (iii) interfered or may be interfering in the employment relationship between such third party and any of its present or former employees. No third party has requested information from the Company which reasonably suggests that such a claim might be contemplated. Except as disclosed on Schedule
                                                       --------
2.25, to the knowledge of Sellers, no Related Person has employed
----
or proposes to employ any trade secret or any information or documentation proprietary to any former employer and, no Related Person has violated any confidential relationship which such person may have had with any third party in connection with the development, or sale of any service of the Company.

     SECTION 2.25   Transactions With Affiliates.  Except as set
                    ----------------------------
forth on Schedule 2.25, to the knowledge of Sellers, no director,
         -------------
officer or shareholder of the Company, or member of the family of any such person, or any corporation, partnership, trust or other entity in which any such person, or any member of the family of any such person, has a beneficial interest greater than 5% or is an officer, director, trustee, partner or holder of any equity interest greater than 5%, is a party to any transaction with the Company, including any contract, agreement or other arrangement providing for the employment of, furnishing of services by, rental of real or personal property from or otherwise requiring payments or involving other obligations to any such person or firm.

     SECTION 2.26   Absence of Undisclosed Liabilities.
                    ----------------------------------

          (a) Except as and to the extent of the amounts specifically reflected or reserved against in the December 31, 1997 Financial Statement or May 31, 1998, or except as set forth on Schedule 2.26, to Seller's knowledge, the Company has no
   -------------
liabilities or obligations of any nature whatsoever due or to become due, accrued, absolute, contingent or otherwise of the type required to be reflected in financial statements in accordance with GAAP, except for liabilities and obligations incurred since the date thereof in the ordinary course of business and consistent with past practice and liabilities and obligations permitted and contemplated under this Agreement. To the knowledge of Sellers and subject to the exceptions set forth in the prior sentence, there is no reasonable basis for the assertion against the Company of any liability or obligation of the type required to be reflected in Financial Statements in accordance with GAAP, not fully reflected or reserved against in the Financial Statements.

          (b) The Company is not bound by any agreement, or, subject to any charter or other corporate restriction or any legal requirement which has a material adverse effect on the business of the Company.

     SECTION 2.27   Taxes. Except as set forth on Schedule 2.27,
                    -----                         -------------
all federal, state, local and foreign tax returns and tax reports required to be filed by the Company on or before the date hereof have been timely filed with the appropriate governmental agencies in all jurisdictions in which such returns and reports are required to be filed and all amounts shown as owing thereon have been paid or accrued in the financial records of the Company.
All taxes (including, without limitation, income, accumulated earnings, property, sales, use, franchise, value added, fuel, employees' income withholding and social security taxes) which have become due or payable or are required to be collected by the Company or are otherwise attributable to any periods ending on or before the Effective Date and all interest and penalties thereon, whether disputed or not, have been paid or will be paid in full or adequately reflected on the Closing Balance Sheet or the Company's books and records in accordance with generally accepted accounting principles on, or prior to or as of the Effective Date. Except as set forth on Schedule 2.27, all deposits
                              -------------
required by law to be made by the Company with respect to employees' withholding taxes have been duly made, and as of the Effective Date all such deposits due will have been made in accordance with past practices. The Company has delivered to the Buyer true and complete copies of all of Company's state and federal income tax returns for the fiscal periods ended December 31, 1994, 1995, 1996 and 1997 and all reports and results of income tax audits, if any, related thereto. Except as set forth on Schedule 2.27, no examination of any tax return of the Company
   -------------
is currently in progress. There are no outstanding agreements or waivers extending the statutory period of limitations applicable to any such tax return.

     SECTION 2.28   Litigation.  Except as set forth on Schedule
                    ----------                          --------
2.28, there is no (i) action, suit, claim, proceeding or
----
investigation pending or, to the knowledge of Sellers, threatened against the Company (whether or not such Company is a party or prospective party thereto), at law or in equity, or before or by any Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which if a determination is rendered against the Company would materially impact the Company, (ii) arbitration proceeding pending against the Company or (iii) governmental inquiry pending or, to the knowledge of Sellers, threatened against the Company. The Company has not received any opinion or memorandum or legal advice from legal counsel to the effect that it is exposed, from a legal standpoint, to any liability or disadvantage which may be material to the business, financial condition, operations or property of the Company. There are no outstanding orders, writs, judgments, injunctions or decrees served upon the Company by any court, governmental agency or arbitration tribunal against the Company. To the knowledge of Sellers, there are no facts or circumstances which may result in institution of any action, suit, claim or legal, administrative or arbitration proceeding or investigation against the Company or the transactions contemplated hereby. The Company is not in default with respect to any order, writ, injunction or decree known to and applicable to it or served upon it from any court or of any Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign. Except as disclosed on Schedule 2.28, there is no action or suit by the
                -------------
Company pending or threatened against others.

     SECTION 2.29   Environmental Matters.
                    ---------------------

          (a)  Compliance.  To Seller's knowledge, the Company
               ----------
and J.R. Properties are in compliance with all applicable laws, rules, regulations, orders, ordinances, judgments and decrees of all governmental authorities with respect to all environmental statutes, rules and regulations the absence of compliance with respect to which would have a material adverse affect on Company. Except as set forth on Schedule 2.29, the Company and J.R.
                       -------------
Properties have not received notice of, nor do Sellers have knowledge of, any past, present or future events, conditions, circumstances, activities, practices, incidents or actions of the Company or the Company's predecessors, either collectively, individually or severally, which may interfere with or prevent continued compliance with, or which may give rise to any common law or legal liability or otherwise form the basis of any claim, action, suit, proceeding, hearing, or investigation, based on or related to the disposal, storage, handling, manufacture, processing, distribution, use, treatment or transport, or the emission, discharge, release or threatened release into the environment, of any Substance. As used in this Section 2.29, the term "Substance" or "Substances" shall mean any pollutant, contaminant, hazardous substance, hazardous material, hazardous waste or toxic waste, as defined in any presently enacted federal, state or local statute or any regulation that has been promulgated pursuant thereto. No part of any of the Leased Parcels has been listed or proposed for listing on the National Priorities List established by the United States Environmental Protection Agency, or any other corresponding list by any state or local authorities.

          (b)  Environmental Substance Liability.  Except as set
               ---------------------------------
forth on Schedule 2.29, no event has occurred or condition exists
         -------------
or operating practice has been or is being employed that could give rise to liability on the part of the Company or J.R. Properties, either at the present time or in the future, for any losses, liabilities, damages (whether consequential or otherwise), settlements, penalties, interest, including any such liability on account of the right of any governmental or private entity or person, and including closure expenses, costs of assessment, containment, removal, or response (other than monitoring or transportation or disposal of materials required to be transported or disposed of in the ordinary course of business consistent with past practice) arising under any rule or federal, state, or local statute, or any regulation that has been promulgated pursuant thereto, or common law (as all of the same presently exist and are presently construed) as a result of or in connection with the following (collectively the "Hazardous Activities"):


               (A) the handling, storage, use, transportation or disposal of any Substances in or near or from the Leased Parcels;

               (B) the handling, storage, use, transportation or disposal of any Substances by the Company or its predecessors which Substances were a product, by-product or otherwise resulted from the operations conducted by or on behalf of the Company or its predecessors;

               (C) any intentional or unintentional emission, discharge or release of any Substances in or near or from facilities into or upon the air, surface water, ground water or land or any disposal, handling, manufacturing, processing, distribution, use, treatment, or transport of such Substances in or near or from facilities by or on behalf of the Company or its predecessors; or

               (D)  the presence of any toxic or hazardous
                    building materials (including but not limited to friable asbestos or similar substances) in any facilities of the Company, including but not limited to the inclusion of such materials in the exterior and interior walls, floors, ceilings, tile, insulation or any other portion of building structures.

          (c)  Environmental Permits.  The Company and J.R.
               ---------------------
Properties have obtained and hold all registrations, permits, licenses, and approvals issued by or on behalf of any federal, state or local governmental body or agency if any ("Environmental Permits") that are required in connection with the operation by the Company of the Leased Parcels, the discharge or emission of Substances by the Company from the Leased Parcels or the generation, treatment, storage, transportation, or disposal of any such Substances by the Company. Such Environmental Permits, which are described on Schedule 2.29, are currently effective and
                       -------------
reasonably sufficient for the operation of the Leased Parcels and the business of the Company as currently conducted and intended by the Company to be conducted. The Company is in compliance with all terms and conditions of the Environmental Permits, and is also in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules, and timetables contained in those laws or provisions or contained in any regulation, code, plan, order, decree, judgment, notice or demand letter issued, entered, promulgated or approved thereunder and applicable to the Company the absence of compliance therewith would have an adverse effect on the Company.

          (d)  Deliveries.  Seller has delivered to Buyer true
               ----------
and complete copies and results of any reports, studies, analyses, tests, or monitoring possessed or initiated by Seller pertaining to Substances or Hazardous Activities in, on, or under the Leases Parcels or concerning compliance by Seller or any other Person for whose conduct they are or may be held responsible under environmental statutes, rules and regulations.

          (e)  Environmental Hold Harmless.  Notwithstanding the
               ---------------------------
foregoing representation and warranty as set forth in this
Section 2.29, buyer acknowledges that buyer has investigated through its due diligence and has assisted seller in a "Phase One" environmental study regarding all environmental issues relative to the real property which is part of this transaction, and buyer is satisfied with its findings relative to the environmental condition of the property, and specifically acquires the property "as is". Buyer further acknowledges herein that it indemnifies and holds the sellers harmless from and against all claims, actions, or cause of actions, arising out of buyer's purchase and acquisition of the real property which is a part of this transaction. Further, buyer acknowledges and agrees that this "as is" purchase of the real property, along with the indemnification and hold harmless of the sellers relative thereto, was negotiated and was an integral part of the terms and conditions accepted by both the buyer and the seller hereto.

     SECTION 2.30   Broker's or Finder's Fees. No agent, broker,
                    -------------------------
person or firm acting on behalf of Sellers or the Company is, or will be, entitled to any commission or broker's or finder's fees from the Sellers or the Company, or from any person controlling, controlled by or under common control with the Sellers or the Company, in connection with any of the transactions contemplated herein.

     SECTION 2.31   Inventories.  All of the Company's inventory
                    -----------
reflected on the December 31, 1997 or May 31, 1998 Financial Statement or thereafter acquired prior to the date hereof (and not subsequently sold in the ordinary course of business) consists of items of a quality and quantity saleable in the ordinary course of the Company's Business (excepting customary waste, scrap and returns consistent with past practices) as quality goods at prices having a value at least equal to the amount reflected on the December 31, 1997 or May 31, 1998 Financial Statement, except as to obsolete and below standard quality inventory, the value of which has been written down on the Company's books of account to realizable market value. All items of inventory are valued on the December 31, 1997 or May 31, 1998 Financial Statement at the lower of cost or estimated realizable market value, in accordance with generally accepted accounting principles. The inventories and supplies for the Business are at reasonably adequate levels for the continuation of the Business in the ordinary course.

     SECTION 2.32   Disclosure.  All Documents delivered or to be
                    ----------
delivered by or on behalf of the Sellers in connection with this Agreement and the transactions contemplated hereby are true, complete and correct. Neither this Agreement, nor any of the other Documents contains any untrue statement of a material fact or omits a material fact necessary to make the statements made by Sellers herein or therein, in light of the circumstances in which made, not misleading. There is no fact known to the Sellers which has specific application to the Company and materially and adversely affects the business or financial condition of the Company or its properties or assets, which has not been set forth in the Documents.

                            ARTICLE 3
                            ---------
           REPRESENTATIONS AND WARRANTIES OF THE BUYER
           -------------------------------------------

     As an inducement to the Sellers to enter into this Agreement and to consummate the transactions contemplated hereby, the Buyer represents and warrants to the Sellers as follows:

     SECTION 3.1    Organization.   Steel Technologies Inc. is a
                    ------------
corporation duly organized, validly existing and in good standing under the laws of the State of Kentucky and is duly qualified to transact business as a foreign corporation in each jurisdiction in which the failure to so qualify would have a material adverse impact on the Buyer's ability to purchase the Common Stock pursuant to the Documents and perform its obligations under the Documents.

     SECTION 3.2    Corporate Power and Authority.  The Buyer has
                    -----------------------------
the absolute and unrestricted right and authority to execute, deliver and perform the Documents. The execution, delivery and performance of the Documents contemplated hereby and the consummation and performance of the transactions contemplated hereby and thereby have been duly authorized and approved by all necessary corporate action of the Buyer. Upon the Buyer's execution and delivery of the Documents, the Documents will constitute the legal, valid and binding obligation of the Buyer enforceable against the Buyer in accordance with their terms, subject to bankruptcy, reorganization, insolvency and other similar laws affecting the enforcement of creditor's rights in general.

     SECTION 3.3    No Conflict.  Neither the execution and
               -----------
     delivery by the Buyer the Documents, the consummation by the Buyer of the transactions contemplated hereby or thereby, nor the performance by the Buyer of the Documents in compliance with the terms and conditions hereof and thereof will not (i) violate, conflict with or result in any breach of any trust agreement, articles of incorporation, bylaw, judgment, decree, order, statute or regulation applicable to the Buyer, (ii) violate, conflict with or result in a breach of or default (or give rise to any right of termination, cancellation or acceleration) under any law, rule or regulation or any judgment, decree, order, governmental permit, license or order or any of the terms, conditions or provisions of any mortgage, indenture, note, license, agreement or other instrument to which the Buyer is a party, or (iii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to the Buyer.

     SECTION 3.4    Acquisition of Stock for Investment.  The
                    -----------------------------------
Buyer is acquiring the shares of Common Stock for investment and not with a view toward, or for sale in connection with, any distribution thereof, nor with any present intention of distributing or selling such shares of Common Stock. The Buyer agrees that such shares of Common Stock may not be sold, transferred, offered for sale, pledged, hypothecated or otherwise disposed of without registration under the Securities Act of 1933, as amended, except pursuant to an exemption from registration available under such Act. Buyer will not sell, offer to sell or solicit offers to buy any of the shares of Common Stock in violation of the Securities Act of 1933 or the securities law of any state. Buyer understands that the shares of Common Stock have not been registered under federal or any state's securities laws.

     SECTION 3.5    Broker's or Finder's Fees.  No agent, broker,
                    -------------------------
person or firm acting on behalf of the Buyer is, or will be, entitled to any commission or broker's or finder's fees from the Buyer, or from any person controlling, controlled by or under common control with the Buyer, in connection with any of the transactions contemplated herein.

     SECTION 3.6    Financial Statements.  Buyer has delivered to
                    --------------------
Sellers true and complete copies of Buyer's consolidated financial statement for fiscal year ended September 30, 1997 with independent auditor's report. Such Financial Statement has been prepared in accordance with generally accepted accounting principles consistently applied and were prepared from the books and records of Buyer. Such books and records are complete and correct in all material respects, accurately reflect all material transactions of Buyer, and have been made available to the
Sellers for examination.   Since September 30, 1997, (i) there
has been no material change in the assets, liabilities or financial condition of Buyer from that reflected in such Financial Statement except for changes in the ordinary course of business consistent with past practice and which have not been materially adverse, and (ii) none of the business, financial conditions, operations or property of Buyer has been materially adversely affected by any occurrence, individually or in the aggregate, whether or not insured against.

     SECTION 3.7    Buyer's Public Documents.  Buyer has
                    ------------------------
delivered to the Sellers true and complete copies of (i) Buyer's annual report on form 10-K for the year ended September 30, 1997;
(ii) Buyer's quarterly report on form 10-Q for the quarter ended March 31, 1998; (iii) Buyer's 1997 annual report to shareholders; and (iv) Buyer's definitive proxy statement relating to its 1998 annual shareholders meeting.

     SECTION 3.8    Disclosure.  All Documents delivered or to be
                    ----------
delivered by or on behalf of the Buyer in connection with this Agreement and the transactions contemplated hereby are true, complete and correct in every material respect. Neither this Agreement, nor any of the other Documents contains any untrue statement of a material fact or omits a material fact necessary to make the statements made by Buyer herein or therein, in light of the circumstances in which made, not misleading. There is no fact known to the Buyer which has specific application to Buyer and may have a material adverse affect on the Buyer's ability to perform its obligations under the Documents, which has not been set forth in the Documents.

     SECTION 3.9    Due Diligence Investigation.  The buyer has
                    ---------------------------
done an exhaustive "due diligence" investigation relative to all of the representations and warranties of the Seller including but not limited to the financial condition of the company, and environmental matters involving the real estate which is part of the assets being acquired; further, that the seller and the seller's professionals including but not limited to its accountant and attorney along with Seller's employees have cooperated to the fullest extent with the buyer; and further that the buyer through this diligence investigation is completely satisfied with its findings and determinations to the extent that information disclosed is true, accurate, and complete.

                            ARTICLE 4
                            ---------
                    COVENANTS AND AGREEMENTS
                    -------------------------

     SECTION 4.1    Cooperation.  Each of the parties hereto
                    -----------
shall use their best efforts in good faith to perform and fulfill all conditions and obligations to be fulfilled or performed by it hereunder to the end that the transactions contemplated hereby will be fully and timely consummated.

     SECTION 4.2    Best Efforts.  Sellers and Buyer shall each
                    ------------
use their best efforts to procure upon reasonable terms and conditions all consents and approvals, completion of all filings, all registrations and certificates, and satisfaction of all other requirements prescribed by law which are necessary for the consummation of the transactions contemplated by this Agreement and the Buyer's ownership and operation of the Company's Business after the Effective Date. Prior to the Closing Date, the Sellers will use their best efforts to preserve Company's relationships with its employees, customers and others having business relationships with the Company.

     SECTION 4.3    Tax Returns.  The Company shall cause to be
                    -----------
prepared and timely filed, at its sole expense, all of Company's required tax returns for all periods ending on or prior to the Effective Date.

     SECTION 4.4    Investigations.  Sellers shall give Buyer and
                    --------------
its employees, accountants, attorneys and other authorized representatives full access during all reasonable times to all the premises, properties, books and records, and furnish Buyer with such financial and operating data, analyses and other information of any kind respecting Company's business and properties as Buyer shall from time to time request. Any investigation shall be conducted in a manner which does not unreasonably interfere with business operations.

     SECTION 4.5    Conduct of Business in the Ordinary Course.
                    ------------------------------------------
Sellers shall cause the Company to conduct its business only in the ordinary course from the date thereof through Closing. By way of amplification and not limitation, except as otherwise provided herein, Sellers shall cause the Company, without the prior written consent of Buyer, not to do any of the following except as permitted and contemplated by this Agreement:
(i) borrow or agree to borrow any amount of funds or incur any liability or obligation of any nature (whether accrued, absolute, contingent or otherwise), or guarantee or agree to guarantee any obligations of others, (ii) cancel any indebtedness owing to it or any claims that it might possess, waive any material rights of substantial value or sell, lease, encumber, transfer or otherwise dispose of, or agree to sell, lease, encumber, or otherwise dispose of its assets or permit any of its assets to be subjected to any mortgage, pledge, lien, security interest, encumbrance, restriction or charge of any kind, (iii) make any capital expenditure or commitment therefor, (iv) declare or pay any dividend or make any distribution on any shares of its capital stock or redeem, purchase or otherwise acquire any shares of its capital stock or any option, warrant or other right to purchase or acquire any such shares, (v) increase its indebtedness for borrowed money or make any loan to any Person, (vi) write off as uncollectible any notes or accounts receivable, (vii) make any material change in any method of accounting or auditing practice,
(viii) make any payment or payments to any person, firm, or entity other than to reduce or eliminate liabilities which Roberts would make in the normal and ordinary course of business,
(ix) increase the wages or other compensation to salaried employees without Buyer's consent, (x) fail to maintain current property, casualty, and liability insurance on Roberts' assets and operations, (xi) enter into any contract with a customer in excess of Five Hundred Thousand Dollars ($500,000) without notice and discussion with Buyer, (xii) contract to sell any buildings, facilities, equipment or machinery without Buyer's consent,
(xiii) otherwise conduct its business or enter into any transaction, except in the usual and ordinary manner, or
(xiv) agree, whether or not in writing, to do any of the foregoing.

     SECTION 4.6    Preservation of Business.  Sellers shall
                    ------------------------
cause the Company to use its best efforts to preserve the possession and control of all of its assets and Business, to preserve the goodwill of its customers and others with whom it has business relations, and to do nothing to impair its ability to keep and preserve its Business as it exists on the date of this Agreement.

     SECTION 4.7    Sellers' Notification of Material Changes and
                    ---------------------------------------------
Litigation.  Sellers shall provide Buyer with prompt written
----------
notice, accompanied by a reasonably detailed description and analysis, (a) of any material adverse, or to the knowledge of Sellers, potentially material adverse change in the condition, earnings or business of Company, (b) of any event or condition of any character (whether actual or, to the knowledge of Sellers, threatened) pertaining to the financial condition, business or, to the knowledge of Sellers, assets of Company that has materially and adversely affected, or has a substantial possibility of materially and adversely affecting any of such financial condition, business or assets, or causing any of such business to be carried on materially less profitably than prior to the date of this Agreement, and (c) of all claims, regulatory proceedings and litigation (whether actual or, to the knowledge of Sellers, threatened and whether or not material) against or involving Company or (where such actual or threatened claims, regulatory proceedings or litigation arise in connection with actions taken or alleged to be taken by any officer, employer or director of Company in any capacity as an officer, employee or director of Company). Such adverse or potentially adverse material changes or such claims, proceedings or litigation shall include, without limitation, any adverse or potentially adverse material change in or any litigation arising in connection with any item or matter reported on any schedule, exhibit or document delivered by Sellers to Buyer in connection with this Agreement.

     SECTION 4.8    Buyer's Notification of Material Changes and
                    --------------------------------------------
Litigation.   Buyer shall provide Sellers  with prompt written
----------
notice, accompanied by a reasonably detailed description and analysis, (a) of any material adverse, or to the knowledge of Buyer, potentially material adverse change in the condition, earnings or business of Company, (b) of any event or condition of any character (whether actual or, to the knowledge of Buyer, threatened) pertaining to the financial condition, business or assets of Buyer, and (c) of all claims, regulatory proceedings and litigation (whether actual or, to the knowledge of Buyer, threatened) against or involving Buyer or (where such actual or threatened claims, regulatory proceedings or litigation arise in connection with actions taken or alleged to be taken by any officer, employer or director of Buyer in any capacity as an officer, employee or director of Buyer), all in the case that such event has a substantial possibility of materially and adversely affecting the ability of Buyer to perform its obligations under the Documents.

                            ARTICLE 5
                            ---------
              CONDITIONS TO THE BUYER'S OBLIGATIONS
              -------------------------------------

     The obligation of the Buyer to make deliveries to the Sellers pursuant to Section 1.3 hereof and to consummate the other transactions contemplated hereby is subject to the satisfaction, on or before the Closing Date, of the following conditions each of which may be waived by the Buyer in its sole discretion:

     SECTION 5.1    Intra-Company Debt.  All indebtedness of the
                    ------------------
Company and Sellers to the other and all indebtedness of other directors, officers and employees of the Company to the Company shall have been repaid in full and the Sellers shall have delivered to the Buyer a certificate, dated the Closing Date, to such effect.

     SECTION 5.2    Representations, Warranties and Covenants.
                    -----------------------------------------
The representations and warranties of Sellers herein contained shall be true in all respects as stated herein, both when made and with the same effect as though made again as of the Closing Date except to the extent of changes permitted by the terms of this Agreement or where specifically applicable to the date as to which made. Sellers shall have performed all obligations and complied with all covenants required by this Agreement to be performed or complied with by Sellers prior to the Closing Date. In addition, Sellers shall have delivered to Buyer their certificate dated as of the Closing Date, to the effect that, except as disclosed in the certificate, they do not know of any breach of any representation or warranty made by Sellers in this Agreement or any failure to perform any covenant made by the Seller of Sellers where made jointly and severally herein.

     SECTION 5.3    Consents.  Except as set forth on
                    --------
Schedule 5.3, all requisite governmental approvals and consents
------------
of third parties identified on such schedule or otherwise identified by the Sellers as required to be received to prevent any material license, permit or agreement relating to the Business from terminating prior to its scheduled termination, as a result of the consummation of the transactions contemplated hereby, shall have been obtained.

     SECTION 5.4    Employment Agreement. James E. Witkowski has
                    --------------------
entered into an Employment Agreement with the Company in substantially the form attached hereto as Exhibit B(1) (the
"Employment Agreement").

     SECTION 5.4.1  Employment Agreement. Richard H. Barrett has
                    --------------------
entered into an Employment Agreement with the Company in substantially the form attached hereto as Exhibit B(2)(the
"Employment Agreement").

     SECTION 5.5    Noncompetition Agreement. James E. Witkowski,
                    ------------------------
has entered into a Noncompetition Agreement with Buyer and Company in substantially the form attached hereto as Exhibit C(1)
(the "Noncompetition Agreement").

     SECTION 5.5.1  Noncompetition Agreement. Richard H. Barrett
                    ------------------------
has entered into a Noncompetition Agreement with Buyer and Company in substantially the form attached hereto as Exhibit C(2)
(the "Noncompetition Agreement").

     SECTION 5.5.2  Lease and Contract Termination.  J.R.
                    ------------------------------
Properties and Roberts Steel Company have terminated the Lease and Contract.

     SECTION 5.5.3  Operating Lease.  J.R. Properties has entered
                    ---------------
into an Operating Lease with Company in substantially the form attached hereto as Exhibit D (the "Operating Lease").

     SECTION 5.5.4  Stock Redemption Agreement Termination.
                    --------------------------------------
Richard H. Barrett and James E. Witkowski have terminated the Stock Redemption Agreement entered into on March 22, 1996.

     SECTION 5.6    No Actions, Suits or Proceedings.  As of the
                    --------------------------------
Closing Date, no action, suit, investigation or proceeding brought by any person, corporation, governmental agency or other entity shall be pending or, to the knowledge of the Sellers, threatened, before any court or governmental body (i) to restrain, prohibit, restrict or delay, or to obtain damages or a discovery order in respect of this Agreement or the consummation of the transactions contemplated hereby, or (ii) which has had or may have a materially adverse effect on the condition, financial or otherwise, or prospects of the Company. No order, decree or judgment of any court or governmental body shall have been issued restraining, prohibiting, restricting or delaying, the consummation of the transactions contemplated by this Agreement. No insolvency proceeding of any character including without limitation, bankruptcy, receivership, reorganization, dissolution or arrangement with creditors, voluntary or involuntary, affecting the Company shall be pending, and the Company shall not have taken any action in contemplation of, or which would constitute the basis for, the institution of any such proceedings and the Sellers shall have delivered to the Buyer a certificate, dated the Closing Date, to such effect.

     SECTION 5.7    Opinion of Counsel to the Sellers.  The Buyer
                    ---------------------------------
shall have received from counsel to Sellers ("Counsel to Sellers"), an opinion, dated as of the Closing Date, in form and substance reasonably satisfactory to Buyer, and to the following effect:

          (a) The Company is a corporation duly organized and validly existing under the laws of the State of Ohio. The Company is not qualified to do business as a foreign corporation in any other state. To the knowledge of Counsel to Sellers, the nature of the Company's business does not require Company to be licensed or qualified in any other jurisdiction where the failure to be so qualified would have a material adverse affect on the business or properties of the Company. The Company has the corporate power and authority to own, lease, operate and hold its properties and to carry on its business as now conducted;

          (b) To the knowledge of Counsel to Sellers, (i) each Seller has full legal power, capacity and authority to execute and deliver the Documents and to consummate the transactions contemplated thereby; and (ii) the Documents have been duly and validly executed and delivered by each Seller and constitute the legal, valid and binding obligation of each such Seller, enforceable against such Seller in accordance with their terms subject to bankruptcy, reorganization, insolvency and other similar laws affecting the enforcement of creditor's rights in general and to general principals of equity (regardless of whether considered in a proceeding in equity or an action at law);

          (c) The Company has authorized capital consisting of One Thousand (1000) shares of common stock, of which Eight Hundred Ten (810) shares are issued and outstanding and One Hundred Ninety (190) shares are held as treasury stock. All of the outstanding shares of the Company have been duly authorized and validly issued and are fully paid and nonassessable. None of the outstanding shares of the Company have been issued in violation of any preemptive right. To the knowledge of Counsel to Sellers, there are no outstanding options, warrants, rights, calls, commitments, conversion rights, rights of exchange, plans or other agreements of any character providing for the purchase, issuance or sale of any shares of capital stock of the Company, other than as contemplated by this Agreement;

          (d) To the knowledge of Counsel to Sellers, the Company has no subsidiaries and does not own, directly or indirectly, any capital stock or other equity or ownership or proprietary interest in any other corporation, partnership, association, trust, joint venture or other entity and it has been disclosed to Buyer that Witkowski owns Ameritech and Barrett owns Chris Industries, a dormant corporation;

          (e) No registration or filing with, or consent or approval of or other action by, any Federal, state or other governmental agency or instrumentality is or will be necessary for the valid execution, delivery and performance by Sellers of this Agreement;

          (f) To the knowledge of Counsel to Sellers, except as disclosed on the Schedules hereto, there is no (i) action, suit, claim, proceeding or investigation pending or threatened against or affecting the Company (whether or not such Company is a party or prospective party thereto), at law or in equity, or before or by any Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign which if a determination is rendered against the Company would materially impact the Company, (ii) arbitration proceeding pending relating to the Company or (iii) governmental inquiry pending or threatened against or involving the Company, and there is no basis for any of the foregoing. To the knowledge of Counsel to Sellers, the Company has not received any opinion or memorandum or legal advice from legal counsel to the effect that it is exposed, from a legal standpoint, to any liability or disadvantage which may be material to the business, prospects, financial condition, operations, property or affairs of the Company. To the knowledge of Counsel to Sellers, there are no outstanding orders, writs, judgments, injunctions or decrees served upon the Company by any court, governmental agency or arbitration tribunal against the Company. To the knowledge of Counsel to Sellers, there are no facts or circumstances which may result in institution of any action, suit, claim or legal, administrative or arbitration proceeding or investigation against, involving or affecting the Company or the transactions contemplated hereby. To the knowledge of Counsel to Sellers, except as disclosed on the Schedules hereto, the Company is not in default with respect to any order, writ, injunction or decree known to or served upon it from any court or of any Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign.
To the knowledge of Counsel to Sellers, except as disclosed on the Schedules hereto, there is no action or suit by the Company pending or threatened against others;

          (g) The Employment Agreements have been duly executed and delivered by, and constitute the legal, valid and binding obligation of each Employee thereunder, enforceable against him in accordance with its terms subject to bankruptcy, reorganization, insolvency and other similar laws affecting the enforcement of creditor's rights in general and to general principals of equity (regardless of whether considered in a proceeding in equity or an action at law);

          (h) The Noncompetition Agreements have been duly executed and delivered by, and constitute the legal, valid and binding obligation of each Seller thereunder, enforceable against him in accordance with its terms subject to bankruptcy, reorganization, insolvency and other similar laws affecting the enforcement of creditor's rights in general and to general principals of equity (regardless of whether considered in a proceeding in equity or an action at law); and


          (i) The Lease and Contract Termination and the Operating Lease have been duly executed and delivered by, and constitute the legal valid and binding obligation of J.R. Properties, enforceable in accordance with its terms, subject to bankruptcy, reorganization, insolvency and other similar laws affecting the enforcement of creditor's rights in general and to general principals of equity (regardless of whether considered in a proceeding in equity or an action at law); and

          (j) The Stock Redemption Agreement Termination has been duly executed and is effectively terminated in accordance with its terms.

          (k) The execution and delivery of the Documents, the consummation of the transactions contemplated hereby and thereby, and the performance of the Documents in compliance with the terms and conditions hereof and thereof by the Sellers will not, to the knowledge of Counsel to Sellers, (i) violate, conflict with or result in any breach of any trust agreement, articles of incorporation, bylaw, judgment, decree, order, statute or regulation applicable to the Company, (ii) violate, conflict with or result in a breach, default or termination or give rise to any right of termination, cancellation or acceleration of the maturity of any payment date of any of the obligations of the Company or increase or otherwise affect the obligations of the Company under any law, rule, regulation or any judgment, decree, order, governmental permit, license or order or any of the terms, conditions or provisions of any mortgage, indenture, note, license, agreement or other instrument or obligation related to the Company or to the Seller's ability to consummate the transactions contemplated hereby or thereby, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained in writing and provided to the Buyer, or (iii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to the Company.

     SECTION 5.8    Investigation Satisfactory.  The Buyer shall
                    --------------------------
be satisfied in all respects with the results of its investigation of the properties, customers, prospects and affairs of the Sellers and the Company.

     SECTION 5.9    Closing Documents.  The Sellers shall have
                    -----------------
delivered all of the resolutions, certificates, documents and instruments required by this Agreement.

     SECTION 5.10   Approval of the Buyer and Its Counsel.  All
                    -------------------------------------
actions, proceedings, consents, instruments and documents required to be delivered by, or at the behest or direction of, the Sellers hereunder or incident to their performance hereunder, and all other related matters, shall be reasonably satisfactory as to form and substance to the Buyer and its counsel.

     SECTION 5.11   Release of Claims.  The Claims set forth on
                    -----------------
Schedule 2.1 shall have been released in full to Buyer's satisfaction.


                            ARTICLE 6
                            ---------
             CONDITIONS TO THE SELLERS' OBLIGATIONS
             --------------------------------------

     The obligation of the Sellers to transfer the Common Stock to the Buyer and to consummate the other transactions contemplated hereby is subject to the satisfaction, on or before the Closing Date, of the following conditions, each of which may be waived by the Sellers in their sole discretion:

     SECTION 6.1    Representations, Warranties and Covenants.
                    -----------------------------------------
The representations and warranties of Buyer herein contained shall be true in all respects as stated herein, both when made and with the same effect as though made again as of the Closing Date except to the extent of changes permitted by the terms of this Agreement or except for breaches of representations and warranties which would not have a material adverse effect on the Buyer's ability to pay its obligations under this Agreement. Buyer shall have performed all obligations and complied with all covenants required by this Agreement to be performed or complied with by Buyer prior to the Closing Date. In addition, Buyer shall have delivered to Sellers its certificate dated as of the Closing Date and signed by one of its officers, to the effect that, except as disclosed in the certificate, he does not know of any breach of any representation or warranty made by Buyer in this Agreement, or of any failure to perform any covenant made by Buyer herein or to satisfy any condition to Buyer's obligations to effect the transactions contemplated by this Agreement which would have a material adverse effect on the Buyer's ability to pay its obligations under this Agreement.

     SECTION 6.2    No Actions, Suits or Proceedings.  As of the
                    --------------------------------
Closing Date, no action, suit, investigation or proceeding brought by any person, corporation, governmental agency or other entity shall be pending or, to the knowledge of the parties to this Agreement, threatened, before any court or governmental body to restrain, prohibit, restrict or delay, or to obtain damages or a discovery order in respect of this Agreement or the consummation of the transactions contemplated hereby. No order, decree or judgment of any court or governmental body shall have been issued restraining, prohibiting, restricting or delaying, the consummation of the transactions contemplated by this Agreement. No insolvency proceeding of any character including without limitation, bankruptcy, receivership, reorganization, dissolution or arrangement with creditors, voluntary or involuntary, affecting the Buyer shall be pending, and the Buyer shall not have taken any action in contemplation of, or which would constitute the basis for, the institution of any such proceedings and Buyer shall have delivered to Sellers a certificate, dated Closing Date, to such effect.

     SECTION 6.3    Closing Payments.  Buyer shall have delivered
                    ----------------
the closing payments required by Section 1.3(a).

     SECTION 6.4    Promissory Note. Buyer shall have duly
                    ---------------
executed and delivered the Promissory Note in the form set forth in Exhibit A.

     SECTION 6.5    Employment Agreements. The Company shall have
                    ---------------------
entered into the Employment Agreements with James E. Witkowski and in the form set forth in Exhibit B(1).

     SECTION 6.6    Employment Agreements.  Company shall have
                    ---------------------
entered into the Employment Agreement with Richard H. Barrett, in the form attached hereto as Exhibit B(2).

     SECTION 6.7    Noncompetition Agreements. Buyer and Company
                    -------------------------
shall have entered into the Noncompetition Agreement with James
E. Witkowski in substantially the form attached hereto as Exhibit
C(1).

     SECTION 6.8    Noncompetition Agreements. Buyer and Company
                    -------------------------
shall have entered into the Noncompetition Agreement with Richard
H. Barrett in substantially the form attached hereto as Exhibit
C(2).

     SECTION 6.9    Operating Lease.  The Company shall have
                    ---------------
entered into the Operating Lease with J.R. Properties in substantially the form attached hereto as Exhibit D.

     SECTION 6.10   Opinion of Counsel to Buyer.  The Sellers
                    ---------------------------
shall have received from John M. Baumann, Jr. counsel to Buyer, an opinion dated as of the Closing Date, in form and substance reasonably satisfactory to Sellers, and to the following effect:

          (a) Steel Technologies Inc. is a corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Kentucky and is duly qualified to transact business as a foreign corporation in each jurisdiction in which the failure to so qualify would have a material adverse impact on the Buyer's ability to pay its obligations under this Agreement;

          (b) The Buyer has the corporate power and authority to execute, deliver and perform the Agreement and the other Documents. The execution, delivery and performance of the Agreement and the other Documents and the consummation of the transactions contemplated hereby and thereby have been duly and validly executed and delivered by Buyer and constitute the legal, valid and binding obligations of Buyer enforceable against Buyer in accordance with their terms subject to bankruptcy, reorganization, insolvency and other similar laws affecting the enforcement of creditor's rights in general and to general principals of equity (regardless of whether considered in a proceeding in equity or an action at law); and

          (c) The execution and delivery of the Agreement and the other Documents, the consummation of the transactions contemplated hereby and thereby, and the performance of the Agreement and such other agreements in compliance with the terms and conditions hereof and thereof by the Buyer will not (i) violate, conflict with or result in any breach of any trust agreement, articles of incorporation, bylaw, judgment, decree, order, statute or regulation applicable to the Buyer, (ii) violate, conflict with or result in a breach of or default (or give rise to any right of termination, cancellation or acceleration) under any law, rule or regulation or any judgment, decree, order, governmental permit, license or order or any of the terms, conditions or provisions of any mortgage, indenture, note, license, agreement or other instrument to which the Buyer is a party, or (iii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to the Buyer.

     SECTION 6.11   Closing Documents.  The Buyer shall have
                    -----------------
delivered all of the resolutions, certificates, documents and instruments required by this Agreement.

     SECTION 6.12   Approval of the Sellers and Their Counsel.
                    -----------------------------------------
All actions, proceedings, consents, instruments and documents required to be delivered by, or at the behest or direction of, the Buyer hereunder or incident to its performance hereunder, and all other related matters, shall be reasonably satisfactory as to form and substance to the Sellers and their counsel.

                            ARTICLE 7
                            ---------
           THE CLOSING AND CERTAIN CLOSING DELIVERIES
           ------------------------------------------

     SECTION 7.1    Time and Place of Closing.  Upon the terms
                    -------------------------
     and subject to the satisfaction or waiver of the conditions contained in this Agreement, the closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Steel Technologies Inc., Louisville, Kentucky at 9:00 am on July 1, 1998 or on such other date and time as may be mutually agreed upon by the parties (the "Closing Date"). The transactions contemplated by this Agreement shall be effective as of the close of business (the "Effective Time") on June 30, 1998 (the "Effective Date").

     SECTION 7.2    Deliveries by the Sellers.  At the Closing,
                    -------------------------
the Sellers will deliver or cause the Company to deliver to the Buyer the following:

          (a) Stock certificates representing all of the issued and outstanding shares of Common Stock owned by the Sellers duly endorsed in blank or duly executed instruments of transfer and any other documents that are necessary to transfer to the Buyer good and title to all issued and outstanding shares of Common Stock;

          (b) The stock books, stock ledgers, minute books, and other corporate records of the Company;

          (c) Resignations dated the Closing Date of all of the directors and officers of the Company as designated by the Buyer;

          (d) All required consents of third parties to the sale conveyance, transfer, assignment and delivery of the Common Stock of the Company hereunder;

          (e) A certificate of the Secretary of the Company certifying as of the Closing Date (i) a true, correct, and complete copy of the Articles of Incorporation of the Company and all amendments thereto as in effect on the Closing Date; (ii) a true, correct, and complete copy of the bylaws of the Company and all amendments thereto as in effect on the Closing Date; and
(iii) Certificate of Existence from the Ohio Secretary of State;

          (f) The certificate of the Sellers required by Sections 5.2 and 5.6;

          (g) The affidavit of each Seller certifying as to his non-foreign status in accordance with Section 1445(b)(2) of the Code;

          (h) The Employment Agreements required by Section 5.4 and 5.4.1 above;

          (i)  The Noncompetition Agreements required by Section
5.5 and 5.5.1 above;

          (j)  The Lease and Contract Termination required by
Section 5.5.2 above;

          (k) The Operating Lease required by Section 5.5.3 above;

          (l) The Stock Redemption Agreement Termination required by Section 5.5.4 above;

          (m)  The Opinion of Sellers' Counsel required by
Section 5.7 above;

          (n) A Release from each Seller which releases the Company from any and all claims, known or unknown, contingent or direct, which he may have against the Company as of the Closing Date, other than claims arising under this Agreement and the other Documents and the transactions contemplated hereby;

          (o) All other documents, instruments and writings required to be delivered by the Sellers at or prior to the Closing Date pursuant to this Agreement or the other Documents or otherwise required in connection herewith.

     SECTION 7.3    Deliveries by the Buyer.  At the
                    -----------------------
Closing, the Buyer will deliver the following to or for the account of Sellers:

          (a) The Closing Payments required by Section 1.3(a) above;

          (b)  The Promissory Note required by Section 1.3(b);

          (c) The Employment Agreements required by Section 5.4 and 5.4.1;

          (d)  the Noncompetition Agreements required by Section
               5.5 and 5.5.1 above;

          (e)  The Operating Lease required by Section 5.5.3;

          (f)  The Opinion of Buyer's Counsel required by Section
5.7 above;

          (g) All other documents, instruments and writings required to be delivered by the Buyer at or prior to the Closing
Date pursuant to this Agreement or the other Documents or otherwise required in connection herewith.

                            ARTICLE 8
                            ---------
                           TERMINATION
                           -----------

     SECTION 8.1    Breaches.  Buyer may, in addition to other
                    --------
remedies which may be available, upon prior written notice, terminate this Agreement prior to closing in the event either Seller materially breaches any representation, warranty or covenant in this Agreement or upon the failure and nonwaiver of any condition precedent set out in Article 5 unless within ten
(10) days after the written notice from the Buyer, such Seller shall have cured such breach or failure to the reasonable satisfaction of Buyer. Sellers may, in addition to other remedies which may be available, upon prior written notice, terminate this Agreement prior to closing in the event Buyer materially breaches any representation, warranty or covenant in this Agreement or upon the failure and nonwaiver of any condition precedent set out in Article 6 unless within ten (10) days after the written notice from Sellers, Buyer shall have cured such breach or failure to the reasonable satisfaction of Sellers.

                            ARTICLE 9
                            ---------
              SURVIVAL; INDEMNIFICATION AND OFFSET
              ------------------------------------

     SECTION 9.1    Survival. All representations and warranties
                    --------
in this Agreement and the other Documents shall survive the Closing of the purchase of the Common Stock contemplated hereby for a period of three years except that (a) claims, if any, asserted in writing prior to such year identified as a claim for indemnification pursuant to this Article shall survive until finally resolved and satisfied in full, (b) tax claims arising from a breach of Sections 2.27, shall survive for the full period of the applicable statute of limitations, and until finally resolved and satisfied in full if asserted on or prior to the expiration of any such period, and (c) contingent liabilities claims arising from a breach of Section 2.21, 2.26 and 2.28 shall the closing for a period of one year.

     SECTION 9.2    Indemnification by the Sellers.  Subject to
                    ------------------------------
the terms herein, the Sellers shall indemnify, defend, and hold the Company and the Buyer and their successors and assigns (the "Sellers' Indemnitees") harmless (which indemnification shall be several with regard to individual representations and warranties and joint and several with regard to joint and several representations and warranties) from, against and with respect to any claim, liability, obligation, loss, damage, assessment, judgment, cost and expense of any kind or character (the "Damages"), arising out of or attributable to:

          (a) Any breach of any representation or warranty of the Sellers contained in this Agreement except Section 2.29;

          (b) Any failure by the Sellers to perform or observe, or to have performed or observed, in full, any agreement to be performed or observed by any of them under this Agreement except
Section 2.29;

          (c) Any additional tax liability for examinations of any tax returns of the Company in progress as of the Effective
Date.

          (d) Any taxes due or assessed against the Company for periods ending on or prior to the Effective Date.

     Provided, however, that Sellers' Indemnities for indemnification related to Sections 2.21, 2.26, and 2.28 shall be limited to Two Hundred Fifty Thousand Dollars ($250,000) of the first year's Cash Earn-Out, if any, to be withheld from any Cash Earn-Out earned. Buyer's offset claims will be subject to notice to Sellers and a reasonable opportunity to cure prior to offset.

     SECTION 9.3    Notice to Sellers, Etc.  If any of the
                    -----------------------
matters as to which the Sellers' Indemnitees are entitled to receive indemnification under Section 9.2 should entail litigation with or claims asserted by parties other than the Sellers, the Sellers shall be given prompt notice thereof.

     SECTION 9.4    Indemnification by the Buyer.  The Buyer
                    ----------------------------
shall indemnify, defend, and hold the Sellers and their heirs, executors, and legal representatives (the "Buyer's Indemnitees") harmless from, against and with respect to any claim, liability, obligation, loss, damage, assessment, judgment, cost and expense of any kind or character (the "Damages"), arising out of or attributable to:

          (a) Any breach of any representation or warranty of the Buyer contained in this Agreement;

          (b) Any failure by the Buyer to perform or observe, or to have performed or observed, in full, any agreement or condition to be performed or observed by it under any of the Documents;

     SECTION 9.5    Notice to the Buyer, Etc.  If any of the
                    -------------------------
matters as to which the Buyer's Indemnitees are entitled to receive indemnification under Section 9.4 should entail litigation with or claims asserted by parties other than the Buyer, the Buyer shall be given prompt notice thereof.

     SECTION 9.6    Promissory Note Offset.  Barrett acknowledges
                    ----------------------
and agrees that the Buyer shall be entitled to offset against up to Two Hundred Thousand ($200,000) of the Promissory Note under the following conditions:

          (a) As soon as practicable but within thirty (30) days after the Closing Date, Company shall cause Ronald L. Simkoff, CPA, an independent accountant, to prepare a balance sheet of the Company immediately prior to the Effective Time (the "Closing Balance Sheet") setting forth the Net Shareholders' Equity of the Company using accrual accounting and in conformance with generally accepted accounting principles consistently applied (the "Net Shareholders' Equity") to be completed within forty-five (45) days of engagement. A copy of the Closing Balance Sheet shall be promptly furnished to Buyer and Sellers within sixty (60) days of the Closing Date. For purposes of this Section, "Net Shareholders' Equity" shall mean the net shareholder equity at the Closing Date determined in accordance with generally accepted accounting principles applied on a consistent basis.

     (b) In the event that Net Shareholders' Equity is not at least Two Million Two Hundred Thousand Dollars ($2,200,000) on the Closing Date, the Promissory Note shall be reduced by the amount that Net Shareholders' Equity is less than Two Million Two Hundred Thousand Dollars ($2,200,000) with said reduction not to exceed a reduction of the Promissory Note of Two Hundred Thousand Dollars ($200,000).

                           ARTICLE 10
                           ----------
                          MISCELLANEOUS
                          -------------

     SECTION 10.1   Knowledge of Sellers.  Where any
                    --------------------
representation or warranty contained in this Agreement is expressly qualified by reference to the knowledge of Sellers, each Seller confirms that the representation or warranty is correct to his best knowledge and that he has made due and diligent inquiry of the Company's President, and Vice President as to the matters that are the subject of such representations and warranties.

     SECTION 10.2   Knowledge of Buyer.  Where any representation
                    ------------------
or warranty contained in this Agreement is expressly qualified by reference to the knowledge of Buyer, Buyer confirms that it has made due and diligent inquiry of its President as to the matters that are the subject of such representations and warranties.

     SECTION 10.3   "Person" Defined.  "Person" shall mean and
                    ----------------
include an individual, a partnership, a joint venture, a corporation, a trust, an unincorporated organization and a government or other department or agency thereof.

     SECTION 10.4   "1997 Financial Statement" Defined.  "1997
                    ----------------------------------
Financial Statement" shall mean the Company's Financial Statement for Year Ended December 31, 1997 with Independent Auditor's
Report.

     SECTION 10.5   Knowledge of Sellers' Counsel.  Where any
                    -----------------------------
opinion of Sellers' counsel contained in this Agreement is stated to be based upon knowledge, the following definition shall apply: the term "to knowledge of Seller's counsel" means counsel reasonably believes that opinion, representation or warranty to be true, has no actual knowledge or notice that such opinion, representation or warranty is inaccurate or incomplete, has made inquiry of Sellers as to the accuracy and completeness of such opinion, representation or warranty and has relied upon Sellers' assurance of accuracy and completeness of such opinion, representation or warranty, but has no knowledge of any facts or circumstances which would render reliance thereon unjustified without further inquiry.

     SECTION 10.6   Notices.  All notices, requests, consents and
                    -------
other communications hereunder shall be in writing, shall be addressed to the receiving party's address set forth below or to such other address as a party may designate by notice hereunder, and shall be either (i) delivered by hand, (ii) sent by recognized overnight courier, (iii) made by telecopy or facsimile transmission, or (iv) sent by registered or certified mail, return receipt requested, postage prepaid.

     If to the Buyer:

          Bradford T. Ray
          Steel Technologies Ohio, Inc.
          15415 Shelbyville Road
          Louisville, KY  40245
          Fax:  502/245-3821

     With a copy to:

          John M. Baumann, Jr., Esq.
          Steel Technologies Ohio, Inc.
          15415 Shelbyville Road
          Louisville, KY l 40245
          Fax:  502/245-0542

     If to Sellers:

          Personal and Confidential
          -------------------------
          Richard H. Barrett
          c/o Roberts Steel Company
          2220 Joseph Lloyd Parkway
          Willoughby, OH  44096
          Fax:  440/946-4970

          Personal and Confidential
          -------------------------
          James E. Witkowski
          c/o Roberts Steel Company
          Personal & Confidential
          2220 Joseph Lloyd Parkway
          Willoughby, OH  44096
          Fax:  440/946-4970


     With copy to:

          Leonard F. Carr, Esq.
          Carr, Feneli, & Carbone
          1392 S.O.M. Center Road
          Mayfield Heights, OH  44124
          Fax:  440/473-0166

All notices, requests, consents and other communications hereunder shall be deemed to have been given (i) if by hand, at the time of the delivery thereof to the receiving party at the address of such party set forth above, (ii) if sent by overnight courier, on the next business day following the day such notice is delivered to the courier service, (iii) if made by telecopy or facsimile transmission, at the time that receipt thereof has been acknowledged by electronic confirmation or otherwise, or (iv) if sent by registered or certified mail, on the fifth business day following the day such mailing is sent. The address of any party herein may be changed at any time by written notice to the parties.

     SECTION 10.7   Entire Agreement.  This Agreement and the
                    ----------------
other Documents embody the entire agreement and understanding between the parties hereto with respect to the subject matter hereof and supersede all prior oral or written agreements and understandings relating to the subject matter hereof. No statement, representation, warranty, covenant or agreement of any kind not expressly set forth in the other Documents shall affect, or be used to interpret, change or restrict, the express terms and provisions of this Agreement.

     SECTION 10.8   Modifications and Amendments.  The terms and
                    ----------------------------
provisions of this Agreement may be modified or amended only by written agreement executed by all parties hereto.

     SECTION 10.9   Assignment/Binding Effect.  Neither this
                    -------------------------
Agreement, nor any right hereunder, may be assigned by any of the parties hereto without the prior written consent of the other parties. This Agreement shall be binding upon, and inure to the benefit of, the parties hereto and their respective heirs, personal representatives, successors and permitted assigns.

     SECTION 10.10  Parties in Interest.  Nothing in this
                    -------------------
Agreement, express or implied, is intended to confer upon any other person any rights or remedies of any nature whatsoever under or by reason of this Agreement. Nothing in this Agreement shall be construed to create any rights or obligations except among the parties hereto, and no person or entity shall be regarded as a third-party beneficiary of this Agreement.

     SECTION 10.11  Governing Law.  This Agreement and the rights
                    -------------
and obligations of the parties hereunder shall be construed in accordance with and governed by the internal laws of the State of Ohio without giving effect to the conflict of law principles thereof.

     SECTION 10.12  Arbitration.  Any dispute or difference
                    -----------
between the parties hereto arising out of or relating to this Agreement shall be finally settled by arbitration in accordance with the Commercial Rules of the American Arbitration Association by a qualified arbitrator. The Sellers, jointly, and the Buyer shall each choose and pay for an American Arbitration arbitrator who will thereupon agree upon a qualified arbitrator to decide the dispute. If either the Sellers or the Buyer fails to choose an arbitrator within thirty (30) days after notice of commencement of arbitration or if the two arbitrators fail to choose a third arbitrator within thirty (30) days after their appointment, the American Arbitration Association shall, upon the request of any party to the dispute or difference, appoint the arbitrator or arbitrators to constitute or complete the panel as the case may be. Arbitration proceedings hereunder may be initiated by either the Seller, jointly, or the Buyer making a written request to the American Arbitration Association, together with any appropriate filing fee, at the office of the American Arbitration Association in Cleveland, Ohio. All arbitration proceedings shall be held in Cleveland, Ohio. Any order or determination of the arbitral tribunal shall be final and binding upon the parties to the arbitration that may be entered in any court having jurisdiction, and shall provide the prevailing party's reasonable attorneys fees and arbitrator fee be paid by the non-prevailing party.

     SECTION 10.13  Severability.  In the event that any arbitral
                    ------------
tribunal of competent jurisdiction shall finally determine that any provision, or any portion thereof, contained in this Agreement shall be void or unenforceable in any respect, then such provision shall be deemed limited to the extent that such arbitral tribunal determines it enforceable, and as so limited shall remain in full force and effect. In the event that such arbitral tribunal shall determine any such provision, or portion thereof, wholly unenforceable, the remaining provisions of this Agreement shall nevertheless remain in full force and effect.

     SECTION 10.14  Interpretation.  The parties hereto
                    --------------
acknowledge and agree that: (i) the rule of construction to the effect that any ambiguities are resolved against the drafting party shall not be employed in the interpretation of this Agreement, and (ii) the terms and provisions of this Agreement shall be construed fairly as to all parties hereto and not in favor of or against any party, regardless of which party was generally responsible for the preparation of this Agreement.

     SECTION 10.15  Headings and Captions.  The headings and
                    ---------------------
captions of the various subdivisions of this Agreement are for convenience of reference only and shall in no way modify, or affect, or be considered in construing or interpreting the meaning or construction of any of the terms or provisions hereof.

     SECTION 10.16  Exhibits and Schedules.  All Exhibits and
                    ----------------------
Schedules attached hereto and/or referenced herein are incorporated herein. All disclosures on any Schedules are deemed disclosures for purposes of all Schedules notwithstanding the absence of express reference language or, at times, the inclusion of express reference language.

     SECTION 10.17  Reliance.  The parties hereto agree that,
                    --------
notwithstanding any right of any party to this Agreement to investigate the affairs of any other party to this Agreement, the party having such right to investigate shall have the right to rely fully upon the representations and warranties of the other party expressly contained herein.

     SECTION 10.18  Expenses.  Except as otherwise set forth
                    --------
hereinafter, each party shall pay its own fees and expenses (including the fees of any attorneys, accountants, appraisers or others engaged by such party, specifically excluding the cost of the Phase I environmental and building appraisal) incurred in connection with this Agreement and the transactions contemplated hereby whether or not the transactions contemplated hereby are consummated. Notwithstanding the foregoing, Company shall pay up to Fifteen Thousand Dollars ($15,000) of legal, accounting and professional expenses attributable to the transactions contemplated hereunder for services rendered or expenses incurred on or after April 30, 1998 and the Sellers shall be responsible for any amount of such costs and expenses in excess of Fifteen Thousand Dollars ($15,000).

     SECTION 10.19  Gender.  All pronouns and any variation
                    ------
thereof shall be deemed to refer to the masculine, feminine, neuter, singular, or plural as the identity of the person or entity or the context may require.

     SECTION 10.20  Publicity.  Except by the mutual agreement
                    ---------
between the Sellers and Buyer, no party shall issue any press release or otherwise make any public statement with respect to the execution of, or the transactions contemplated by, this Agreement except as may be required by law.

     SECTION 10.21  Counterparts.  This Agreement may be executed
                    ------------
in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


   [Remainder of this page has been intentionally left blank]


     IN WITNESS WHEREOF, the Buyer has caused this Agreement to be executed by its duly authorized officer and each Seller has executed this Agreement all as of the day and year first above written.
                    BUYER:

                    STEEL TECHNOLOGIES INC.



                    By:
                       ---------------------------------------
                         Bradford T. Ray
                         President and Chief Operating Officer


                    SELLERS:

                    ROBERTS STEEL COMPANY


                    ------------------------------------------
                    Richard H. Barrett
                    Shareholder


                    ------------------------------------------
                    James E. Witkowski
                    Shareholder



                                   EXHIBIT 13
                       1998 ANNUAL REPORT TO SHAREHOLDERS

Steel Technologies Inc.
Selected Financial Data
(Amounts in thousands, except per share data)

                                                Years ended September 30
                               ----------------------------------------------------------
INCOME STATEMENT DATA            1998        1997         1996        1995         1994
------------------------------------------------------------------------------------------
Sales                         $383,907    $ 345,624    $ 294,161   $ 252,730    $ 241,160
Cost of goods sold             339,811      308,448      253,845     222,121      210,131
Gross profit                    44,096       37,176       40,316      30,609       31,029
Selling, general and
 administrative expenses        22,144       19,989       18,811      16,185       14,544
Equity in net income
  of unconsolidated
  corporate joint venture          537        1,609        1,672       1,414        1,437
Operating income                22,489       18,796       23,177      15,838       17,922
Income before income taxes      16,410       13,123       18,169      11,298       16,606
Net income                       9,803        8,502       11,686       7,423       10,512
Diluted earnings per
  common share                 $  0.82      $  0.71      $  0.97     $  0.61      $  0.85
Diluted weighted average
  number of common
  shares outstanding            11,989       12,057       12,064      12,227       12,392
Basic earnings per
  common share                 $  0.82      $  0.71      $  0.98     $  0.61      $  0.87
Basic weighted average
  number of common
  shares outstanding            11,942       11,976       11,980      12,147       12,150
Cash dividends per
  common share                 $  0.10      $  0.10      $  0.09     $  0.08      $  0.07

                                                       September 30
                               ----------------------------------------------------------

BALANCE SHEET DATA               1998        1997         1996        1995         1994
------------------------------------------------------------------------------------------
Working capital               $ 80,319    $  90,317    $  65,265   $  53,385    $  70,511
Total assets                   266,481      257,510      217,141     194,730      200,413
Long-term debt                  88,300       97,190       67,260      68,645       60,805
Shareholders' equity           113,676      108,829      101,361      92,997       87,638

                                                 Years ended September 30
                               ----------------------------------------------------------
OTHER DATA                       1998        1997         1996        1995         1994
------------------------------------------------------------------------------------------
Capital expenditures, including
 acquisitions and investments
  in joint ventures           $ 25,414     $ 25,341     $  6,473    $ 37,914     $ 24,481
Shareholders' equity per
  common share                    9.81         9.07         8.47        7.67         7.21
Depreciation and amortization   11,860       10,500        9,535       7,157        5,030

Net income per share data for prior periods has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".





QUARTERLY FINANCIAL DATA (Unaudited)

Steel Technologies Inc.
Selected Quarterly Financial Data
(Amounts in thousands, except per share data)

Fiscal Year 1998                     First    Second     Third    Fourth
-------------------------------------------------------------------------
Sales                              $ 96,449  $101,287  $ 96,389  $ 89,782
Gross profit                         10,398    12,108    11,883     9,707
Net income                            2,491     3,234     2,857     1,221
Diluted earnings per common share     $0.21     $0.27     $0.24     $0.10
Basic earnings per common share       $0.21     $0.27     $0.24     $0.10


Fiscal Year 1997                     First     Second    Third    Fourth
-------------------------------------------------------------------------
Sales                              $ 78,030  $ 79,799  $101,082  $ 86,713
Gross profit                          9,404     8,271    10,840     8,661
Net income                            2,463     1,736     2,764     1,539
Diluted earnings per common share     $0.20     $0.14     $0.23     $0.13
Basic earnings per common share       $0.21     $0.15     $0.23     $0.13

MARKET PRICE AND DIVIDEND INFORMATION

Market Price and Dividend Information:

The Company's common stock trades on The Nasdaq Stock Market under the symbol STTX. At October 31, 1998, there were approximately 547 shareholders of record. The Company's current dividend policy provides for semiannual payments of cash dividends. The following table shows cash dividends and high and low prices for the common stock for each quarter of fiscal 1998 and 1997. Nasdaq National Market System quotations are based on actual transactions.

                              Stock Price
                          -------------------
Fiscal Year 1998            High        Low       Dividends
-----------------------------------------------------------
First Quarter             $13.000     $ 8.875       $ 0.05
Second Quarter            $12.250     $10.625
Third Quarter             $13.813     $ 9.563       $ 0.05
Fourth Quarter            $11.000     $ 6.625


                              Stock Price
                          --------------------
Fiscal Year 1997            High        Low       Dividends
------------------------------------------------------------
First Quarter             $13.625     $12.125       $ 0.05
Second Quarter            $13.625     $10.250
Third Quarter             $12.000     $ 9.250       $ 0.05
Fourth Quarter            $13.500     $10.563


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

When used in the following discussion, the word "expects" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions; cyclicality of demand in the steel industry, specifically in the automotive market; work stoppages, risks of year 2000 nonompliance or other business interruptions affecting automotive manufacturers; competitive factors such as pricing and availability of steel; reliance on key customers; and potential equipment malfunctions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

       Sales
  ($ in millions)

1994             241
1995             253
1996             294
1997             346
1998             384

Shareholders' Equity
  ($ in millions)

1994              88
1995              93
1996             101
1997             109
1998             114

      EBITDA*
  ($ in millions)

1994              23
1995              23
1996              33
1997              29
1998              34

*Earnings before interest, taxes, depreciation and amortization.

RESULTS OF OPERATIONS - FISCAL 1998 COMPARED TO FISCAL 1997

Steel Technologies posted sales of $383,907,000 in fiscal 1998, an increase of 11% from 1997 sales of $345,624,000. Atlantic Coil Processing (ACP) which was acquired on April 1, 1997, and is now known as Steel Technologies Carolinas, generated $50,000,000 in sales for fiscal 1998 compared to $25,500,000 for the six months of operations during fiscal 1997. The Roberts Steel Company (now a wholly owned subsidiary of Steel Technologies Ohio) acquisition on July 1, 1998 added $5,000,000 of revenues for the fourth quarter of 1998. Sales of existing Steel Technologies core steel processing operations remained comparable to the previous year. Tons shipped in 1998 increased by 18% while the average selling price of steel declined approximately 6% from a year ago. Revenues were adversely affected, mostly during the last quarter of fiscal 1998, by approximately $14,000,000 as a result of the General Motors strike. The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share and to develop a substantial amount of new business with both existing and new customers.

The capital investments completed in recent years added new capacity and increased the products and services offered to customers, creating new business opportunities and enhancing market share. In fiscal year 1998, the Company completed the start-up of the blanking operations of the Eminence, Kentucky manufacturing facility, expanded the Mexican operating capacity with additional steel processing equipment, and added a slitting line at the Ghent, Kentucky facility.

The gross profit margin increased to 11.5% in 1998 compared to 10.8% in 1997 as a result of customer and product mix improvements, increased productivity, a slight reduction in raw materials prices and other operating cost reductions. The Company expects stable and, in some cases, weakening in pricing of raw materials, especially in hot rolled steel, as new domestic steelmaking capacity additions and steel imports enter the market. However, should raw material prices increase, margins would be negatively impacted in the event that corresponding sales price increases are not passed on to customers. The production cost efficiencies associated with anticipated higher sales volumes is expected to positively impact gross margin. Additionally, the pickling facility and blanking lines are expected to increase the amount of higher margin toll processing revenue. Toll processing, primarily of customer-owned steel, generates higher gross margin percentages than the traditional processing of company-owned steel.

Steel Technologies continues to actively manage the level at which selling, general and administrative expenses are added to the cost structure. Sales, general and administrative costs increased at 11% in fiscal 1998, about the same rate as sales increases of 11% for the current year. Sales, general and administrative expenses were 5.8% of sales in 1998 and 1997, respectively.

The Company's share of the income of Mi-Tech Steel, Inc., an unconsolidated corporate joint venture, was $537,000 in 1998 and $1,609,000 in 1997. The slower than expected start up of the Decatur, Alabama operation and certain other factors affecting customer orders impacted Mi-Tech Steel's profitability as compared to 1997.

Interest expense increased to $6,079,000 in 1998 from $5,673,000 in 1997. The increase is the result of higher average borrowings used to finance capital projects and the acquisition of Steel
Technologies Ohio.

The effective income tax rate was approximately 39.5% in 1998 and 35.2% in 1997. The increase is attributable to a lower percentage of overall earnings from the Mi-Tech Steel joint venture which are not fully taxable to the Company.

RESULTS OF OPERATIONS - Fiscal 1997 Compared to Fiscal 1996

The Company posted sales of $345,624,000 in fiscal 1997, an increase of 17% from 1996 sales of $294,161,000. The revenues in fiscal 1997 benefited from the inclusion of $25,500,000 of revenues from Steel Technologies Carolinas. Revenues from the existing core steel processing operations increased approximately $26,000,000 or 9% in fiscal 1997 As a result of the Steel Technologies Carolinas acquisition and market share gains, tons shipped in 1997 increased by 20% while the average selling price compared to fiscal 1996 declined approximately 3%.

The gross profit margin decreased to 10.8% in 1997 compared to 13.7% in 1996 as a result of increases in the purchase price of raw materials from the primary steel mills. These purchase price increases were not fully offset by selling price increases to customers. During 1997, a number of steel mills experienced temporary production problems and work stoppages which negatively impacted the available supply of raw materials.

Sales increased 17% in fiscal 1997, while selling, general and administrative costs increased 6% in fiscal 1996. Selling, general and administrative expenses were 5.8% and 6.4% of sales in 1997 and 1996, respectively.

The Company's share of the net income of Mi-Tech Steel, Inc. was $1,609,000 in 1997 and $1,672,000 in 1996. The equity income decrease was principally the result of lower steel margins which offset the higher sales levels achieved in 1997.

Interest expense increased to $5,673,000 in 1997 from $5,008,000 in 1996. The increase is the result of higher average borrowings used to finance the acquisition of Steel Technologies Carolinas, capital additions and working capital needs of the Company in 1997.

The Company's effective income tax rate was 35.2% in 1997 compared to 35.7% in 1996. The lower rate in 1997 is reflective of the higher percentage of the Company's overall earnings generated by the Mi-Tech Steel joint venture.

Liquidity and Capital Resources

At September 30, 1998, Steel Technologies had $80,319,000 of working capital, maintained a current ratio of 2.6:1 and had total debt at 46% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and overall market. In fiscal 1998 the combination of increased sales levels and more effective inventory management resulted in increased inventory turnover and contributed to the generation of $34,636,000 of cash flows from operations.

The Company expects sales trends to remain strong in the 1999 fiscal year based on current backlog and order activity. Cash flows from operations and available borrowing capabilities are expected to meet the working capital needs associated with the higher sales levels.

Capital expenditures for 1998 totaled $14,186,000 excluding amounts for acquisitions and investments in joint ventures. Steel Technologies expanded production and processing capacity and added new processing capabilities over the last few years. The capital additions for all facilities, including current construction of the Berkley, South Carolina facility and expansion of Steel Technologies Ohio are expected to approximate
$12,000,000 for fiscal 1999.   The cash flows from operations and
proceeds from long-term debt financed the 1998 capital expenditures.

Investing activities in 1998 reflects the purchase of 100% of the common stock of Roberts Steel Company (now a wholly owned subsidiary of Steel Technologies Ohio) for approximately
$14,800,000 in cash, notes and assumption of liabilities. The
Company funded the transaction by borrowing approximately
$11,300,000 on the line of credit, issuing a $1,200,000 note payable to a former shareholder and assuming $2,300,000 in liabilities of Roberts.

Steel Technologies maintains an equity investment of approximately $8,739,000 in its Mexican subsidiary. In April 1998, the Company increased the ownership from 80% to 90%. In fiscal 1998, the Company invested approximately $3,100,000 for additional production equipment and expansion of the existing production facility in Mexico. The inflation rate in Mexico over the period ended September 30, 1998 and 1997 was over 100%, resulting in the Mexican economy being considered hyper-inflationary for financial reporting. Accordingly, the Company uses the monetary/non-monetary method of accounting. The impact on the Company's profitability is limited to the effect of currency fluctuations related to net monetary assets, which at September 30, 1998, was approximately $3,088,000. Due to the cost of hedging currency risks, the Company did not enter into any hedging arrangements.

The Company maintains an investment, principally in the preferred stock of Processing Technology, Inc., a corporate joint venture. The Company periodically evaluates the possible conversion of the preferred stock investment into common stock of Processing Technology, Inc. The decision to convert the investment to common stock will be based upon the joint venture attaining certain financial criteria established by Steel Technologies. Upon conversion, the Company would be obligated to guarantee a proportionate share, currently approximately $8,700,000 of the joint venture's loan and lease commitments. The conversion is not expected to occur in the near term.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $8,250,000 of the bank financing required for working capital purpose of Mi-Tech Steel, Inc. Mi-Tech Steel had significant expenditures in 1998 and 1997 to construct a pickling and slitting facility in Decatur, Alabama. To participate equally with the joint venture partner in the financing of this project, Steel Technologies contributed $5,000,000 of additional equity in 1997. On October 19, 1998, the Company contributed an additional $600,000 in equity to Mi-Tech Steel for the start-up of a steel processing facility in San Diego, California.

Steel Technologies believes that it has sufficient liquidity and
available capital resources to meet expected needs.   As of
September 30, 1998, the line of credit was $80,000,000. The line of credit along with funds generated from operations are expected to be sufficient to finance the capital expenditure plans as well as the working capital of the fiscal year. At this time the company has no known material obligations, commitments or demands which must be met beyond the next twelve months other than the ten year notes and the line of credit. The ten year notes require principal payments beginning in fiscal 1999 and the line of credit is expected to be renewed at the end of the term. The Company intends to use any additional funds for growth, including strategic acquisitions, investment in joint venture, construction of new plant capacity and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At September 30, 1998, Steel Technologies had $88,300,000 in long-term debt outstanding. Under various debt agreements, the Company agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures or acquisitions.

During 1998, Steel Technologies entered into an interest rate swap agreement to reduce the risk of interest rate variability. Under the contract, the Company agrees with another party to exchange quarterly the difference between variable-rate and fixed-rate amounts calculated on a notional principal amount of $30,000,000.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock over the next three years. Subsequently, on September 30, 1998, the Company increased the number of shares authorized to be repurchased under the stock repurchase program from 500,000 to 1,500,000. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. As of October 26, 1998, the Company repurchased approximately 530,000 shares of common stock at prevailing market prices. By September 30, 1998, 421,000 shares were repurchased.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance which would require the expenditure of material amounts for environmental compliance.

YEAR 2000 COMPLIANCE

Steel Technologies' Year 2000 project (the Project) addresses the issue of using two digits, rather than four, to define the century. Any programs with a time sensitive software may recognize a date using "00" as the year 1900 rather than the year
2000, which could result in miscalculations or systems failures.

The Project focuses primarily in the following areas:
infrastructure, applications, manufacturing, and third-party suppliers and customers. Steel Technologies has contracted
Electronic Data Systems (EDS) to manage the Project and make the necessary remediations.

The Project addresses six phases: inventorying of Year 2000 compliance items; assessing priorities to identified items; determining the materiality of the Year 2000 compliance items; repairing or replacing material items not Year 2000 compliant; testing material items; and implementing contingency and business continuation plans for each Company location.

The infrastructure section consists of hardware and systems software other than application software. The Company estimates that approximately 90 percent of the testing, remediating, upgrading or replacing of hardware and systems software was completed as of September 30, 1998. The remaining 10 percent of the infrastructure section is expected to be completed by March 31, 1999.

The application software section includes both the conversion of application software that is not Year 2000 compliant and, where applicable, the replacement of software. The assessment shows that less than 10 percent of the inventoried items has a Year 2000 exposure. As of September 30, 1998, 80 percent of application software was tested and remedied. The Company expects to complete the testing no later than March 31, 1999.

The manufacturing section of the Project relates to the hardware, software and associated embedded computer chips that are used in the operation of all facilities. The Company estimates that 10 percent of the manufacturing equipment is dependent on date sensitive software and that 80 percent of the manufacturing equipment will be Year 2000 compliant by September 30, 1999.

The third party suppliers and customers section includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties have been initiated as of September 30, 1998.

Contingency planning for all areas is scheduled to begin in January 1999 and be completed by March 1999.

The total cost related to becoming Year 2000 compliant is not expected to be material to the Company's financial position. The acquisition of a mid-range computer in 1995 minimized the exposure to Year 2000 problems. The estimated cost of the Year 2000 Project is approximately $250,000 of which approximately $50,000 was expensed as of September 30, 1998.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting mostly from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". During 1998, The FASB released SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." Also during 1998, Statement of Position No, 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for internal use" and No, 98-5 "Reporting on the Cost of Start-up Activities" were issued. Except with respect to SFAS No. 133, the Company expects that the adoption of these standards will not have a material impact on the financial statements. The Company has not yet determined whether the adoption of SFAS No. 133 will have a material impact on the financial statements.


                  STEEL TECHNOLOGIES INC.
                Consolidated Balance Sheets

                                           September 30,  September 30,
ASSETS   (Amounts in thousands)                 1998           1997
-----------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                  $    4,778    $     3,467
  Trade accounts receivable,
   less allowance doubtful
    accounts: 1998-$939; 1997-$929               47,907         43,110
  Inventories                                    76,523         81,086
  Deferred income taxes                           1,621          1,714
  Prepaid expenses and other assets                 748            896
                                            --------------------------
     Total current assets                       131,577        130,273
                                            --------------------------

Property, plant and equipment, at cost:
  Land and improvements                           5,632          5,309
  Buildings and improvements                     44,796         42,217
  Machinery and equipment                       113,354         98,620
  Construction in progress                        4,224          7,054
                                            --------------------------
                                                168,006        153,200
Less accumulated depreciation and
amortization                                     61,375         49,404
                                            --------------------------
                                                106,631        103,796
                                            --------------------------

Investments in corporate joint ventures          18,163         17,626
                                            --------------------------

Goodwill, net of amortization                     9,060          5,147
                                            --------------------------

Other assets                                      1,050            668
                                            --------------------------
                                             $  266,481    $   257,510
                                            ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $   35,925    $    32,605
   Accrued liabilities                            6,231          5,156
   Long-term debt due within one year             9,102          2,195
                                            --------------------------
      Total current liabilities                  51,258         39,956
                                            --------------------------

Long-term debt                                   88,300         97,190
                                            --------------------------

Deferred income taxes                            13,247         11,535
                                            --------------------------

Commitments and contingencies                         -              -
                                            --------------------------


Shareholders' equity:
  Preferred stock, no par value;
   authorized shares: 500,000 shares;
   none outstanding                                   -              -
  Common stock, no par value;
   authorized shares: 20,000,000;
   issued and outstanding shares:
   11,582,293 in 1998 and
   11,994,760 in 1997                            16,928         16,893
  Treasury stock at cost,
   421,000 shares                                (3,792)             -
  Additional paid-in capital                      4,909          4,909
  Retained earnings                              97,071         88,467
  Foreign currency translation
   adjustment                                    (1,440)        (1,440)
                                            --------------------------
                                                113,676        108,829
                                            --------------------------
                                             $  266,481    $   257,510
                                            ==========================

The accompanying notes are an integral part of the consolidated financial statements.




                  STEEL TECHNOLOGIES INC.
             Consolidated Statements of Income
          (Amounts in thousands, except per share)


                                                       For the Years Ended September 30
                                                     1998           1997           1996

  Sales                                           $  383,907     $  345,624     $  294,161
  Cost of goods sold                                 339,811        308,448        253,845
                                                  ----------------------------------------
    Gross profit                                      44,096         37,176         40,316

  Selling, general and administrative expenses        22,144         19,989         18,811
  Equity in net income of unconsolidated
     corporate joint venture                             537          1,609          1,672
                                                  ----------------------------------------
    Operating income                                  22,489         18,796         23,177

  Interest expense                                     6,079          5,673          5,008
                                                  ----------------------------------------
    Income before income taxes                        16,410         13,123         18,169

  Provision for income taxes                           6,607          4,621          6,483
                                                  ----------------------------------------
    Net income                                     $   9,803      $   8,502      $  11,686
                                                  ========================================

Diluted weighted average number of
   common shares outstanding                          11,989         12,057         12,064
                                                  ========================================

Diluted earnings per common share                  $    0.82      $    0.71      $    0.97
                                                  ========================================

Basic weighted average number of
   common shares outstanding                          11,942         11,976         11,980
                                                  ========================================

Basic earnings per common share                    $    0.82      $    0.71      $    0.98
                                                  ========================================


The accompanying notes are an integral part of the consolidated financial statements.


                  STEEL TECHNOLOGIES INC.
      Consolidated Statements of Shareholders' Equity
          (Amounts in thousands, except per share)

   For the Years Ended September 30, 1998, 1997 and 1996

                                   Common Stock        Treasury Stock
                               -------------------   -----------------     Additional   Retained
                                Shares       Amount   Shares     Amount Paid-In Capital Earnings
-------------------------------------------------------------------------------------------------
Balances, October 1, 1995       12,117     $ 18,214                        $  4,909     $70,554
Net income
Net issuance of common
  stock under incentive
  stock option plan                  9           18
Cash dividends on common
  stock ($.09 per share)                                                                 (1,079)
Purchase and retirement of
  common stock                    (164)      (1,570)
Foreign currency translation
  adjustment
                               -----------------------------------------------------------------
Balances, September 30, 1996    11,962       16,662                           4,909      81,161
Net income                                                                                8,502
Net issuance of common
  stock under incentive
  stock option plan                 33          231
Cash dividends on common
  stock ($.10 per share)                                                                 (1,196)
Foreign currency translation
  adjustment
                               -----------------------------------------------------------------
Balances, September 30, 1997    11,995       16,893       -           -       4,909      88,467
Net income                                                                                9,803
Net issuance of common
  stock under incentive
  stock option plan                  8           35
Repurchase of common stock
  under stock repurchase
  program                         (421)                 421     $ (3,792)
Cash dividends on common
  stock ($.10 per share)                                                                 (1,199)
                               -----------------------------------------------------------------
Balances, September 30, 1998    11,582     $ 16,928     421     $ (3,792)  $  4,909     $97,071
================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                  STEEL TECHNOLOGIES INC.
           Consolidated Statements of Cash Flows
                   (Amounts in thousands)

                                                                For the Years ended September 30
                                                                --------------------------------
                                                               1998           1997         1996
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 9,803      $  8,502      $  11,686
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation                                             11,573        10,364          9,484
      Amortization                                                287           136             51
      Deferred income taxes                                     1,805         1,637          1,644
      Equity in net income of corporate joint venture            (537)       (1,609)        (1,672)
      Loss (gain) on sale of assets                                 5             4           (475)
      Increase (decrease) in cash resulting from changes in:
          Trade accounts receivable                            (2,175)          610         (8,499)
          Inventories                                          10,571       (15,123)       (15,770)
          Prepaid expenses and other assets                       288        (1,141)         1,420
          Accounts payable                                      1,514        (5,816)        11,018
          Accrued liabilities                                   1,502          (125)         2,440
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities            34,636        (2,561)        11,327
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                  (14,186)       (9,481)       (6,473)
  Proceeds from sale of property, plant and equipment              -              7           737
  Acquisition, net of cash acquired                           (11,228)      (10,860)            -
  Investment in unconsolidated joint venture                       -         (5,000)            -
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                         (25,414)      (25,334)       (5,736)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                 12,000        28,500         6,014
  Principal payments on long-term debt                        (15,183)         (385)       (7,399)
  Cash dividends on common stock                               (1,199)       (1,196)       (1,079)
  Repurchase of common stock                                   (3,792)           -         (1,570)
  Net issuance of common stock under stock option plans            35           231            18
--------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities            (8,139)       27,150        (4,016)
--------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                           228            (6)          (55)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            1,311          (751)        1,520
Cash and cash equivalents, beginning of year                    3,467         4,218         2,698
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        4,778      $  3,467     $   4,218
==================================================================================================

Supplemental Cash Flow Disclosures:
  Cash payments for interest                                    6,294      $  5,652     $   5,143
==================================================================================================
  Cash payments for taxes                                       4,532      $  3,693     $   3,245
==================================================================================================

Supplemental Schedule of Noncash Investing and Financing Activities:
Fair value of assets acquired, net of cash acquired of
  $457 and $8 respectively                             $   14,810     $   19,600
Liabilities assumed                                         3,582          8,740
                                                       ----------     ----------
Net cash paid                                              11,228         10,860
                                                       ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of the Business: Steel Technologies Inc. is an intermediate steel processor engaged in the business of processing flat rolled steel to specified thickness, width, temper and finish requirements for customers' manufacturing processes. A majority of its sales are to industrial customers in North America manufacturing component parts for use in the automotive industry.

Principles of Consolidation: The consolidated financial statements include the accounts of Steel Technologies Inc. and its majority-owned subsidiaries (the Company). The Company's investments in corporate joint ventures are accounted for by the cost or equity method based on the percentage of common ownership and control. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents: Cash and cash equivalents includes highly liquid investments with an original maturity of three months or less. The carrying value of cash equivalents approximate fair value due to the short-term maturity of the securities.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for all inventories.

Depreciation and Amortization: Depreciation is computed by the straight-line method with the following estimated useful lives:

     Buildings and improvements         20-45 years
     Machinery and equipment             3-12 years

When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in income. Maintenance and repairs are expensed in the year incurred. The Company capitalizes interest costs as part of the cost of constructing major facilities. Interest costs of $328,000, $202,000 and $122,000 were capitalized in 1998, 1997 and 1996, respectively.

In the event that facts and circumstances indicate that the carrying amount of an asset or group may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Revenue Recognition: The Company recognizes revenue when goods are shipped.

Earnings Per Common Share: Earnings per share for all periods presented have been calculated and presented in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Foreign Currency Translation: Prior to January 1, 1997 the monetary assets and liabilities of the Mexican subsidiary were translated into U.S. dollars at the year-end rate of exchange and revenues and expenses were translated at average rates of exchange in effect during the period. Resulting translation adjustments were accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses were included in net income when incurred. Effective January 1, 1997, the Company changed to the monetary/non-monetary method of accounting for foreign currency translation as the Mexican economy is now considered hyper-inflationary for financial reporting purposes. The hyper-inflationary method requires non-monetary assets and liabilities to be translated at historical rates of exchange and the functional currency to be U.S. dollars.

Derivative Instrument. The Company utilizes an interest rate swap to hedge exposure to fluctuations in variable interest rates. The interest differential to be paid or received on an interest rate swap is recognized as an adjustment to interest expense as the differential occurs. The interest differential not yet settled in cash is reflected in the accompanying consolidated balance sheet as a receivable or payable under the appropriate current asset or liability caption. If an interest rate swap position was to be terminated, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt instrument intended to modify or would be recognized immediately if the underlying debt instrument was settled prior to maturity.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  ACQUISITIONS:

On July 1, 1998, the Company completed the purchase of 100% of the common stock of Roberts Steel Company (Roberts) for approximately $14,800,000 in cash, notes and assumption of liabilities. The Company funded the transaction by borrowing approximately $11,300,000 on the line of credit, issuing a $1,200,000 note payable to a former Roberts shareholder and assuming $2,300,000 in liabilities of Roberts.

On April 1, 1997, the Company completed the purchase of 100% of the common stock of Atlantic Coil Processing, Inc. (ACP) for approximately $19,625,000 in cash, notes and assumption of liabilities. The Company funded the transaction by borrowing approximately $10,900,000 on the line of credit, issuing a $3,625,000 note payable to the former ACP shareholders and assuming $5,100,000 in liabilities of ACP.

The excess of the purchase price over the acquired net assets has been recorded as goodwill and is being amortized over 30 years. The acquisitions have been recorded under the purchase method of accounting, with the operating results of Roberts and ACP being included in the Company's consolidated financial statements since the date of acquisition.


3.  INVENTORIES:

Inventories at September 30 consist of:

                                             September 30
                                             ------------
(Amounts in thousands)                      1998      1997
------------------------------------------------------------
Raw materials                              $66,033   $67,463
Finished goods and work in process          10,490    13,623
                                           -----------------
                                           $76,523   $81,086
                                           -----------------

4.  INVESTMENTS IN UNCONSOLIDATED CORPORATE JOINT VENTURES:

Mi-Tech Steel, Inc. owns and operates high-volume steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers in the United States. Summarized condensed financial information of Mi-Tech Steel, Inc., a fifty percent owned corporate joint venture accounted for by the equity method follows:

                                             September 30
                                             ------------
BALANCE SHEET:  (Amounts in thousands)      1998      1997
------------------------------------------------------------
Assets:
  Currents assets                          $45,803   $45,922
Liabilities:
  Current liabilities                      $35,345   $50,862
  Long-term liabilities                     25,883     1,244

                                       For the Years Ended
                                           September 30
                                  -----------------------------
INCOME STATEMENT                    1998      1997      1996
---------------------------------------------------------------
  Net sales                       $131,795  $109,482    $94,992
  Net income                        $1,074    $3,219     $3,345


The Company has various transactions with Mi-Tech Steel, Inc. Included in operating income of the Company are management, construction and other fees, interest earned on advances and equity from the joint venture earnings totaling $1,463,000, $2,970,000 and $2,248,000 in 1998, 1997 and 1996, respectively.
The Company is a guarantor of up to $8,250,000 of Mi-Tech bank borrowings. The borrowings consist of a term note payable and a revolving line of credit due on September 15, 2003 in the case of the term loan and due December 31, 1999 in the case of the revolving line of credit. The notes payable bear variable rates of interest which at September 30, 1998 were 6.50% and 7.13%. The lender has the ability to call the debt if debt covenants are violated. The Company's equity in undistributed net income of Mi-Tech Steel, Inc. were $8,110,000 and $7,573,000 at September 30, 1998 and 1997 respectively.

The Company maintains an investment of approximately $1,000,000, principally in preferred stock of Processing Technology Inc., a corporate joint venture accounted for by the cost method. The Company periodically evaluates the possible conversion of its preferred stock investment into common stock of Processing Technology, Inc. The Company's decision to convert its investment to common stock will be based upon the joint venture attaining certain financial criteria established by Steel Technologies and approval by its joint venture partners. Upon conversion, the Company would be obligated to guarantee a proportionate share, currently approximately $8,700,000, of the joint venture's loan and lease commitments.


5.  LONG-TERM DEBT:

Long-term debt at September 30 consists of the following:


(Amount in thousands)                           1998      1997
----------------------------------------------------------------
Notes payable, unsecured, interest            $40,000    $40,000
due monthly at 8.52%
Notes payable to bank, unsecured under         49,000     50,000
current line of credit; interest rates
at September 30, 1998 ranged
from 6.70% to 6.98%
Variable rate industrial development            4,300      4,400
revenue bonds payable in annual
installments through November 1, 2014;
interest rate at September 30, 1998 was 4.20%
Notes payable at 7.00%, unsecured,              1,812      3,625
payable in annual installments through
April 1, 1999
Mortgage notes payable in installments          1,067      1,333
through 2003; interest rates averaging 8.15%
Note payable at 6.50%, unsecured,               1,200          -
payable on April 1, 1999
All other debt                                     23         27
                                              ------------------
                                               97,402     99,385
Less amount due within one year                 9,102      2,195
                                              ------------------
                                              $88,300    $97,190

In April 1995, the Company entered into a $40,000,000 private note placement. Annual principal payments of $5,720,000 begin
March 1, 1999 and continue through March 1, 2005.

Steel Technologies has a $80,000,000 line of credit agreement with various variable options on the interest rate, none of which are greater than the bank's prime. In October 1998, the Company extended the term on a $25,000,000 portion of the bank line of credit through January 10, 1999. The remaining $55,000,000 portion of the bank line of credit is due on October 11, 2000.

The aggregate amounts of all long-term debt to be repaid for the five years following September 30, 1998, are: 1999, $9,102,000; 2000, $6,091,000; 2001, $55,091,000; 2002, $6,092,000; and 2003,
$5,826,000. Provisions contained in the Company's various debt agreements require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. The Company estimates that the fair value of fixed interest debt instruments approximate $43,874,000 at September 30, 1998. The fair value of the Company's debt is estimated based on quoted market rates or current rates offered to the Company on comparable remaining maturities. The carrying value of the fixed interest rate debt is $44,102,000.

6.  INTEREST RATE SWAPS:

The interest rate swap was entered into with the objective of reducing the Company's exposure to interest rate risk. During 1998, the Company entered into an interest rate swap to effectively convert a portion of the variable rate bank line of credit to a fixed rate. Reset dates and the floating rate index on the swap match those of the underlying bank debt. Accordingly, any market risk or opportunity associated with the swap is offset by the opposite market impact on the related debt. Credit risk from the swap agreement is dependent both on the movement in interest rates and the possibility of non-payment by swap counterparties. The Company mitigates credit risk by only entering into a swap agreement with high credit-quality counterparties. On August 4, 1998, the Company entered into interest rate swap with notional amounts of $30,000,000. Under the contract, the Company agrees with another party to exchange quarterly the difference between variable-rate and fixed-rate amounts calculated on notional principal amount. The swap matures at various dates through 2008 unless the counterparty exercises an option to cancel the swap effective in 2003. The fair market value of the swap and the option to cancel the swap at September 30 1998 through maturity are a liability of $1,084,000 and $750,000, respectively.

7.  SHAREHOLDERS' EQUITY:

In April 1998, the Company adopted a shareholder rights plan by declaring a dividend of one right for each share of common stock outstanding payable to shareholders of record on May 14, 1998. Each right entitles shareholders to buy one one-hundredth of a share of series A junior participating preferred stock for $50 per share. The rights may be exercised only if a person or group acquires 20% or more of the outstanding shares of common stock or announces a tender offer or exchange offer that would result in ownership of 20% or more of the common stock. The rights currently trade with the Company's common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in 2008.

The Company's Articles of Incorporation authorized 500,000 shares of no par value preferred Stock, of which 200,000 shares have been reserved and designated Series A 1998 A junior participating preferred stock for possible issuance under the Company's shareholder rights plan. As of September 30, 1998, no preferred shares have been issued.

During 1998, the Board of Directors authorized the repurchase, at management's discretion, up to 1,500,000 shares of the Company's stock. The Company's repurchase of shares of common stock are recorded as treasury stock and result in a reduction of Shareholder's Equity. The Company purchased 421,000 shares for an aggregate of $3,792,000 as of September 30, 1998.

8.  RETIREMENT PLAN:

The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation as the plan requires the Company to match a certain portion of the employees' contribution. Total retirement plan expense was $513,000 in 1998, $513,000 in 1997 and $470,000 in
1996. The Company follows the policy of funding retirement plan contributions as accrued.

9.  INCOME TAXES:

Provision for income taxes consists of the following:

                             For the years ended September 30
                             --------------------------------
 (Amounts in thousands)        1998        1997        1996
--------------------------------------------------------------
Current:
    Federal                   $3,915      $2,311      $3,974
    State and Local              887         673         865
                              ------------------------------
                               4,802       2,984       4,839
                              ------------------------------
Deferred:
    Federal                    1,692       1,481       1,433
    State and Local              113         156         211
                              ------------------------------
                               1,805       1,637       1,644
                              ------------------------------
                              $6,607      $4,621      $6,483
                              ------------------------------

Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                               September 30
                                               ------------
                                         1998                 1997
                                         ----                 ----
(Amounts in thousands)           Assets  Liabilities   Assets Liabilities
--------------------------------------------------------------------------
Accelerated depreciation                   $10,986              $10,349
Inventory capitalization            $928               $1,099
Provision for doubtful accounts      354                  354
Non deductible liabilities           339                  261
Other, net                                   2,261                1,186
                                 --------------------------------------
                                  $1,621   $13,247     $1,714   $11,535

A reconciliation of the provision for income taxes with amounts computed by applying the federal statutory income tax rate before income taxes follows:

                                      For the Years Ended September 30
                                      --------------------------------
                                         1998        1997       1996
----------------------------------------------------------------------
Provision at federal statutory rate      34.0%       34.0%      35.0%
Increases (decreases) resulting from:
State and local income taxes, net of
federal income tax benefit                4.8         4.7        4.1
Equity in net income of unconsolidated
corporate joint venture                  (1.1)       (3.7)      (2.6)
Other                                     1.8         0.2       (0.8)
                                        ------------------------------
                                         39.5%       35.2%      35.7%
                                        ------------------------------

10.  STOCK OPTION PLANS:

Under its employee stock option plans, the Company may grant employees incentive stock options to purchase shares at not less than 100% of market value at date of grant or non-qualified stock options at a price determined by the Compensation Committee. Generally, options are exercisable at the rate of 20% a year beginning one year from date of grant and expire ten years from the date of grant.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Generally, the exercise price of options awarded under these plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense has been recognized of its stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

(Amounts in thousands except
per share data)                       1998      1997      1996
---------------------------------------------------------------
Net income-as reported               $9,803    $8,502   $11,686
Net income-pro forma                 $9,533    $8,397   $11,575
Diluted net income per share-
  as reported                         $0.82     $0.71     $0.98
Diluted net income per share-
  pro forma                           $0.80     $0.70     $0.97
Basic net income per share
  As reported                         $0.82     $0.71     $0.97
Basic net income per share
  Pro forma                           $0.80     $0.70     $0.96


The pro forma effects on net income for 1998 and 1997 are not representative of the pro forma effect on net income in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996. The fair value of options granted during 1998, 1997 and 1996 is $5.37, $5.90 and $4.65 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                      1998      1997      1996
----------------------------------------------------------------
Expected dividend yield                0.8%      0.8%      0.7%
Expected stock price volatility       42.9%     42.4%     45.9%
Weighted average risk-free
  interest rate                        5.7%      6.5%      5.2%
Expected life of options (years)       7.0       7.0       7.0

The summary of the status of all of the Company's stock incentive plans as of September 30, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                           Range of    Weighted
                              Shares        Option     Average
                              Under         Prices     Exercise
                              Plans       Per Share     Price
----------------------------------------------------------------
Balance September 30, 1995    535,325   $6.67 - $11.73   $9.95
Granted                       110,000  $11.63 - $12.79  $11.84
Exercised                     (17,700)  $6.67 - $ 6.87   $6.84
                            -----------------------------------
Balance, September 30, 1996   627,625   $6.67 - $12.79  $10.37
Granted                         5,000       $11.63      $11.63
Exercised                    (103,725)  $6.67 - $10.67   $9.88
Canceled                      (14,650) $10.00 - $11.00  $10.21
                            -----------------------------------
Balance, September 30, 1997   514,250   $6.67 - $12.79  $10.49
Granted                       205,000  $11.25 - $12.00  $11.94
Exercised                     (22,500)  $6.67 - $11.63   $8.49
Canceled                      (73,750) $10.67 - $11.73  $11.60
                            -----------------------------------
Balance, September 30, 1998   623,000   $6.67 - $12.79  $10.81
                            -----------------------------------

The following table summarizes information about stock options outstanding at September 30, 1998:

                       Options Outstanding:                 Options Exercisable:
-----------------------------------------------------------------------------------------
                                    Weighted
                                    Average        Weighted
Range of              Number       Remaining       Average         Number        Weighted
Exercise           Outstanding     Contracted      Exercise     Exercisable      Exercise
Prices              at 9/30/98        Life          Price        at 9/30/98       Price
-----------------------------------------------------------------------------------------
$6.67-$10.08         105,000       1.3 years        $8.23         105,000         $ 8.23
$10.09-$12.79        518,000       7.0 years        $11.33        231,600         $10.95
$6.67- $12.79        623,000       6.1 years        $10.81        336,600         $10.10

At September 30, 1998 and 1997, shares available for granting of stock options under the Company's stock option plans were 88,000 and 285,000 shares, respectively.
All unexercised options expire not later than the year 2008.

11.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the numerator of the basic and diluted per share computations:

                                                           For the years ended September 30
(Amounts in thousands, except per share data)               1998         1997           1996
------------------------------------------------------------------------------------------------
Net income                                                 $ 9,803     $ 8,502        $11,686
                                                         ---------------------------------------

Shares (denominator) used for diluted per share computations:
  Weighted average shares of common stock outstanding       11,942      11,976         11,908
  Plus:  dilutive effect of stock options                       47          81             84
                                                         ---------------------------------------
     Adjusted weighted average shares                       11,989      12,057         12,064

Shares (denominator) used for basic per share computations:
  Weighted average shares of common stock outstanding       11,942      11,976         11,908
                                                         ---------------------------------------

Net income per share data;
  Diluted                                                    $0.82       $0.71          $0.97
                                                         ---------------------------------------
  Basic                                                      $0.82       $0.71          $0.98
                                                         ---------------------------------------

Options to purchase 363,500, 76,250, and 20,000 shares for the years ended September 30, 1998, 1997, and 1996 respectively were excluded from the calculation above because the exercise prices on the options were greater than the average market price for the periods.

12.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statement, and to display the accumulated balance of their comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 will not have a material impact on our consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segment of an Enterprise and Related Information" SFAS No. 131 establishes the standards public enterprises report financial and descriptive information about operating segments. The Company does not expect adoption of this statement will have a material impact on the financial statements.

During 1998, Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and No. 98-5 "Reporting on the Costs of Start-up Activities" were issued. These statements are effective for years beginning after December 15, 1998. The company currently capitalizes certain costs of software acquired for internal use and has no significant expenses capitalized related to start-up activities. As a result, the Company expects that the adoption of these standards will not have a significant impact on future earnings.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities". SFAS No. 133 requires the recognition at fair market value of derivative instruments and hedging activities as either assets or liabilities in the statement of financial position. The Company has not yet determined whether the adoption of the statement will have a material impact on the financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------
STEEL TECHNOLOGIES INC.


Board of Directors and Shareholders
Steel Technologies Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and shareholders' equity and cash flows present fairly, in all material respects, the financial position of Steel Technologies Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Louisville, Kentucky
October 26, 1998
                                  EXHIBIT 21.1
                             STEEL TECHNOLOGIES INC.
                           SUBSIDIARIES AND AFFILIATES


                                                                                  Percentage of
                                                           Names Under            Voting Secur-
                                  Jurisdiction of          Which Business          ities Owned by
        Name                       Incorporation             Transacted              Registrant

Wabash Steel Corporation              Indiana         Wabash Steel Corporation          100%
 (Formerly Southern Strip Steel-
  Peru, Inc.)

Steel Technologies Carolinas, Inc. North Carolina   Steel Technologies Carolinas        100%
  (formerly Steel Technologies
   North Carolina, Inc.)

Steel Technologies Ohio, Inc.           Ohio          Steel Technologies Ohio           100%
 (formerly Southern Strip Steel-
  Columbus, Inc)

Roberts Steel Company                   Ohio               Roberts Steel                100%

Steel Technologies de Mexico           Mexico       Steel Technologies de Mexico        90%
 (formerly Transformadora y
  Commercializadora de
  Metales, S.A. de C.V.)

Mi-Tech Steel, Inc.                   Delaware          Mi-Tech Steel, Inc.             50%

Processing Technology, Inc. *         Delaware      Processing Technology, Inc.          5%

* Steel Technologies Inc. also owns shares of Processing Technology, Inc., non-voting preferred stock. The Company continues to evaluate the possible conversion of its preferred shares into common shares of Processing Technology, Inc. If converted, Steel Technologies Inc., including the 5% interest currently held, would own 33% of the outstanding common shares of Processing Technology, Inc.

                          EXHIBIT 23.1
                     STEEL TECHNOLOGIES INC.
               CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statement of Steel Technologies Inc. and Subsidiaries on Form S-8 (File Nos. 333-66318, 333-21279 and 333-21359) of our reports dated October 26, 1998, on our audits of the consolidated financial statements and financial statement schedule of Steel Technologies Inc. and Subsidiaries as of September 30, 1998 and 1997 and for the years ended September 30, 1998, 1997 and 1996, which reports are incorporated by reference and included in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP





Louisville, Kentucky
December 22, 1998