Form 10-Q
period 1998-12-31
STEEL TECHNOLOGIES INC
filed 1999-02-16
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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


Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 11,277,256 shares outstanding of the Registrant's common stock as of January 29, 1999.

                             STEEL TECHNOLOGIES INC.

                                      INDEX


                                                                           Page
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements .....................................     6-7
     Item 2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations ......................    8-12

     Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk .....................................................      12

PART II        OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders ......      13

     Item 6.  Exhibits and Reports on Form 8-K .........................      14

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(Amounts in thousands)                               December 31   September 30
--------------------------------------------------------------------------------
                                                        1998          1998
                                                     (Unaudited)    Audited)
                                                  ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents .....................    $ 11,794        $  4,778
   Trade accounts receivable, net ................      53,531          47,907
   Inventories ...................................      79,570          76,523
   Deferred income taxes .........................       1,641           1,621
   Prepaid expenses and other assets .............         852             748
                                                      --------        --------
      Total current assets .......................     147,388         131,577
                                                      ========        ========

Property, plant and equipment, net ...............     105,987         106,631

Investments in corporate joint ventures ..........      18,879          18,163

Goodwill, net of amortization ....................       8,901           9,060

Other assets .....................................       2,167           1,050
                                                      --------        --------
                                                      $283,322        $266,481
                                                      ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................    $ 43,168        $ 35,925
   Accrued liabilities ...........................       7,164           6,231
   Long-term debt due within one year ............       9,103           9,102
                                                      --------        --------
      Total current liabilities ..................      59,435          51,258

Long-term debt ...................................      95,132          88,300
Other liabilities ................................         937            --
Deferred income taxes ............................      13,673          13,247
                                                      --------        --------
     Total liabilities ...........................     169,177         152,805

Commitments and contingencies ....................        --              --

Shareholders' equity:
   Preferred stock ...............................        --              --
   Common stock ..................................      17,003          16,928
   Treasury stock ................................      (5,816)         (3,792)
   Additional paid-in capital ....................       4,909           4,909
   Retained earnings .............................      99,489          97,071
   Foreign currency translation adjustment .......      (1,440)         (1,440)
                                                      --------        --------
                                                       114,145         113,676
                                                      --------        --------
                                                      $283,322        $266,481
                                                      ========        ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

                                                            Three Months Ended
(Amounts in thousands, except per share data, unaudited)         December 31
--------------------------------------------------------------------------------
                                                              1998      1997
                                                           ---------------------
Sales .....................................................  $98,203   $96,449
Cost of goods sold ........................................   85,249    86,051
                                                             -------   -------
   Gross profit ...........................................   12,954    10,398

Selling, general and administrative expenses ..............    6,359     5,350
Equity in net income of unconsolidated
   corporate joint venture ................................      116       502
                                                             -------   -------
   Operating income .......................................    6,711     5,550

Interest expense ..........................................    1,705     1,562
                                                             -------   -------
   Income before income taxes .............................    5,006     3,988

Provision for income taxes ................................    2,015     1,497
                                                             -------   -------
   Net income .............................................  $ 2,991   $ 2,491
                                                             =======   =======

Diluted weighted average number of common
   shares outstanding .....................................   11,439    12,045
                                                             =======   =======
Diluted earnings per common share .........................  $  0.26   $  0.21
                                                             =======   =======
 Basic weighted average number of common
   shares outstanding .....................................   11,427    11,998
                                                             =======   =======
Basic earnings per common share ...........................  $  0.26   $  0.21
                                                             =======   =======
Cash dividends per common share ...........................  $  0.05   $  0.05
                                                             =======   =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows
                                                             Three Months Ended
    (Amounts in thousands, unaudited)                             December 31
--------------------------------------------------------------------------------
                                                              1998      1997
                                                           ---------------------
   Net Income .............................................  $ 2,991   $ 2,491
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation .......................................    3,056     2,748
       Amortization .......................................       94        56
       Deferred income taxes ..............................      406       480
       Equity in net income of unconsolidated corpo
       joint venture ......................................     (116)     (501)
       Loss on sale of assets .............................      (14)     --
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ....................   (5,584)   (6,325)
             Inventories ..................................   (3,046)    7,705
             Prepaids expenses and other assets ...........   (1,324)      239
             Accounts payable .............................    7,221     5,561
             Accrued liabilities and income taxes .........    2,132     1,424
                                                             -------   -------
Net cash provided by operating activities .................    5,816    13,878
                                                             -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .............   (3,707)   (3,198)
   Proceeds for sale of property, plant and equipme .......    1,304      --
   Investment in unconsolidated joint venture .............     (600)     --
                                                             -------   -------
Net cash used in investing activities .....................   (3,003)   (3,198)
                                                             -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt ...........................    7,000      --
   Principal payments on long-term debt ...................     (167)   (5,167)
   Cash dividends on common stock .........................     (573)     (600)
   Repurchase of common stock .............................   (2,024)     --
   Net issuance of common stock under incentive
     stock option plans ...................................       75         3
                                                             -------   -------
Net cash provided by (used in) financing activities .......    4,311    (5,764)
                                                             -------   -------
Effect of exchange rate changes on cash ...................     (108)      (73)
                                                             -------   -------

Net increase in cash and cash equivalents .................    7,016     4,843
Cash and cash equivalents, beginning of year ..............    4,778     3,467
                                                             -------   -------
Cash and cash equivalents, end of period ..................  $11,794   $ 8,310
                                                             =======   =======
Supplemental Cash Flow Disclosures:
Cash payment for interest .................................  $ 1,759   $ 1,962
                                                             =======   =======

Cash payment for income taxes .............................  $  --     $    17
                                                             =======   =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated balance sheet as of December 31, 1998 and the condensed consolidated statements of income and cash flows for the three months periods ended December 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

Inventory consists of:
(Amounts in thousands)                                December 31   September 30
--------------------------------------------------------------------------------
                                                         1998          1998
                                                       Unaudited      Audited
                                                  ------------------------------
Inventories consists of:
   Raw materials .................................    $ 62,488       $ 66,033
   Finished goods and work in process ............      17,082         10,490
                                                      --------       --------
                                                      $ 79,570       $ 76,523
                                                      ========       ========

3.  FOREIGN CURRENCY TRANSLATION:

Prior to January 1, 1997, the monetary assets and liabilities of the Mexican subsidiary were translated into U.S. dollars at the year-end rate of exchange and revenues and expenses were translated at average rates of exchange in effect during the period. Resulting translation adjustments were accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses were included in net income when incurred. Effective January 1, 1997, the Company changed to the monetary/non-monetary method of accounting for foreign currency translation as the Mexican economy was considered hyper-inflationary for financial reporting. This method required non-monetary assets and liabilities to be translated at historical rates of exchange and the functional currency to be U.S. dollars. Mexico ceased to be a highly inflationary economy effective for quarters beginning after December 31, 1998. The Mexican subsidiary is expected to use the peso as the functional currency. The Company will then use the current rate method of translation and will report translation adjustments as it did prior to January 1, 1997.

4.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the numerator of the basic and diluted per share computations:

                                                             Three Months Ended
(Amounts in thousands, except per share data)                     December 31
--------------------------------------------------------------------------------
                                                              1998      1997
                                                           ---------------------
Net income ................................................  $ 2,991   $ 2,491
                                                             -------   -------
Shares (denominator) used for diluted per share computations:
   Weighted average shares of common stock outstanding ....   11,427    11,998
   Plus: dilutive effect of stock options .................       12        47
                                                             -------   -------

          Adjusted weighted average shares ................   11,439    12,045
                                                             -------   -------
Shares (denominator) used for basic per share computations:
   Weighted average shares of common stock outstanding ....   11,427    11,998
                                                             -------   -------
Net income per share data:
   Diluted ................................................  $  0.26   $  0.21
                                                             =======   =======
   Basic ..................................................  $  0.26   $  0.21
                                                             =======   =======

Options to  purchase  566,000  and  131,000  shares for the three  months  ended
December 31, 1998, and 1997, respectively were excluded from the calculation above because the exercise prices on the options were greater than the average market price of the Company's stock for the periods.

5.  COMPREHENSIVE INCOME:

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" issued by the Financial Accounting Standards Board in June 1997. Comprehensive income is defined as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. Comprehensive income comprises of net income and unrealized gains and losses on foreign currency translations. Comprehensive income for the three-month periods ended December 31, 1998 and 1997 were the same as net income presented in the accompanying statements of income.

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

Results of Operations

Steel Technologies posted record first quarter sales of $98,203,000 for the fiscal quarter ended December 31, 1998, an increase of 2% from sales of $96,449,000 for the first fiscal quarter ended December 31, 1997. The Roberts Steel Company (now a wholly owned subsidiary of Steel Technologies Ohio) acquired on July 1, 1998 added $4,600,000 of revenues for the first quarter of fiscal 1999. Sales of existing Steel Technologies steel processing operations decreased by approximately $2,847,000 or 3% from a year ago. The Company continues to focus significant resources on the automotive industry and to generate a major portion of business from selling manufacturing component parts to the automotive industry.

Tons shipped in the first quarter of fiscal 1999 increased approximately 8% while the average selling prices of steel for the first quarter of fiscal 1999 decreased approximately 6% from the previous year. The sales outlook is good based on order activity and backlog.

The gross profit margin increased to 13.2% in the first quarter of fiscal 1999 compared to 10.8% in the first quarter of fiscal 1998. The improvements are primarily a result of customer and product mix improvements, productivity increases, a slight reduction in raw materials prices and other operating cost reductions. The Company expects stable and, in some cases, weakening in pricing of raw materials, especially in hot rolled steel, as new steelmaking capacity enters the market. However, should raw material prices increase, margins would be negatively impacted in the event that corresponding sales price increases are not passed on to customers. The production cost efficiencies associated with anticipated higher sales volumes is expected to positively impact gross margin. Additionally, pickling facility and blanking lines are expected to increase the amount of higher margin toll processing revenue. Toll processing, primarily of customer-owned steel, generates higher gross margin percentages than the traditional processing of Company-owned steel.

Steel Technologies continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Selling, general and administrative costs increased approximately 19% from the comparable 1998 period. Selling, general and administrative expenses as a percentage of sales increased to 6.5% for the first quarter of fiscal 1999 from 5.5% for the first quarter of fiscal 1998. The increase was primarily attributable to the additional expenses from Steel Technologies Ohio, and additional marketing expenses to support sales growth of Steel Technologies Carolinas and Mexico

The Company's share of the income of Mi-Tech Steel, Inc., (Mi-Tech) an unconsolidated corporate joint venture, was $116,000 and $502,000 for the first quarter of fiscal 1999 and 1998, respectively. The slower than expected start up of the Decatur, Alabama operation impacted Mi-Tech's profitability as compared to the first quarter of fiscal 1998. The Company expects similar income contributions from Mi-Tech for the balance of the current fiscal year.

Interest expense was $1,705,000 for the first quarter of fiscal 1999 compared to $1,562,000 for the first quarter of fiscal 1998. The increase is the result of higher average borrowings used to finance the acquisition of Roberts Steel Company. The Company's effective income tax rate was approximately 40.2% and 37.5% for the first fiscal quarters of 1999 and 1998, respectively. The increase is attributable to a lower percentage of overall earnings from the Mi-Tech joint venture, which are not fully taxable to the Company.

Liquidity and Capital Resources

At December 31, 1998, Steel Technologies had $87,953,000 of working capital, maintained a current ratio of 2.5:1and had total debt at 48% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first quarter of fiscal 1999, increased profit levels contributed to the generation of $5,816,000 of cash flows from operations. Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout the balance of fiscal 1999.

Capital expenditures for the first quarter of fiscal 1999 totaled $3,707,000. The majority of the expenditures were for the construction of the new Berkley, South Carolina plant, which is expected to be completed by the middle of March 1999. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. The capital additions for all facilities are expected to approximate $12,000,000 for fiscal 1999.

Steel Technologies maintains an equity investment of approximately $8,739,000 in its 90% owned Mexican subsidiary. The Mexican economy is considered hyper-inflationary for financial reporting. Accordingly, the Company uses the monetary/non-monetary method of accounting. The impact on the Company's profitability is limited to the effect of currency fluctuations related to net monetary assets, which were approximately $3,694,000, and $1,600,000 at December 31, 1998 and 1997 respectively. Due to the costs of hedging currency risks, the Company has not entered into any hedging arrangements. Mexico ceased to be a highly inflationary economy effective for quarters beginning after December 31, 1998. The Mexican subsidiary is expected to use the peso as the functional currency. The Company will then use the current rate method of translation and will report translation adjustments as it did prior to January 1, 1997.

Steel Technologies maintains an equity investment, principally in the preferred stock of Processing Technology, Inc., a corporate joint venture. The Company periodically evaluates the possible conversion of the preferred stock investment into common stock of Processing Technology, Inc. The decision to convert the investment to common stock will be based upon the joint venture attaining certain financial criteria established by Steel Technologies. Upon conversion, the Company would be obligated to guarantee a proportionate share, currently approximating $8,700,000 of the joint venture's loan and lease commitments. The conversion is not expected to occur in the near term.

In December 1998, the Company increased the limit on the unsecured bank line of credit from $80,000,000 to $100,000,000. As of December 31, 1998, there was $56,000,000 outstanding on the credit facility. The availability of $44,000,000 from the line of credit and funds generated from operations are expected to be sufficient to finance capital expenditure plans as well as the working capital needs for fiscal 1999. At this time the Company has no known material obligations, commitments or demands which must be met beyond the next twelve months other than the ten-year private placement notes and the unsecured bank line of credit. The ten-year notes require principal payments beginning on March 1, 1999. Any additional funds will be used for growth, including strategic acquisitions, investment in joint venture, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At December 31, 1998, Steel Technologies had $95,132,000 of long-term debt outstanding. Under various debt agreements, the Company agrees to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

During 1998, Steel Technologies entered into a long-term interest rate swap agreement to reduce the risk of interest rate variability. Under the contract, the Company agrees with another party to exchange quarterly the difference between variable-rate and fixed-rate amounts calculated on a notional principal amount of $30,000,000.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $8,250,000 of the bank financing required for the working capital purposes of Mi-Tech. In October 1998, Steel Technologies contributed $600,000 in equity to Mi-Tech for the start-up of a steel processing facility in San Diego, California. Additional equity contributions to the joint venture are not expected for the foreseeable future, but if required would be financed with available funds from the Company's bank line of credit.

During 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 1,500,000 shares of its common stock. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. During the first quarter of fiscal 1999, the Company repurchased 293,000 shares of its common stock at prevailing market prices. As of December 31, 1998, the Company had repurchased a total of approximately 714,000 shares of common stock at prevailing market prices.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

Year 2000 Compliance

Steel Technologies' Year 2000 project (Project) addresses the issue of using two digits, rather than four, to define the century. Any programs with a time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or systems failures.

The Project focuses primarily in the following areas: infrastructure, applications, manufacturing, third-party suppliers and customers. Steel Technologies has contracted Electronic Data Systems (EDS) to manage the Project and make the necessary remediations.

The Project addresses six phases: inventorying of Year 2000 compliance items; assessing priorities to identified items; determining the materiality of the Year 2000 compliance items; repairing or replacing material items not Year 2000 compliant; testing material items; and implementing contingency and business continuation plans for each Company location.

The infrastructure section consists of hardware and systems software other than application software. The Company completed all of the testing, remediating, upgrading or replacing of hardware and systems software as of December 31, 1998.

The application software section includes both the conversion of application software that is not Year 2000 compliant and, where applicable, the replacement of software. As of December 31, 1998, all of the application software was tested and remedied.

The manufacturing section of the Project relates to the hardware, software and associated embedded computer chips that are used in the operation of all facilities. The Company estimates that 10 percent of the manufacturing equipment is dependent on date sensitive software and that 80 percent of the manufacturing equipment will be Year 2000 compliant by September 30, 1999.

The third party suppliers and customers section includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties have been completed as of December 31, 1998.

Contingency planning for all areas was started in January 1999 and is expected to be completed by March 1999.

The total cost related to becoming Year 2000 compliant is not expected to be material to the Company's financial position. The acquisition of a mid-range computer in 1995 minimized the exposure to Year 2000 problems. The estimated cost of the Year 2000 Project is approximately $250,000 of which approximately $50,000 was expensed in the first quarter of fiscal 1999 and $50,000 was expensed as of the end of the Company's fiscal year ended September 30, 1998.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II. OTHER INFORMATION


           Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 28, 1999. The matters voted upon at the meeting were the election of three directors for three-year terms and the ratification of independent auditors for the current fiscal year.

The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:

Nominee           Votes For           Votes Against     Votes Withheld

Merwin J. Ray     10,990,337                0                75,631
Bradford T. Ray   10,990,627                0                75,341
Doug A. Bawel     10,986,213                0                79,755


The number of votes cast for, against or abstained with respect to the selection of PricewaterhouseCoopers LLP as the Company's independent accountants were as follows:

                  Votes For             Votes Against     Votes Withheld
                  11,016,377               27,051             22,540


                     Item 6. Exhibit and Reports on Form 8-K

(a) The following exhibit is filed as a part of this report:

Exhibit 27--Financial Data Schedule - December 31, 1998.

(b) No report on from 8-K was filed during the quarter ended December 31, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STEEL TECHNOLOGIES INC.
(Registrant)







  By  __________________________________
                                                 Joseph P. Bellino
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Chief Accounting Officer)




Dated February 13, 1999