Form 10-Q
period 1999-03-31
STEEL TECHNOLOGIES INC
filed 1999-05-14
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

    [ ]              TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-14061


                             STEEL TECHNOLOGIES INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                        Kentucky                   61-0712014
            --------------------------------    -------------------
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)       Identification No.)

               15415 Shelbyville Road, Louisville, KY     40245
                --------------------------------------   --------
               (Address of principal executive offices) (Zip Code)

                                 (502) 245-2110
               --------------------------------------------------
              (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 11,127,969 shares outstanding of the Registrant's common stock as of April 30, 1999.

                           STEEL TECHNOLOGIES INC.

                                    INDEX



                                                                     Page Number
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets March 31, 1999
               (Unaudited) and September 30, 1998(Audited) ....................3

               Condensed Consolidated  Statements of Income Three months
               and Six months ended March 31, 1999 and 1998 (Unaudited)........4

               Condensed Consolidated Statements of Cash Flows Six months ended March 31, 1999 and 1998(Unaudited) ...................... 5

               Notes to Condensed Consolidated Financial Statements
               (Unaudited) ..................................................6-7

          Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................8-10

          Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk....................................................11

PART II.  OTHER INFORMATION

          Item 6    Exhibits and Reports on Form 8-K..........................11

          SIGNATURE ..........................................................12

                        Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            STEEL TECHNOLOGIES INC.
                     Condensed Consolidated Balance Sheets

(Amounts in thousands)                                  March 31   September 30
--------------------------------------------------------------------------------
                                                          1999         1998
                                                       (Unaudited)   (Audited)
                                                  ------------------------------

ASSETS
Current assets:
 Cash and cash equivalents .......................     $   3,257    $   4,778
   Trade accounts receivable, net ................        60,286       47,907
   Inventories ...................................        73,024       76,523
   Deferred income taxes .........................         1,665        1,621
   Prepaid expenses and other assets .............         1,042          748
                                                       ----------   ----------
       Total current assets .......................       139,274      131,577
                                                       ----------   ----------

Property, plant and equipment, net ...............       106,919      106,631

Investments in corporate joint ventures ..........        19,035       18,163

Goodwill, net of amortization ....................         9,348        9,060

Other assets .....................................         2,057        1,050
                                                       ---------    ---------
                                                       $ 276,633    $ 266,481
                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................     $  33,538    $  35,925
   Accrued liabilities ...........................         7,976        6,231
   Long-term debt due within one year ............         6,690        9,102
                                                       ---------    ---------
      Total current liabilities ..................        48,204       51,258

Long-term debt ...................................        97,345       88,300
Other liabilities ................................         1,139         --
Deferred income taxes ............................        13,904       13,247
                                                       ---------    ---------
     Total liabilities ...........................       160,592      152,805
                                                       ---------    ---------

Commitments and contingencies ....................          --           --

 Shareholders' equity:
   Preferred stock ...............................          --           --
   Common stock ..................................        17,018       16,928
   Treasury stock ................................        (7,067)      (3,792)
   Additional paid-in capital ....................         4,909        4,909
   Retained earnings .............................       103,382       97,071
   Foreign currency translation adjustment .......        (2,201)      (1,440)
                                                       ---------    ---------
                                                         116,041      113,676
                                                       ---------     --------
                                                       $ 276,633    $ 266,481
                                                       =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                              STEEL TECHNOLOGIES INC.
                    Condensed Consolidated Statements of Income

(Amounts in thousands,                   Three Months Ended    Six Months Ended
except per share data, unaudited)             March 31             March 31
--------------------------------------------------------------------------------
                                         1999       1998       1999       1998
                                     -------------------------------------------
Sales ..............................   $106,891   $101,287   $205,093   $197,736
Cost of goods sold .................     92,366     89,179    177,615    175,230
                                       --------   --------   --------   --------
     Gross profit ..................     14,525     12,108     27,478     22,506

Selling, general and administrative
  expenses .........................      6,422      5,568     12,780     10,918
Equity in net income of
unconsolidated corporate joint
venture ............................        157        258        272        760
                                       --------   --------   --------   --------
   Operating income ................      8,260      6,798     14,970     12,348

Interest expense ...................      1,823      1,488      3,528      3,050
                                       --------   --------   --------   --------
   Income before income
     taxes .........................      6,437      5,310     11,442      9,298

Provision for income taxes .........      2,544      2,076      4,558      3,573
                                        -------   --------   --------   --------
   Net income ......................   $  3,893   $  3,234   $  6,884   $  5,725
                                       ========   ========   ========   ========

Diluted weighted average
  number of common shares
  outstanding ......................     11,248     12,050     11,344     12,048
                                       ========   ========   ========   ========
Diluted earnings per common
  share ............................   $   0.35   $   0.27   $   0.61   $   0.48
                                       ========   ========   ========   ========
Basic weighted average number
  of common shares outstanding .....     11,230     11,997     11,330     11,997
                                       =======    ========   ========   ========
Basic earnings per common
  share ............................   $   0.35   $   0.27   $   0.61   $   0.48
                                       ========   ========   ========   ========
Cash dividends per common
  share ............................   $   --     $   --     $   0.05   $   0.05
                                       =======    =======    ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

                                                            Six months ended
(Amounts in thousands, unaudited)                               March 31
--------------------------------------------------------------------------------
                                                            1999          1998
                                                     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income .....................................     $  6,884      $  5,725
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation ................................        6,079         5,636
       Amortization ................................          178           121
       Deferred income taxes .......................          613           621
       Equity in net income of unconsolidated
         corporate joint venture....................         (272)         (760)
       Loss on sale of assets ......................           21             5
       Increase (decrease) in cash resulting
         from changes in:
             Trade accounts receivable .............      (11,513)       (7,951)
             Inventories ...........................        2,872         9,997
             Prepaids expenses and other assets ....       (2,181)        5,741
             Accounts payable ......................       (2,689)        2,270
             Accrued liabilities and income
                taxes ..............................        3,544           462
                                                         --------      --------
Net cash provided by operating activities ..........        3,536        21,867
                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ......       (8,570)       (5,813)
   Proceeds from sale of property, plant and
     equipment......................................        1,357          --
   Investment in unconsolidated joint venture.......         (600)         --
                                                         --------      --------
Net cash used in investing activities ..............       (7,813)       (5,813)
                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt ....................       15,000          --
   Principal payments on long-term debt ............       (8,368)       (9,547)
   Cash dividends on common stock ..................         (573)         (600)
   Repurchase of common stock ......................       (3,277)         (259)
   Net issuance of common stock under incentive
     stock option plans ............................           92             7
                                                         --------      --------
Net cash provided by (used in) financing activities         2,874       (10,399)
                                                         --------      --------
Effect of exchange rate changes on cash ............         (118)         (124)
                                                         --------      --------
Net (decrease) increase in cash and cash
  equivalents ......................................       (1,521)        5,531
Cash and cash equivalents, beginning of year .......        4,778         3,467
                                                         --------      --------
Cash and cash equivalents, end of period ...........     $  3,257      $  8,998
                                                         ========      ========
Supplemental Cash Flow Disclosures:

Cash payment for interest ..........................     $  4,904      $  3,231
                                                         ========      ========
Cash payment for income taxes ......................     $  2,041      $  2,043
                                                         ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          STEEL TECHNOLOGIES INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of income for the three and six months ended March 31, 1999 and 1998, and condensed consolidated cash flows for the six months ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1998. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

Inventory consists of:
(Amounts in thousands)                                   March 31   September 30
--------------------------------------------------------------------------------
                                                           1999         1998
                                                       (Unaudited)    (Audited)
                                                   -----------------------------
Raw materials ....................................        $58,439      $66,033
Finished goods and work in process ...............         14,585       10,490
                                                          -------      -------
                                                          $73,024      $76,523
                                                          =======      =======

3.  FOREIGN CURRENCY TRANSLATION:

The Mexican economy was considered hyper-inflationary for financial reporting until January 1, 1999. Accordingly, the Company used monetary/non-monetary method of accounting. As of January 1, 1999, the Mexican subsidiary uses the peso as the functional currency. The Company uses the current rate method of translation and reports translation adjustments as part of comprehensive income.

4.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the numerator and the denominator of the basic and diluted per share computations:


(Amounts in thousands, except               Three Months Ended Six Months Ended
 per share data, unaudited)                     March 31             March 31
--------------------------------------------------------------------------------
                                             1999      1998      1999      1998

Net income .............................   $ 3,893   $ 3,234   $ 6,884   $ 5,725
                                           -------   -------   -------   -------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common
      stock outstanding.................    11,230    11,997    11,330    11,997
    Plus: dilutive effect of stock
      options ..........................        18        53        15        51
                                           -------   -------   -------   -------
           Dituted weighted average
             shares ....................    11,248    12,050    11,345    12,048
                                           -------   -------   -------   -------
Shares (denominator) used for basic per
  share computations:
    Weighted average shares of common stock
      outstanding ......................    11,230    11,997    11,330    11,997

Net income per share data:
    Diluted ............................   $  0.35   $  0.27   $  0.61   $  0.48
                                           -------   -------   -------   -------
    Basic ..............................   $  0.35   $  0.27   $  0.61   $  0.48
                                           -------   -------   -------   -------

Options to purchase 528,000 and 185,000 shares were outstanding at March 31, 1999, and 1998, respectively and were excluded from the calculation above because the exercise prices on the options were greater than the average market price of the Company's stock for the periods.

5.  COMPREHENSIVE INCOME:

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" issued by the Financial Accounting Standards Board in June 1997. Comprehensive income is defined as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. Comprehensive income comprises of net income and unrealized gains and losses on foreign currency translations. Comprehensive income is summarized as follows:


(Amounts in thousands, except per   Three Months Ended       Six Months Ended
 share data, unaudited)                  March 31                March 31
--------------------------------------------------------------------------------
                                     1999       1998        1999       1998
                                 -----------------------------------------------
Net income .....................  $  3,893   $  3,234    $  6,884   $  5,725
    Foreign currency translation
        adjustment .............       761         --         761         --
                                  --------   --------    --------   --------
    Comprehensive income .......  $  4,654   $  3,234    $  7,645   $  5,725
                                  ========   ========    ========   ========

The  Company  does  not  provide  for U.S.  income  taxes  on  foreign  currency
translation   adjustments  because  it  does  not  provide  for  such  taxes  on undistributed earnings of foreign subsidiaries

   Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

When used in the following discussion, the word "expects" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions; cyclicality of demand in the steel industry, specifically in the automotive market; work stoppages; risks of year 2000 noncompliance or other business interruptions affecting automotive manufacturers; competitive factors such as pricing and availability of steel; reliance on key customers; and potential equipment malfunctions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Results of Operations

Steel Technologies posted record second quarter sales of $106,891,000 for the fiscal quarter ended March 31, 1999, an increase of 6% from sales of $101,287,000 for the second quarter ended March 31, 1998. The Roberts Steel Company (now a wholly owned subsidiary of Steel Technologies Ohio) acquired on July 1, 1998 added $6,145,000 of revenues for the second quarter of fiscal 1999. Sales of existing Steel Technologies steel processing operations decreased by approximately $541,000 or 1% from a year ago.

Sales for the six months ended March 31, 1999 increased by 4%, to $205,093,000 compared to $197,736,000 for the six months ended March 31, 1998. Steel Technologies Ohio contributed $10,745,000 in revenues for the six months ended March 31, 1999. Sales of existing Steel Technologies steel processing operations decreased by approximately $3,388,000 or 2% from the previous year's first six months.

     The Company continues to focus significant resources on the automotive industry and generates a major portion of business from selling to customers who are manufacturing component parts to the automotive industry.

Tons shipped in the second quarter and six months of fiscal 1999 increased approximately 14% and 11%, respectively compared to the second quarter and six months of fiscal 1998. Average selling prices of steel for the second quarter and six months of fiscal 1999 decreased approximately 8% and 6%, respectively from the previous year. The sales outlook is solid based on order activity and backlogs.

The gross profit margin was 13.6% and 13.4% in the second quarter and six months of fiscal 1999, respectively compared to 12.0% and 11.4% in the second quarter and six months of fiscal 1998, respectively. The improvements are primarily a result of customer and product mix improvements, productivity increases, a reduction in raw materials prices and other operating cost reductions.The Company expects stable and, in some cases, a slight increase in the price of raw materials, especially in hot rolled steel. Strong demand for steel products and reduction in the amount of foreign steel imports have resulted in firmer raw material prices. As a result of trade suits initiated by U.S. producers against Japan, Russia and Brazil, the supply of steel from foreign producers should decline in 1999 as compared to 1998, and most likely will result in domestic producers increasing raw material prices. Should raw material prices increase, margins would be negatively impacted in the event that corresponding sales price increases are not passed on to customers. The production cost efficiencies associated with anticipated higher sales volumes is expected to positively impact gross margins. Additionally, the Company's pickling facility and blanking lines are expected to increase the amount of higher margin toll processing revenue. Toll processing, primarily of customer-owned steel, generates higher gross margin percentages than the traditional processing of Company-owned steel.

Steel Technologies continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Selling, general and administrative costs increased approximately 15% and 17%, respectively from the comparable second quarter and first half of fiscal 1998 period. Selling, general and administrative expenses as a percentage of sales were 6.0% for the second quarter of fiscal 1999 as compared to 5.5% for the second quarter of fiscal 1998. Selling, general and administrative expenses as a percentage of sales were 6.2% for the six months ended March 31, 1999, compared to 5.5% for the six months ended March 31, 1998. The increase was primarily attributable to the additional expenses from the addition of Steel Technologies Ohio, and additional marketing expenses to support sales growth of Steel Technologies Carolinas and Mexico.

The Company's share of the income of Mi-Tech Steel, Inc., (Mi-Tech) an unconsolidated corporate joint venture, was $157,000 and $272,000, respectively for the second quarter and six months of fiscal 1999 compared to $258,000 and $760,000, respectively for the second quarter and six months ended March 31, 1998. The slower than expected start up of the Decatur, Alabama operation impacted Mi-Tech's profitability for the second quarter and first six months of fiscal 1999 as compared to the comparable periods of fiscal 1998. The Company expects similar income contributions from Mi-Tech for the remaining quarters of the current fiscal year.

     Interest expense was $1,823,000 and $3,528,000 for the second quarter and six months of fiscal 1999 compared to $1,488,000 and $3,050,000 for the second quarter and six months of fiscal 1998. The increase is the result of higher average borrowings used to finance the acquisition of Roberts Steel Company and the charges from an interest rate swap valuation.

The Company's effective income tax rate was approximately 39.5% and 39.8%, respectively for the second quarter and six months of fiscal 1999 compared to 39.2% and 38.4% for the comparable periods of fiscal 1998. The increase is attributable to a lower percentage of overall earnings from the Mi-Tech joint venture, which are not fully taxable to the Company.

Liquidity and Capital Resources

At March 31, 1999, Steel Technologies had $91,071,000 of working capital, maintained a current ratio of 2.9:1 and had total debt at 47% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first six months of fiscal 1999, increased profit levels contributed to the generation of $3,536,000 of cash flows from operations. Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout the balance of fiscal 1999.

     Capital expenditures for the six months of fiscal 1999 totaled $8,570,000. The major expenditures were for the construction of the new Berkeley, South Carolina plant and the purchase of the building for the Ohio operation. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. The capital additions for all facilities are expected to approximate $12,000,000 for fiscal 1999.

Steel Technologies maintains an equity investment of approximately $8,739,000 in its 90% owned Mexican subsidiary. The Mexican economy was considered hyper-inflationary for financial reporting until January 1, 1999. Accordingly, the Company used the monetary/non-monetary method of accounting. As of January 1, 1999, the Mexican subsidiary uses the peso as the functional currency. The Company started using the current rate method of translating the peso denominated financial information in U.S. dollar and reports translation adjustments in comprehensive income. Due to the costs of hedging currency risks, the Company has not entered into any hedging arrangements

Steel Technologies maintains an equity investment, principally in the preferred stock of Processing Technology, Inc., a corporate joint venture. The Company periodically evaluates the possible conversion of the preferred stock investment into common stock of Processing Technology, Inc. The decision to convert the investment to common stock will be based upon the joint venture attaining certain financial criteria established by Steel Technologies. Upon conversion, the Company would be obligated to guarantee a proportionate share, currently approximating $8,700,000 of the joint venture's loan and lease commitments. The conversion is not expected to occur in the near term.

In December 1998, the Company increased the limit on the unsecured bank line of credit from $80,000,000 to $100,000,000. As of March 31, 1999, there was
$64,000,000 outstanding on the credit facility. At this time the Company has no known material obligations, commitments or demands which must be met beyond the next twelve months other than the ten-year private placement notes and the unsecured bank line of credit. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At March 31, 1999, Steel Technologies had $97,345,000 of debt long-term debt outstanding. Under various debt agreements, the Company agrees to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

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

During 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 1,500,000 shares of its common stock. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. During the second quarter of fiscal 1999, the Company repurchased 159,000 shares of its common stock at prevailing market prices. As of March 31, 1999, the Company had repurchased a total of approximately 873,000 shares of common stock at prevailing market prices.

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

The infrastructure section consists of hardware and systems software other than application software. The Company completed all of the testing, remediating, upgrading or replacing of hardware and systems software as of March 31, 1999.

The application software section includes both the conversion of application software that is not Year 2000 compliant and, where applicable, the replacement of software. As of March 31, 1999, all of the application software was tested and remedied.

The manufacturing section of the Project relates to the hardware, software and associated embedded computer chips that are used in the operation of all facilities. The Company estimates that 10 percent of the manufacturing equipment is dependent on date sensitive software and that all of the manufacturing equipment is Year 2000 compliant at March 31, 1999.

The third party suppliers and customers section includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties were completed as of December 31, 1998.

Contingency planning for all areas started in January 1999 is completed as of March 31, 1999.

The total cost related to becoming Year 2000 compliant is not expected to be material to the Company's financial position. The acquisition of a mid-range computer in 1995 minimized the exposure to Year 2000 problems. The estimated cost of the Year 2000 Project is approximately $200,000 of which approximately $100,000 was expensed in the first six months of fiscal 1999 and $50,000 was expensed as of the end of the Company's fiscal year ended September 30, 1998.

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

      Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first six months ended March 31, 1999, from the disclosures about market risk provided in the Company's Annual Report 10-K for the year ended September 30, 1998.

                           PART II. OTHER INFORMATION

                  Item 6.  Exhibits  and  Reports on Form 8-K (a) The  following exhibit is filed as a part of this report:

EXHIBIT 27  -- FINANCIAL DATA SCHEDULE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STEEL TECHNOLOGIES INC.
(Registrant)







  By  ________________
                                 Joseph P. Bellino
                                 Chief Financial Officer
                            (Principal Financial and
                            Chief Accounting Officer)




Dated May 12, 1999