Form 10-Q
period 1999-06-30
STEEL TECHNOLOGIES INC
filed 1999-08-13
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

    [ ]              TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-14061


                             STEEL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

                       Kentucky                       61-0712014
             State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)        Identification No.)

                       15415 Shelbyville Road, Louisville,
                         KY 40245 (Address of principal
                          executive offices) (Zip Code)

                                 (502) 245-2110
              (Registrant's telephone number, including area code)

                                 Not applicable

   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 11,129,363 shares outstanding of the Registrant's common stock as of July 31, 1999.

                             STEEL TECHNOLOGIES INC.

                                      INDEX


                                                                     Page Number
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1999 (Unaudited) and September 30, 1998 (Audited) .....    3

          Condensed Consolidated Statements of Income Three months
          and Nine months ended June 30, 1999 and 1998 (Unaudited) .......    4

          Condensed Consolidated Statements of Cash Flows
          Nine months ended June 30, 1999 and 1998 (Unaudited) ...........    5

          Notes to Condensed Consolidated Financial Statements (Unaudited)  6-7


     Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................ 8-10

     Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .............................................................   11

PART II.OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K ............................   11

     Signature............................................................   12

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(Amounts in thousands)                                  June 30     September 30
--------------------------------------------------------------------------------
                                                          1999           1998
                                                      (Unaudited)     (Audited)
                                                  ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents .....................     $   6,169      $   4,778
   Trade accounts receivable, net ................        59,506         47,907
   Inventories ...................................        70,718         76,523
   Deferred income taxes .........................         1,665          1,621
   Prepaid expenses and other assets .............           844            748
                                                       ---------     ----------
      Total current assets .......................       138,902        131,577
                                                       ---------      ---------

Property, plant and equipment, net ...............       108,413        106,631

Investments in corporate joint ventures ..........        19,390         18,163

Goodwill, net of amortization ....................         9,258          9,060

Other assets .....................................         1,153          1,050
                                                       ---------       --------
                                                       $ 277,116      $ 266,481
                                                       =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................     $  35,735      $  35,925
   Accrued liabilities ...........................         9,133          6,231
   Income tax payable ............................           605           --
   Long-term debt due within one year ............         6,690          9,102
                                                       ---------      ---------
      Total current liabilities ..................        52,163         51,258

Long-term debt ...................................        91,277         88,300
Deferred income taxes ............................        13,260         13,247
Other liabilities ................................           575           --
                                                       ---------      ---------
    Total liabilities ............................       157,275        152,805
                                                       ---------      ---------

Commitments and contingencies ....................          --             --

 Shareholders' equity:
   Preferred stock ...............................          --             --
   Common stock ..................................        17,033         16,928
   Treasury stock ................................        (7,123)        (3,792)
   Additional paid-in capital ....................         4,909          4,909
   Retained earnings .............................       107,197         97,071
   Foreign currency translation adjustment .......        (2,175)        (1,440)
                                                       ---------      ---------
                                                         119,841        113,676
                                                       ---------      ---------
                                                       $ 277,116      $ 266,481
                                                       =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(Amounts in thousands,                Three Months Ended     Nine Months Ended
except per share data, unaudited)           June 30               June 30
--------------------------------------------------------------------------------
                                        1999       1998       1999       1998
                                      ------------------------------------------
Sales ................................ $109,248   $ 96,389   $314,342   $294,125
Cost of goods sold ...................   93,136     84,506    270,752    259,736
                                       --------   --------   --------   --------
      Gross profit ...................   16,112     11,883     43,590     34,389

Selling, general and
   administrative expenses ...........    6,850      5,690     19,630     16,608
Equity in net income of unconsolidated
  corporate joint venture ............      355          8        627        768
                                       --------   --------   --------   --------
   Operating income ..................    9,617      6,201     24,587     18,549

Interest expense .....................    2,412      1,372      5,940      4,421
                                       --------   --------   --------   --------
   Income before income taxes ........    7,205      4,829     18,647     14,128

Provision for income taxes ...........    2,723      1,972      7,281      5,546
                                       --------   --------   --------   --------
    Net income .......................    4,482   $  2,857   $ 11,366   $  8,582
                                       --------   --------   --------   --------
Diluted weighted average number of
   common shares outstanding .........   11,157     12,035     11,281     12,043
                                       ========   ========   ========   ========

Diluted earnings per common share ....     0.40   $   0.24   $   1.01   $   0.71
                                       ========   ========   ========   ========

Basic weighted average number of
   common shares outstanding .........   11,128     11,965     11,262     11,987
                                       ========   ========   ========   ========

Basic earnings per common share ......     0.40   $   0.24   $   1.01   $   0.72
                                       ========   ========   ========   ========

Cash dividends per common share ......     0.06   $   0.05   $   0.11   $   0.10
                                       ========   ========   ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

                                                            Nine months ended
(Amounts in thousands, unaudited)                                June 30
--------------------------------------------------------------------------------
                                                            1999        1998
                                                       -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .........................................   $ 11,366    $  8,582
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation ...................................      9,271       8,689
       Amortization ...................................        285         173
       Deferred income taxes ..........................       (270)        850
       Equity in net income of unconsolidated corporate
       joint venture ..................................       (627)       (767)
       Loss on sale of assets .........................          8           5
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................    (11,448)     (5,989)
             Inventories ..............................      5,276       4,430
             Prepaid expenses and other assets ........     (1,003)     11,645
             Accounts payable .........................       (287)      1,478
             Accrued liabilities and income taxes .....      5,190         585
                                                          --------    --------
Net cash provided by operating activities .............     17,761      29,681
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........    (13,171)     (9,569)
   Proceeds from sale of property, plant and equipment       1,365        --
   Investment in unconsolidated joint venture .........       (600)       --
                                                          --------    --------
Net cash used in investing activities .................    (12,406)     (9,569)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................      9,000        --
   Principal payments on long-term debt ...............     (8,435)    (15,114)
   Cash dividends on common stock .....................     (1,240)     (1,199)
   Repurchase of common stock .........................     (3,331)       (792)
   Net issuance of common stock under incentive
     stock option plans ...............................        105          14
                                                          --------    --------
Net cash used in financing activities .................     (3,901)    (17,091)
                                                          --------    --------
Effect of exchange rate changes on cash ...............        (63)       (156)
                                                          --------    --------

Net increase in cash and cash equivalents .............      1,391       2,865
Cash and cash equivalents, beginning of year ..........      4,778       3,467
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $  6,169    $  6,332
                                                          ========    ========
Supplemental Cash Flow Disclosures:

Cash payment for interest .............................   $  5,554    $  4,745
                                                          ========    ========
Cash payment for income taxes .........................   $  7,966    $  4,163
                                                          ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of income for the three and nine months ended June 30, 1999 and 1998, and condensed consolidated cash flows for the nine months ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1998. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:


Inventory consists of:
(Amounts in thousands)                                    June 30  September 30
--------------------------------------------------------------------------------
                                                            1999        1998
                                                         Unaudited    Audited
                                                        ------------------------
Raw materials ..........................................  $57,681     $66,033
Finished goods and work in process......................   13,037      10,490
                                                          -------     -------
                                                          $70,718     $76,523
                                                          =======     =======

3.  FOREIGN CURRENCY TRANSLATION:

As of January 1, 1999, the Mexican subsidiary started to use the peso as the functional currency. The Company uses the current rate method of translation and reports translation adjustments as part of comprehensive income. The Mexican economy was considered hyper-inflationary for financial reporting until January 1, 1999. Accordingly, the Company used monetary/non-monetary method of accounting.

4.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the numerator and the denominator of the basic and diluted per share computations:


(Amounts in thousands,                  Three Months Ended   Nine Months Ended
except per share data, unaudited)             June 30             June 30
--------------------------------------------------------------------------------
                                           1999      1998      1999      1998
                                      ------------------------------------------
Net income ...........................   $ 4,482   $ 2,857   $11,366   $ 8,582
                                         -------   -------   -------   -------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common
       stock outstanding .............    11,128    11,965    11,262    11,987
    Plus: dilutive effect of stock
       options .......................        29        70        19        50
                                         -------   -------   -------   -------
       Diluted weighted average shares    11,157    12,035    11,281    12,037
                                         -------   -------   -------   -------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common
       stock outstanding .............    11,128    11,965    11,262    11,987
                                         -------   -------   -------   -------

Net income per share data:
    Diluted ..........................   $  0.40   $  0.24   $  1.01   $  0.71
                                         =======   =======   =======   =======

    Basic ............................   $  0.40   $  0.24   $  1.01   $  0.72
                                         =======   =======   =======   =======

Options to purchase 518,000 and 70,000 shares were outstanding at June 30, 1999, and 1998, respectively and were excluded from the calculation above because the exercise prices on the options were greater than the average market price of the Company's stock for the periods.

5.  COMPREHENSIVE INCOME:

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" issued by the Financial Accounting Standards Board in June 1997. Comprehensive income is defined as all changes in equity during the period except those resulting from shareholder equity contributions and distributions. Comprehensive income comprises net income and unrealized gains and losses on foreign currency translations. Comprehensive income is summarized as follows:


(Amounts in thousands,                Three Months Ended     Nine Months Ended
except per share data, unaudited)           June 30               June 30
--------------------------------------------------------------------------------
                                        1999       1998       1999        1998
                                   ---------------------------------------------
Net income ........................   $  4,482   $  2,857   $ 11,366    $  8,582
    Foreign currency translation
        adjustment ................         26       --         (735)       --
                                      --------   --------   --------    --------
    Comprehensive income ..........   $  4,508   $  2,857   $ 10,631    $  8,582
                                      ========   ========   ========    ========

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

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

Results of Operations

Steel Technologies posted record third quarter sales of $109,248,000 for the fiscal quarter ended June 30, 1999, an increase of 13% from sales of $96,389,000 for the third quarter ended June 30, 1998. The Roberts Steel Company (now a wholly owned subsidiary of Steel Technologies Ohio) acquired on July 1, 1998 added $5,555,000 of revenues for the third quarter of fiscal 1999. Sales of existing Steel Technologies processing operations increased by approximately $7,304,000 or 8% from a year ago.

Sales for the nine months ended June 30, 1999 increased by 7%, to $314,342,000 compared to $294,125,000 for the nine months ended June 30, 1998. Steel Technologies Ohio contributed $16,300,000 in revenues for the nine months ended June 30, 1999. Sales of existing Steel Technologies processing operations increased by approximately $3,917,000 or 1% from the previous year's first nine months.

The Company continues to focus significant resources on the automotive industry and generates a major portion of business from selling to customers who are manufacturing component parts to the automotive industry.

Tons shipped in the third quarter and nine months of fiscal 1999 increased approximately 17% and 13%, respectively compared to the third quarter and nine months of fiscal 1998. Average selling prices of steel for the third quarter and nine months of fiscal 1999 decreased approximately 4% and 5%, respectively from the previous year. The sales outlook is solid based on order activity and backlogs.

The gross profit margin was 14.8% and 13.9% in the third quarter and nine months of fiscal 1999, respectively compared to 12.3% and 11.7% in the third quarter and nine months of fiscal 1998, respectively. The improvements are primarily a result of product mix improvements, productivity increases, a reduction in raw materials prices and other operating cost reductions. The Company expects stable and, in some cases, a slight increase in the price of raw materials, especially in hot rolled steel. Strong demand for steel products and reduction in the amount of foreign steel imports have resulted in firmer raw material prices. As a result of trade suits initiated by U.S. producers against Japan, Russia and Brazil, the supply of steel from foreign producers has declined in 1999 as compared to 1998, and most likely will result in domestic producers increasing raw material prices. Should raw material prices increase, margins would be negatively impacted in the event that corresponding sales price increases are not passed on to customers. The production cost efficiencies associated with anticipated higher sales volumes is expected to positively impact gross margins. Additionally, the Company's pickling facility and blanking lines are expected to increase the amount of higher margin toll processing revenue. Toll processing, primarily of customer-owned steel, generates higher gross margin percentages than the traditional processing of Company-owned steel.

Steel Technologies continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Selling, general and administrative costs increased approximately 20% and 18%, respectively from the comparable third quarter and nine months of fiscal 1998 period. Selling, general and administrative expenses as a percentage of sales were 6.3% for the third quarter of fiscal 1999 as compared to 5.9% for the third quarter of fiscal 1998. Selling, general and administrative expenses as a percentage of sales were 6.2% for the nine months ended June 30, 1999, compared to 5.7% for the nine months ended June 30, 1998. The increase was primarily attributable to the additional expenses from the addition of Steel Technologies Ohio, and additional marketing expenses to support sales growth of Steel Technologies Carolinas and Mexico.

The Company's share of the income of Mi-Tech Steel, Inc., (Mi-Tech) an unconsolidated corporate joint venture, was $355,000 and $627,000, respectively for the third quarter and nine months of fiscal 1999 compared to $8,000 and $768,000, respectively for the third quarter and nine months ended June 30, 1998. Improvements in demand for Mi-Tech products and services positively impacted Mi-Tech's profitability for the third quarter of fiscal 1999 as compared to the comparable period of fiscal 1998. The Company expects a positive contribution from Mi-Tech for the final quarter of fiscal 1999.

Interest expense was $2,412,000 and $5,940,000 for the third quarter and nine months of fiscal 1999 compared to $1,372,000 and $4,421,000 for the third quarter and nine months of fiscal 1998. The increase is the result of higher average borrowings used to finance the acquisition of Roberts Steel Company and the charges from an interest rate swap valuation. The interest rate swap was terminated on June 30, 1999 and a deferred gain will be amortized as a reduction of interest expense starting in July 1999.

The Company's effective income tax rate was approximately 37.8% and 39.1%, respectively for the third quarter and nine months of fiscal 1999 compared to 40.8% and 39.3% for the comparable periods of fiscal 1998. The decrease is attributable to a higher percentage of overall earnings from the Mi-Tech joint venture, which are not fully taxable to the Company. Also, the decrease reflects a lower effective rate for the Mexican subsidiary.

Liquidity and Capital Resources

At June 30, 1999, Steel Technologies had $86,739,000 of working capital, maintained a current ratio of 2.7:1 and had total debt at 45% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first nine months of fiscal 1999, increased profit levels contributed to the generation of $17,761,000 of cash flows from operations. Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout the balance of fiscal 1999.

Capital expenditures for the nine months of fiscal 1999 totaled $13,171,000. The major expenditures were for the construction of the new Berkley, South Carolina plant, the partial construction of the Ohio plant expansion, the purchase of the building for the Ohio operation and the purchase of property and building for the North Carolina operation. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. The capital additions for all facilities are expected to approximate $16,000,000 for fiscal 1999.

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

In December 1998, the Company increased the limit on the unsecured bank line of credit from $80,000,000 to $100,000,000. As of June 30, 1999, there was
$58,000,000 outstanding on the credit facility. At this time the Company has no known material obligations, commitments or demands which must be met beyond the next twelve months other than the ten-year private placement notes and the unsecured bank line of credit. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At June 30, 1999, Steel Technologies had $91,277,000 of long-term debt outstanding. Under various debt agreements, the Company agrees to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

On June 30, Steel Technologies terminated its long-term interest rate swap agreement, which was entered into to reduce the risk of interest rate variability. Under the contract, the Company agreed with another party to exchange quarterly the difference between variable-rate and fixed-rate amounts calculated on a notional principal amount of $30,000,000. The transaction generated a deferred gain of $958,000 of which $383,000 was classified as short term and $575,000 was classified as long term on June 30, 1999. The gain will be amortized over a period of 30 months as a reduction of interest expense beginning on July 1, 1999.

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

During 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 1,500,000 shares of its common stock. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. During the third quarter of fiscal 1999, the Company repurchased 7,000 shares of its common stock at prevailing market prices. As of June 30, 1999, the Company had repurchased a total of approximately 880,000 shares of common stock at prevailing market prices.

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

The Project focuses primarily in the following areas: infrastructure, applications, manufacturing, third party suppliers and customers. Steel Technologies has contracted Electronic Data Systems (EDS) to manage the Project and make the necessary remediations.

The Project addresses nine phases: inventorying of Year 2000 compliance items; assessing priorities to identified items; determining the materiality of the Year 2000 compliance items; repairing or replacing material items not Year 2000 compliant; testing material items; and implementing contingency and business continuation plans for each Company location.

The infrastructure section consists of hardware and systems software other than application software. The Company completed all of the testing, remediating, upgrading or replacing of hardware and systems software as of June 30, 1999.

The application software section includes both the conversion of application software that is not Year 2000 compliant and, where applicable, the replacement of software. As of June 30, 1999, all of the application software was tested and remedied.

The manufacturing section of the Project relates to the hardware, software and associated embedded computer chips that are used in the operation of all facilities. The Company estimates that 10 percent of the manufacturing equipment is dependent on date sensitive software and that all of the manufacturing equipment is Year 2000 compliant at June 30, 1999.

The third party suppliers and customers section includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties were completed as of December 31, 1998 and communications with third parties are continuing.

Contingency planning for all areas started in January 1999 was completed as of June 30, 1999. Alternate suppliers have been defined and additional inventories of raw and finished goods will be added. In some areas, manual methods have been defined for possible use.

The total cost related to becoming Year 2000 compliant is not expected to be material to the Company's financial position. The acquisition of a mid-range computer in 1995 minimized the exposure to Year 2000 problems. The estimated cost of the Year 2000 Project is approximately $200,000 of which approximately $150,000 was expensed in the first nine months of fiscal 1999 and $50,000 was expensed as of the end of the Company's fiscal year ended September 30, 1998.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first nine months ended June 30, 1999, other than the termination of the interest rate swap agreement, from the disclosures about market risk provided in the Company's Annual Report 10-K for the year ended September 30, 1998.


                    Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as a part of this report:

EXHIBIT 27  -- FINANCIAL DATA SCHEDULE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







STEEL TECHNOLOGIES INC.
(Registrant)







  By  _____________________________
            Joseph P. Bellino
          Chief Financial Officer
          (Principal Financial and
          Chief Accounting Officer)







Dated August 13, 1999