Form 10-K
period 1999-09-30
STEEL TECHNOLOGIES INC
filed 1999-12-28
CIK 771790

13
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
   [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1999
                                      OR

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

       Registrant's telephone number, including area code: 502-245-2110

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, NO PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part III of this  Form  10-K or any
amendments to this Form 10-K.   [X]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of December 10, 1999, computed by reference to the closing price of the registrant's common stock, as quoted in the Nasdaq National Market System on such date: $ 110,930,010.

Number of shares of the registrant's Common Stock outstanding at December 10, 1999: 11,093,001.

Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 1999 are incorporated by reference into Part II. Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 27, 2000 are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

GENERAL

Steel Technologies Inc. ("the Company") was incorporated under the laws of the state of Kentucky in 1971 as Southern Strip Steel, Inc. In June 1985, the name of the corporation was changed to Steel Technologies Inc.

The Company is an intermediate steel processor engaged in the business of processing flat rolled steel to specified close tolerances in response to orders from industrial customers who require steel of precise thickness, width, temper, finish and shape for their manufacturing purposes. The Company purchases commercial tolerance steel in coils up to 72 inches in width from major steel mills, processing it to the precise thickness, width, temper, finish and shape specified by its customers. The processed steel is distributed from facilities located in Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, South Carolina in the U.S. and three facilities in Mexico. The Company has customers in 37 states primarily in the East, Midwest and South, as well as into Mexico and Canada. The Company's principal processed products are: hot-rolled strip and sheet, high strength low alloy strip and sheet, hot-rolled pickle and oil and coated strip and sheet, pickling of hot-rolled black coils, blanking and cut-to-length processing of coil steel, cold-rolled strip and sheet, cold-rolled one-pass strip, and high carbon and alloy strip and sheet.

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

QUALITY CONTROL

The ability to obtain high quality steel from its suppliers on a consistent basis is critical to the Company's business. In the past five years, about 97.7% of the raw material has conformed to the purchasing requirements. Most of the nonconforming raw material is diverted to less critical applications. The
Company, through its technical services department, has instituted strict quality control measures to assure that the quality of purchased raw materials will allow the Company to meet the specifications of its customers and to reduce the costs of production interruptions resulting from poor quality steel. Physical, chemical, and metallographic analyses are performed on selected raw materials to verify that their mechanical and dimensional properties, cleanliness, surface characteristics, and chemical content are acceptable. Similar analyses are conducted on processed steel on a selected basis before delivery to the customer. The Company also uses statistical process control techniques to monitor its slitting and cold reduction processes so management can document to customers that required tolerances have been continuously maintained throughout processing. This close attention to product quality has enabled the Company to limit the amount of customer returns and allowances to less than 1.15% of sales in each of the last three years ended 1999, 1998 and 1997. The Company's technical services department is located in the research and development engineering and technology center in Louisville, Kentucky. The Company's metallurgical laboratory is located in the Eminence, Kentucky plant.


MARKETING

The Company's marketing staff consists of sales personnel located in Alabama, Illinois, Indiana, Iowa, Kentucky, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Wisconsin, and Mexico. In addition to cultivating additional business from existing customers and developing new accounts, these sales personnel are responsible for identifying market trends in their assigned areas. The marketing staff consists of five regional Vice Presidents-Sales, and by the Company's technical services department, which develops application engineering ideas. The Company is frequently requested to recommend the type of steel which can best serve a customer's specific needs.

CUSTOMERS AND DISTRIBUTION

The Company produces to customer order rather than for inventory. Although some blanket orders are taken for periods of up to one year, such blanket orders represent a projection of anticipated customer requirements and do not become firm orders until the customer calls for delivery of specified quantities of particular products at specified times. The Company is therefore required to maintain a substantial inventory of raw materials to meet the short lead times and just-in-time delivery requirements of many of its customers. Customers typically place firm orders for delivery within two to three weeks. The
Company's backlog of firm orders at November 30, 1999 was $41,000,000, approximately 5% higher than the $39,000,000 at November 30, 1998.

The Company processes steel for sale to a variety of industrial customers, including those in the automotive, automotive supply, appliance, lawn and garden, machinery and office equipment industries. In fiscal 1999, 1998, and 1997 sales to the automotive industry directly accounted for 10%, 10% and 10% of the Company's sales, respectively; sales to the automotive supply industry accounted for 50%, 50% and 55%, respectively. The Company believes its long-term relationships with its major customers are a significant factor in its business.

The Company supplies processed steel to approximately 925 active accounts. These customers are generally located within 300 miles of one of the Company's plants. The location of Company facilities near a great number of customers permits the efficient distribution of the Company's products by truck. Independent trucking companies afford a convenient and expeditious means for shipping approximately two-thirds of the Company's products to its customers. The Company also maintains a small number of tractor-trailer trucks to provide flexible delivery service to those customers who do not arrange for their own shipping needs.

SUPPLIERS

In 1999, the Company obtained its steel for processing from a number of primary producers and mini-mills including Weirton Steel Corporation, Nucor Corporation, Wheeling-Pittsburg Steel Corp, Rouge Steel Company and Mitsui & Co (USA), Inc. The Company obtains its raw material requirements by ordering steel possessing specified physical qualities and alloy content. By purchasing in large quantities at predetermined intervals, the Company attempts to purchase its raw materials at the lowest competitive prices for the quality purchased. The Company believes that it is not dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

JOINT VENTURES

In April 1987, the Company formed Mi-Tech Steel, Inc. (Mi-Tech Steel), a 50% owned corporate joint venture with Mitsui Steel Development Co., Inc. Mi-Tech Steel was established to own and operate high-volume steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers located in the United  States.  The initial  processing  facility  was opened in
December 1987 in Murfreesboro, Tennessee. In January 1990, a second Mi-Tech Steel processing facility opened in Greensburg, Indiana. A third processing facility, the first for Mi-Tech Steel with pickling capabilities opened in December 1997 in Decatur, Alabama. Steel Technologies is providing management services for the Mi-Tech Steel operations. In October 1990, Processing Technology, Inc., was established. The Company holds a 5% investment in the common stock of this corporate joint venture with LTV Steel Company and Mitsui Steel Development Co., Inc. Processing Technology operates facilities in Perrysburg, Ohio and Burns Harbor, Indiana, which process flat rolled steel and provide steel storage principally for LTV Steel Company. Both facilities began operations in fiscal 1992.

COMPETITION

Steel processing is highly competitive. The Company primarily competes with a number of other intermediate steel processors who are capable of processing steel to closer than standard tolerance. The primary characteristics of competition encountered by the Company are quality of product, reliability of delivery and price.

ENVIRONMENTAL MATTERS

The Company's manufacturing facilities are subject to many existing and proposed federal, state and foreign regulations designed to protect the environment. Presently, the Company has no knowledge of any material pending or threatened litigation or administrative proceeding against the Company involving environmental matters. Management believes the Company's manufacturing facilities are in compliance with applicable federal, state and foreign environmental regulations, and is not presently aware of any fact or circumstance which would require the expenditure of material amounts for environmental compliance in the future.

EMPLOYEES

As of October 31, 1999, the Company employed 1,044 people, including 141 at the Canton, Michigan plant, 98 at the Clinton, North Carolina plant, 47 at the Elkton, Maryland plant, 136 at the Eminence, Kentucky plant, 29 at the Huger, South Carolina plant, 121 at the Ghent, Kentucky plant, 177 at the Portage, Indiana plant, 70 at the Willoughby, Ohio plant and 111 at the Monterey, Mexico plant. There are 81 employees at its Corporate Office in Louisville, Kentucky and 16 employees at its Engineering facility in Louisville, Kentucky. There are 17 sales personnel located in their respective market areas. The hourly employees in the Company's Canton, Michigan facility are represented by the United Auto Workers under a collective bargaining agreement. In October 1998, the hourly employees decertified the United Steel Workers' Union at the Portage, Indiana plant. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 2.    PROPERTIES

The Company's principal processing plants are as follows:

                       Production      Plant       Date Opened/  Production
Plant Location          Capacity        Size         Acquired    Capabilities
--------------       --------------  ------------- ------------ --------------
Eminence, Kentucky    170,000 tons   180,000 sq.ft.    1971       S,R,A,B
Portage, Indiana      210,000 tons   220,000 sq.ft.    1987       S,R,A
Elkton, Maryland       60,000 tons    60,000 sq.ft.    1989       S,R
Canton, Michigan      210,000 tons   190,000 sq.ft.    1991       S,R,A
Monterrey, Mexico     120,000 tons    80,000 sq.ft.    1994       S,R,C
Ghent, Kentucky       500,000 tons   205,000 sq.ft.    1995       S,P
Clinton, No. Carolina 130,000 tons   110,000 sq.ft.    1997       S,C
Willoughby, Ohio      160,000 tons    73,000 sq.ft.    1998       S,C,R,B
Huger, So. Carolina   140,000 tons    84,000 sq.ft.    1999       S


S=Slitting
R=Cold Reduction
A=Annealing
P=Pickling and Leveling
C=Cut to Length
B=Blanking

All of the Company's nine processing plants are owned by the Company. In 1999, the Company purchased the real property used for processing in North Carolina and Ohio. Prior to that, the company had lease arrangements with these facilities subsequently purchased. During 1999, the Company sold approximately 798,000 tons of processed steel from its manufacturing plants. In addition, the Ghent pickling facility processed approximately 283,000 tons of material owned by customers. The remaining facilities processed an additional 106,000 tons of material owned by customers.

The engineering division, technical services located in Louisville, Kentucky occupies a 11,000 square foot building leased by the Company.

The Company's executive offices are located in Louisville, Kentucky in a 30,000 square foot building owned by the Company.

Mi-Tech Steel currently operates two high volume steel slitting operations and one high volume pickling and slitting operation. The Murfreesboro, Tennessee plant and Greensburg, Indiana Plant consist of 300,000 and 160,000 square feet respectively. The Mi-Tech Steel Alabama facility, a wholly-owned subsidiary of Mi-Tech Steel, Inc., in Decatur, Alabama consists of two facilities comprising a total of 160,000 square feet.

All operating properties are in good repair and in suitable condition for the purposes for which they are used. The Company's Elkton, Maryland processing plant and the executive office building are subject to outstanding mortgages covering certain long-term financing arrangements.

ITEM 3.    LEGAL PROCEEDINGS

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                  Age  Title
----                  ---  -----
Merwin J. Ray         70   Chairman of the Board

Bradford T. Ray       41   Vice Chairman of the Board and Chief Executive
                             Officer

Michael J. Carroll    42   President and Chief Operating
                             Officer

Howard F. Bates, Jr.  53   Vice President-Technical Services

Joseph P. Bellino     49   Chief Financial Officer and Treasurer

Officers are elected annually by and serve at the discretion of the Board of Directors. Messrs. Merwin J. Ray, Bradford T. Ray, Howard F. Bates, Jr. and Michael J. Carroll are members of the Company's Board of Directors.

Mr. Merwin J. Ray has served as Chairman of the Board of the Company since its incorporation in 1971. He previously held the positions of Chief Executive Officer from May 1985 until November 1999 and President of the Company from 1971 until May 1985. Mr. Merwin J. Ray is the father of Bradford T. Ray, Vice Chairman and Chief Executive Officer of the Company.

Mr. Bradford T. Ray has served as Vice Chairman and Chief Executive Officer since November 1999. He previously held the positions President and Chief Operating Officer from November 1994 until November 1999, Executive Vice President from April 1993 to November 1994 and Vice President-Manufacturing of the Company from January 1987 to April 1993.

Mr. Michael J. Carroll has served as President and Chief Operating Officer since November 1999. He previously held the positions of Executive Vice President from January 1995 until November 1999, Senior Vice President-Sales from April 1993 to January 1995 and Vice President-Sales from July 1987 to
April 1993.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

The information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend Information" on page 12 of the Company's annual report to shareholders for the year ended September 30, 1999.

ITEM 6.    SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected Financial Data" on page 11 of the Company's annual report to shareholders for the year ended September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the Company's annual report to shareholders for the year ended September 30, 1999.

TEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK The Company is exposed to market risks related to changes in interest rates. To manage interest rate exposures, the Company uses fixed and variable debt. The Company does not enter into derivative financial instrument transactions for speculative purposes.

The following table summarizes principal cash flows and related interest rates of the Company's long-term debt at September 30, 1999 by expected maturity dates. The weighted average interest rate of the fixed-rate debt is based on the actual average rates at September 30, 1999. The variable-rate debt is based on actual rates at September 30, 1999. The variable-rate debt consists primarily of the line of credit of which $57,000,000 is outstanding at September 30, 1999. While the line of credit matures during fiscal 2002, the company anticipates extending this arrangement for the foreseeable future.

(In thousands except for interest rates)

                    2000        2001       2002       2003       2004   Thereafter   Total    Fair value
---------------------------------------------------------------------------------------------------------
Long-term debt
 (fixed) .......   $ 6,591    $ 5,991    $ 5,992    $ 5,726    $ 5,720    $ 5,680    $35,700   $36,643
Weighted avarage
 interest rate .     7.86%      8.31%      8.31%      8.39%      8.52%      8.52%
Long-term debt
 (variable) ....   $   100    $   100    $57,100    $   100    $   100    $ 3,700    $61,200   $61,200
Weighted avarage
 interest ......     5.73%       5.73%     3.95%      3.95%      3.95%      3.95%



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries on pages 18 through 29, and Report of Independent Accountants on page 30 are included in the Company's annual report to shareholders for the year ended September 30, 1999, and the section entitled "Selected Quarterly Financial Data" on page 12 thereof are incorporated herein by reference.

   Consolidated  Balance Sheets-September 30, 1999 and 1998
   Consolidated Statements of Income-Years ended September 30, 1999, 1998 and
     1997
   Consolidated Statements of Comprehensive Income-Years ended September 30,
     1999, 1998 and 1997
   Consolidated Statements of Shareholders' Equity-Years ended September 30,
     1999, 1998 and 1997
   Consolidated Statements of Cash Flows-Years ended September 30, 1999, 1998 and 1997
   Notes to Consolidated Financial Statements
   Report of Independent Accountants


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information required by Item 10 is incorporated by reference herein from the material under the section entitled "Election of Directors" contained on pages 3 through 6, and "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the annual meeting of shareholders of Steel Technologies Inc. to be held on January 27, 2000. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant".

ITEM 11.   EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), the information required by Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Compensation of Directors" contained on page 7 and "Executive Compensation" contained on pages 8 through 10 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 27, 2000.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained on pages 11 through 15 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 27, 2000 shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), the information required by Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 2 and 3 and "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 27, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information required by Item 13 is incorporated by reference herein from the material under the sections entitled "Certain Transactions" contained on page 10 and "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 27, 2000.



PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1) The response to this portion of Item  14 is  submitted  as a separate section of this report-See List of Financial Statements under Item 8.

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

(b) No report on Form 8-K was filed for the quarter ended September 30, 1999.

(c)        Exhibits filed with this report are attached hereto.

                                   Page E-1
                   STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS
       ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1999

Ref.   Exhibit
 #         #    Description
(a)     3.1     Restated Articles of Incorporation of the Registrant
(a)     3.2     First   Articles  of   Amendment   to   Restated   Articles  of
                Incorporation of the Registrant
(d)     3.3     Second   Articles  of   Amendment   to  Restated   Articles  of
                Incorporation of the Registrant
(e)     3.4     Third   Articles  of   Amendment   to   Restated   Articles  of
                Incorporation of the Registrant
(e)     3.5     Amended By-Laws of the Registrant
        10.1    Second Amended and restated Loan Agreement  dated as of December
                31, 1998, between the Registrant and PNC Bank,  Kentucky,  Inc.,
                National  City Bank of Kentucky,  NBD Bank,  N.A.,  and SunTrust
                Bank, Nashville, N.A.
 (f)    10.2    Note  Agreement  dated  as  of  March  1,  1995,   between  the
                Registrant  and  Principal   Mutual  Life  Insurance   Company,
                Lincoln     National     Investment     Management     Company,
                Jefferson-Pilot   Life  Insurance  Company  and  Northern  Life
                Insurance Company
(f)     10.2    Request  for  Consent  to  Amendment of Note Agreement (f) 10.2
                Request for Consent  to  Second Amendment of Note Agreement (c)
                10.3(a) Incentive  Stock  Option  Plan of the  Registrant * (b)
                10.3(b) Amendment #1, dated April 7, 1987 to the Incentive Stock
                Option Plan of the Registrant *
(f)     10.3(c) Registrant's 1995 Stock Option Plan *
(h)     10.4    Stock Purchase  Agreement  between  Registrant and Shareholders of Atlantic Coil Processing, Inc.  effective April 1, 1997.
(d)     10.5    Revised  Employee  Bonus Plan of the  Registrant  * (b) 10.6(a)
                Joint Venture Agreement  dated March 30,  1987 between Mitsui &
                Co.,  LTD.,   Mitsui  &  Co.  (U.S.A.),   Inc.,   Mitsui  Steel
                Development Co., Inc., and the Registrant
(d)     10.6(b) Amendment  #1,  dated  February  28, 1989 to the Joint  Venture
                Agreement  dated March 30,  1987  between  Mitsui & Co.,  LTD.,
                Mitsui & Co.  (U.S.A.),  Inc.,  Mitsui Steel  Development  Co.,
                Inc., and the Registrant
(d)             10.7(a) Loan Agreement  dated as of November 1, 1989 between the
                County   Commissioners   of  Cecil  County,   Maryland  and  the
                Registrant relating to Economic Development Revenue Bonds
(d)     10.7(b) Reimbursement,  Credit  and  Security  Agreement  dated  as  of
                November  1,  1989  between  Citizens  Fidelity  Bank and Trust
                Company and the  Registrant  relating  to Economic  Development
                Revenue Bonds
(e)     10.8    Joint  Venture  Agreement  dated  October 16, 1990 among Mitsui
                Steel  Development  Co., Inc. and LTV Steel  Company,  Inc. and
                the Registrant
(e)     10.9    Form of  Indemnification  Agreement  between the Registrant and its Directors *
(i)     10.10   Steel Technologies Inc. Restated Retirement Savings Plan
        10.12   Amended and restated Nonemployee Directors Stock Plan *
(j)             10.13  Confirmation of Interest Rate Swap Transaction dated July
                31, 1998 between the Registrant and SunTrust Bank, Atlanta.
(j)     10.14   Stock Purchase  Agreement  between  Registrant and Stockholders of Roberts Steel Company effective July 1, 1998.
        13      1999 Annual Report to Shareholders,  filed herewith.  The annual report  shall  not be  deemed  to be filed  with the  Commission
                except  to  the  extent   that   information   is   specifically
                incorporated by reference herein
        21.1    Subsidiaries of the Registrant
        23.1    Consent of Independent Accountants
        27      Financial Data Schedule

Alphabetic filed exhibit reference:

(a) Incorporated herein by reference to exhibits filed with the Company's Form S-2 Registration Statement under the Securities Act of 1933 (No. 33-24209), which became effective September 28, 1988.
(b) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1987.
(c) Incorporated herein by reference to exhibits filed with the Company's Form S-1 Registration Statement under the Securities Act of 1933 (No. 2-98617), which became effective August 27, 1985.
(d) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1989.
(e) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1990.
(f) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file # 0-14061) for the quarter ended March 31, 1995.
(g) Incorporated herein by reference to exhibits filed with the Company's Annual Report of Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1996.
(h) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file # 0-14061) for the quarter ended March 31, 1997.
(i) Incorporated herein by reference to exhibits filed with the Company's Annual Report of Form 10K (file #0-14061) for the fiscal year ended September 30, 1997.
(j) Incorporated herein by reference to exhibits filed with the Company's Annual Report of Form 10K (file #0-14061) for the fiscal year ended September 30, 1998.

*       Indicates management contract or compensatory plan and arrangement

                            STEEL TECHNOLOGIES INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                               Additions
                                  Balance at   Charged to Charged to  Balance at
                                  Beginning    Costs and  Other       End of
Description                       of Period    Expenses   Deductions  Period

Year Ended September 30, 1999:
Allowance for doubtful accounts     $938,837   $265,700   $157,979(A) $1,046,558

Year Ended September 30, 1998:
Allowance for doubtful accounts     $928,958   $190,300   $180,421(A) $  938,837

Year Ended September 30, 1997:
Allowance for doubtful accounts     $874,772   $587,000   $532,814(A) $  928,958

(A) Uncollectible accounts charged off, less recoveries.


                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Steel Technologies Inc.:

Our audit of the consolidated financial statements referred to in our report dated November 19, 1999 appearing on page 30 of the 1999 Annual Report to Shareholders of Steel Technologies Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP



Louisville, Kentucky
November 19, 1999

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STEEL TECHNOLOGIES INC.

Dated: December 23, 1999          By:/S/Joseph P. Bellino
                                     __________________________
                                     Joseph P. Bellino
                                     Chief Financial Officer,
                                     and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Date      Title

/s/ Merwin J. Ray          12/23/99  Chairman of the Board of Directors
________________________              (Principal Executive Officer)
Merwin J. Ray

/s/ Bradford T. Ray        12/23/99  Director, Vice Chairman and
________________________               Chief Executive Officer
Bradford T. Ray

/s/ Michael J. Carroll     12/23/99  Director, President and Chief Operating
________________________               Officer
Michael J. Carroll

/s/ Howard F. Bates, Jr.   12/23/99  Director and Vice President-
________________________               Technical Services
Howard F. Bates, Jr.

/s/ Ralph W. McIntyre      12/23/99  Director
________________________
Ralph W. McIntyre

/s/ William E. Hellmann    12/23/99  Director
________________________
William E. Hellman

/s/ Jimmy Dan Conner       12/23/99  Director
________________________
Jimmy Dan Conner

/s/ Andrew J. Payton       12/23/99  Director
________________________
Andrew J. Payton

/s/ Doug A. Bawel          12/23/99  Director
________________________
Doug A. Bawel

                                  Exhibit 10.1
                   SECOND AMENDED AND RESTATED LOAN AGREEMENT
                          dated as of December 31, 1998

                                  by and among


                             STEEL TECHNOLOGIES INC.


                                       and


                         PNC BANK, NATIONAL ASSOCIATION
                         NATIONAL CITY BANK OF KENTUCKY,
                                 NBD BANK, N.A.,
                       SUNTRUST BANK, NASHVILLE, N.A., and
                                 STAR BANK, N.A.

                                       and

                         PNC BANK, NATIONAL ASSOCIATION
                            in its capacity as agent

                               TABLE OF CONTENTS

                                      Page

      SECTION 1
      DEFINITIONS........................................................2
      1.   Definitions and Cross Reference...............................2
           1.1.   "Adjusted LIBOR Rate"..................................2
           1.2.   "Affected Bank"........................................2
           1.3.   "Affected Loans".......................................2
           1.4.   "Affiliate"............................................2
           1.5.   "Agent"................................................3
           1.6.   "And/or"...............................................3
           1.7.   "Applicable Letter of Credit Fee"......................3
           1.8.   "Applicable LIBOR Rate Margin".........................3
           1.9.   "Applicable Revolver Commitment Fee"...................3
           1.10.  "Application and Agreement For Letter of Credit".......3
           1.11.  "Assignment Agreement".................................3
           1.12.  "Authorized Officer"...................................3
           1.13.  "Bank" and "Banks".....................................3
           1.14.  "Bankruptcy Code"......................................3
           1.15.  "Base Rate"............................................3
           1.16.  "Base Rate Loans"......................................4
           1.17.  "Borrower".............................................4
           1.18.  "Business Day".........................................4
           1.19.  "Capital Expenditures".................................4
           1.20.  "Capital Lease"........................................4
           1.21.  "Change in Control"....................................4
           1.22.  "Closing Date".........................................4
           1.24.  "Commitment Fee Pro Rata Shares".......................5
           1.25.  "Compliance Certificate"...............................5
           1.26.  "Confidentiality Agreement"............................5
           1.27.  "Consolidated Current Assets"..........................5
           1.28   "Consolidated Current Liabilities".....................5
           1.29.  "Consolidated Interest Expense"........................5
           1.30.  "Consolidated Long-Term Debt"..........................5
           1.31.  "Consolidated Net Income"..............................6
           1.32.  "Consolidated Rent Expense"............................6
           1.33.  "Consolidated Subsidiaries"............................6
           1.34.  "Consolidated Tangible Net Worth"......................6
           1.35.  "Consolidated Total Capitalization"....................6
           1.36.  "Consolidated Total Debt"..............................6
           1.37.  "Contingent Obligation"................................7
           1.38.  "Continuing Director"..................................7
           1.39.  "Covered Tax"..........................................7
           1.40.  "Date of Determination"................................7
           1.41.  "Default Rate".........................................7
           1.42.  "Dollars"..............................................8
           1.43.  "EBITDA"...............................................8
           1.44.  "Effective Date".......................................8
           1.45.  "Eligible Assignees"...................................8
           1.46.  "Eligible Investments".................................8
           1.47.  "ERISA"................................................8
           1.48.  "Estimated Interest Expense"...........................9
           1.49.  "Events of Default"....................................9
           1.50.  "Excluded Tax".........................................9
           1.51.  "Federal Funds Rate"...................................9
           1.52.  "Fiscal Quarter".......................................9
           1.53.  "Fiscal Year"..........................................9
           1.54.  "Funding Date"........................................10
           1.55.  "GAAP"................................................10
           1.56.  "Guarantor"...........................................10
           1.57.  "Guaranty Agreements".................................10
           1.58.  "Indebtedness"........................................10
           1.59.  "Interest Payment Date"...............................10
           1.60.  "Interest Period".....................................10
           1.61.  "Interest Rate Determination Date"....................11
           1.62.  "Internal Revenue Code"...............................11
           1.63.  "Joint Ventures"......................................11
           1.64.  "Letters of Credit"...................................11
           1.65.  "Letter of Credit Fee"................................11
           1.66.  "Letter of Credit Fee Percentage".....................11
           1.67.  "Letter of Credit Usage"..............................11
           1.68.  "Leverage Ratio"......................................11
           1.69.  "LIBOR Rate"..........................................11
           1.70.  "LIBOR Rate Loans"....................................12
           1.71.  "Lien"................................................12
           1.72.  "Loan Agreement"......................................12
           1.73.  "Loan Instruments"....................................12
           1.74.  "Margin Stock"........................................12
           1.75.  "Material Adverse Effect".............................12
           1.76.  "Note Purchase Agreement".............................12
           1.77.  "Note Purchasers".....................................12
           1.78.  "Note Purchasers Guaranty Agreements".................12
           1.79.  "Note Purchasers Intercreditor Agreement".............13
           1.80.  "Obligations".........................................13
           1.82.  "Offered Rate"........................................13
           1.83.  "Officer's Certificate"...............................13
           1.84.  "Permitted Securitization"............................13
           1.85.  "Person"..............................................13
           1.86.  "Potential Event of Default"..........................13
           1.87.  "Pricing Level".......................................13
           1.88.  "Pricing Level I".....................................14
           1.89.  "Pricing Level II"....................................14
           1.90.  "Pricing Level III"...................................14
           1.91.  "Pricing Level IV"....................................14
           1.92.  "Pricing Level Calculation Date"......................14
           1.94.  "Pricing Period"......................................14
           1.95.  "Prime Rate"..........................................14
           1.96.  "Proforma   Compliant   Acquisition",   "Proforma
                  Acquisition  Information",  Proforma  Calculation
                  Period",  "Proforma  Debt  Service   Coverage",
                  "Proforma  EBITDA" and "Proforma  Debt Service".......14
           1.97.  "Pro Rata Share"......................................14
           1.98.  "Purchase Money Indebtedness".........................15
           1.99.  "Regulation D"........................................15
           1.100. "Request for Revolving Loan"..........................15
           1.101. "Request for Swing Line Loan".........................15
           1.102. "Requisite Banks".....................................15
           1.103. "Restricted Junior Payment"...........................15
           1.104. "Revolver"............................................15
           1.105. "Revolving Loan Commitment" or "Revolving Loan
                  Commitments"..........................................16
           1.106. "Revolving Loan Commitment Termination Date"..........16
           1.107. "Revolving Loans".....................................16
           1.108. "Revolving Note"......................................16
           1.109. "Roberts".............................................16
           1.110. "Senior Notes"........................................16
           1.111. "ST Carolinas"........................................16
           1.112. "ST Mexico"...........................................16
           1.113. "ST Ohio".............................................17
           1.114. "ST Wabash"...........................................17
           1.115. "Subordinated Indebtedness"...........................17
           1.116. "Subsidiary"..........................................17
           1.117. "Swing Line Loan Commitment"..........................17
           1.118. "Swing Line Loan Commitment Termination Date".........17
           1.119. "Swing Line Loans"....................................17
           1.120. "Swing Line Note".....................................17
           1.121. "Target Person".......................................17
           1.122. "Tax" or "Taxes"......................................17
           1.123. "Tax Transferee"......................................18
           1.124. "Total Utilization of Revolving Loan Commitments".....18
           1.125. "Voting Stock"........................................18
           1.126. "Year 2000 Problem"...................................18
           1.127. Accounting Terms......................................18
           1.128. Other Definitional Provisions.........................18

      SECTION 2
      REVOLVER AND SWING LINE LOANS.....................................19
      2.   Revolver.....................................................19
           2.1.   Revolving Loan Commitments; Revolving Loans...........19
           2.1A.  Revolving Loan Commitments............................19
           2.1B.  Term of Revolving Loan Commitments....................20
           2.1C.  Borrowing Mechanics...................................21
           2.1D.  Disbursement of Revolving Loans to the Borrower.......22
           2.2.   Interest on the Revolving Loans.......................23
           2.2A.  Rates of Interest.....................................23
           2.2B.  LIBOR Interest Periods................................24
           2.2C.  Interest Payments.....................................25
           2.2D.  Conversion or Continuation............................26
           2.2E.  Post-Maturity Interest................................27
           2.2F.  Computation of Interest...............................27
           2.2G.  Special Provisions Governing Federal Funds Rate.......27
           2.3.   Fees..................................................28
           2.3A.  Revolver Commitment Fee...............................28
           2.3B.  Other Fees............................................29
           2.4.   Prepayments and Payments; Reductions in Revolving
                  Loan..................................................29
           2.4A.  Prepayments...........................................29
           2.4B.  General Provisions Regarding Payments.................30
           2.4C.  Voluntary Reductions of Revolving Loan Commitments....30
           2.5.   Use of Proceeds.......................................31
           2.5A.  Revolving Loans and Letters of Credit.................31
           2.5B.  Margin Regulations. ..................................31
           2.6.   Special Provisions Governing LIBOR Rate Loans.........31
           2.6A.  Determination of Applicable Interest Rate. ...........31
           2.6B.  Inability to Determine Applicable Interest Rate.......32
           2.6C.  Illegality or Impracticability of LIBOR Rate Loans....32
           2.6D.  Compensation For Breakage or Non-Commencement
                  of Interest Periods...................................33
           2.6E.  Booking of LIBOR Rate Loans...........................33
           2.6F.  LIBOR Rate Loans After Default........................34
           2.7.   Letters of Credit.....................................34
           2.7A.  Letters of Credit.....................................34
           2.7B.  Notice of Issuance....................................35
           2.7C.  Delivery of Copies of Letters of Credit
                  and Letter of Credit Amendments.......................36
           2.7D.  Payment of Amounts Drawn Under Letters of Credit......36
           2.7E.  Payment by Banks with Respect to Letters of Credit....36
           2.7F.  Compensation..........................................37
           2.7G.  Obligations Absolute..................................38
           2.7H.  Computation of Interest...............................40
           2.7I.  Amendments............................................40
           2.8.   Increased Costs; Taxes; Capital Adequacy..............40
           2.8A.  Compensation for Increased Costs and Taxes............40
           2.8B.  Withholding of Taxes..................................41
           2.8C.  Capital Adequacy Adjustment...........................43
           2.9.   Banks' Obligation to Mitigate.........................44
           2.10.  Records...............................................45
           2.11.  Swing Line Loans......................................45
           2.11A. Swing Line Loan Commitment............................45
           2.11B. Request For Swing Line Loans..........................46
           2.11C. Reimbursement to PNC for Swing Line Loans.............47

      SECTION 3
           CONDITIONS PRECEDENT.........................................48
      3.   Effective Date; Other Stipulations...........................48
           3.1.   Conditions to Effectiveness of Loan Agreement.........48
           3.2.   Conditions to All Letters of Credit. .................49
           3.3.   Conditions to All Revolving Loans
                  and Letters of Credit.................................49

      SECTION 4
           REPRESENTATIONS AND WARRANTIES...............................50
      4.   Representations and Warranties...............................50
           4.1.   Organization, Standing, etc...........................51
           4.2.   Qualification.........................................51
           4.3.   Use of Proceeds.......................................51
           4.4.   Intellectual Property.................................51
           4.5.   Contracts; Labor Disputes.............................51
           4.7.   Disclosure............................................51
           4.8.   Tax Returns and Payments..............................52
           4.9.   Indebtedness, etc.....................................52
           4.10.  Title to Properties; Liens............................52
           4.11.  Operating Leases......................................52
           4.12.  Litigation, etc.......................................53
           4.13.  Authorization; Compliance with Other
                  Instruments, etc......................................53
           4.14.  Enforceability........................................53
           4.15.  Governmental Consent..................................53
           4.16.  Investment Company Act Status.........................54
           4.17.  Regulation G, etc.....................................54
           4.18.  Holding Company Act...................................54
           4.19.  Employee Retirement Income Security Act of 1974.......54
           4.20.  Environmental Matters.................................54
           4.21.  Schedule of Guaranties................................55
           4.22.  Subsidiaries and Joint Ventures.......................55
           4.23.  Year 2000.............................................55
           4.24.  Events of Default.....................................55

      SECTION 5
           AFFIRMATIVE COVENANTS........................................56
      5.   Affirmative Covenants........................................56
           5.1.   Maintenance of Assets; Casualty Insurance.............56
           5.2.   Monetary Obligations..................................56
           5.3.   Financial Statements and Other Reports................57
           5.4.   Financial Records.....................................59
           5.5.   Permits, Certificates, Leases, Licenses, etc..........59
           5.6.   Notice................................................59
           5.7.   Further Assurances....................................60
           5.8.   Preservation of Existence, Leases, etc................60
           5.9.   Comprehensive General Liability Insurance.............60
           5.10.  Hazardous Materials...................................61
           5.11.  Compliance by Consolidated Subsidiaries...............61
           5.12.  Delivery of Guaranties................................62

      SECTION 6
           NEGATIVE COVENANTS...........................................62
      6.   Negative Covenants...........................................62
           6.1.   Mergers, Dissolutions, Asset Sales and Other
                  Extraordinary Events..................................62
           6.2.   Indebtedness..........................................62
           6.3.   Use of Assets.........................................63
           6.4.   Liens.................................................63
           6.5.   Investments, Loans, etc...............................64
           6.6.   Restricted Junior Payments............................67
           6.7.   Agreements and Licenses...............................67
           6.8.   Consolidated Current Ratio............................67
           6.9.   Consolidated Total Debt to Consolidated
                  Total Capitalization..................................67
           6.10.  Consolidated Interest Expense and
                  Consolidated Rent Expense Coverage Ratio..............67
           6.11.  Minimum Consolidated Tangible Net Worth...............67
           6.12.  Transactions with Affiliates..........................68
           6.13.  Change in Manner of Conducting Business...............68

      SECTION 7
           EVENTS OF DEFAULT; ACCELERATION..............................68
      7.   Events of Default; Acceleration..............................68

      SECTION 8
           REMEDIES.....................................................71
      8.   Remedies.....................................................71
           8.1.   Defaults..............................................71
           8.2.   Offset................................................71
           8.3.   Rights Cumulative.....................................71
           8.4.   Payment of Costs and Expenses.........................72

      SECTION 9
           THE AGENT....................................................72
      9.   The Agent....................................................72
           9.1.   Appointment. .........................................72
           9.2.   Delegation of Duties..................................72
           9.3.   Nature of Duties; Independent Credit Investigation....72
           9.4.   Actions in Discretion of the Agent; Instructions
                  from the Banks........................................73
           9.5.   Reimbursement and Indemnification of the Agent
                  and the Banks by the Borrower.........................73
           9.6.   Exculpatory Provisions................................74
           9.7.   Reimbursement and Indemnification of the Agent
                  by the Banks..........................................74
           9.8.   Reliance by the Agent.................................74
           9.9.   Notice of Default.....................................75
           9.10.  The Banks in Their Individual Capacities..............75
           9.11.  Holders of Revolving Notes............................75
           9.12.  Equalization of the Banks.............................75
           9.13.  Successor Agent.......................................76
           9.14.  Calculations..........................................76
           9.15.  Beneficiaries.........................................76

      SECTION 10
           ASSIGNMENTS AND PARTICIPATIONS...............................76
           10.    Assignments and Participations in Revolving Loans
                  and Revolving Notes...................................76

      SECTION 11
           INDEMNITY....................................................79

      SECTION 12
           MISCELLANEOUS................................................80
           12.1.  Submission to Jurisdiction, etc. .....................80
           12.2.  Role of the Banks.....................................81
           12.3.  Notices...............................................81
           12.4.  Ratable Sharing.......................................82
           12.5.  Waiver................................................83
           12.6.  Survival of Representations and Warranties............83
           12.7.  Invalidity............................................83
           12.8.  Assignment............................................83
           12.9.  Governing Law.........................................83
           12.10. Section Headings......................................83
           12.11. Entire Agreement......................................83
           12.12. Costs and Expenses....................................84
           12.13. Time of the Essence...................................84
           12.14. No Oral Modifications.................................84
           12.15. Counterparts..........................................84
           12.16. Delivery to the Agent Only............................84

                   SECOND AMENDED AND RESTATED LOAN AGREEMENT


         THIS SECOND AMENDED AND RESTATED LOAN AGREEMENT is made and entered into as of December 31, 1998, by and among (i) STEEL TECHNOLOGIES INC., a Kentucky corporation having an office and place of business in Louisville, Kentucky (the "Borrower"), (ii) (a) PNC BANK, NATIONAL ASSOCIATION, a national banking association that is successor by merger to PNC Bank, Kentucky, Inc., a Kentucky banking corporation, having an office and place of business in Louisville, Kentucky ("PNC"), (b) NATIONAL CITY BANK OF KENTUCKY, a national banking association having an office and place of business in Louisville, Kentucky ("National City"), (c) NBD BANK, N.A., a national banking association having an office and place of business in Indianapolis, Indiana ("NBD"), (d) SUNTRUST BANK, NASHVILLE, N.A., a national banking association having an office and place of business in Nashville, Tennessee ("SunTrust"), and (e) STAR BANK, N.A., a national banking association having an office and place of business in Louisville, Kentucky ("Star") (each of PNC, National City, NBD, SunTrust and Star is hereinafter individually referred to as a "Bank," and all of the same are hereinafter collectively referred to as the "Banks"), and (iii) PNC BANK, NATIONAL ASSOCIATION, in its capacity as agent for the Banks (in such capacity, the "Agent").

                             PRELIMINARY STATEMENTS

           A. Borrower, the Banks and the Agent are parties to that certain Loan Agreement dated as of October 15, 1994 (the "Original Loan Agreement"), as amended pursuant to the following, all entered into among Borrower, Agent and each of the Banks except Star: (i) First Amendment to Loan Agreement dated as of January 17, 1995 (the "First Amendment"), (ii) Second Amendment to Loan Agreement dated as of April 6, 1995 (the "Second Amendment"), (iii) Third
Amendment to Loan Agreement dated as of October 14, 1995 (the "Third Amendment"), (iv) Fourth Amendment to Loan Agreement dated as of October 11, 1996 (the "Fourth Amendment"), (v) Amended and Restated Loan Agreement, dated as of March 26, 1997, (vi) First Amendment to Amended and Restated Loan Agreement dated October 10, 1997 ("First 1997 Amendment"), and (vii) Second Amendment to Amended and Restated Loan Agreement dated October 12, 1998 ("Second 1997 Amendment"), pursuant to which the Banks established the Revolver in the current maximum permitted principal amount of Fifty-five Million Dollars ($55,000,000) in favor of the Borrower for the purposes set forth in Section 2.5 of the Amended and Restated Loan Agreement, and the Line of Credit in the maximum permitted principal amount of Twenty-Five Million Dollars ($25,000,000) for the purposes set forth in the Amended and Restated Loan Agreement, and PNC has established the Swing Line Loan Commitment described in the Amended and Restated Loan Agreement.

           B. The Borrower, the Banks and the Agent now desire to enter into this Second Amended and Restated Loan Agreement (referred to hereinafter as the "Loan Agreement") for the purpose of amending and restating the Amended and Restated Loan Agreement as modified by the First 1997 Amendment and the Second 1997 Amendment in order to (i) increase the amount of the Revolver from $55,000,000 to $100,000,000, and extend the Revolving Loan Commitment

Termination  Date until  December 31, 2001,  (ii)  terminate the Line of Credit,
(iii) modify the Applicable LIBOR Rate Margin, (iv) revise certain of the financial covenants, and (v) otherwise to the effect set forth herein.

           NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth herein and for other good and valuable consideration, the mutuality, receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                    SECTION 1
                                   DEFINITIONS

      1. Definitions and Cross Reference. The following terms used in this Loan Agreement shall have the following meanings:

           1.1. "Adjusted LIBOR Rate" means, on the particular Interest Rate Determination Date, the rate determined by dividing (i) the per annum rate of interest equal to the offered rates for deposits in Dollars for the applicable Interest Period which appear on Page 3750 of the TELERATE rate reporting system or other similar system as of approximately 13:00 A.M., Greenwich Mean Time on the Interest Rate Determination Date, except as provided below, by (ii) an amount equal to one minus the stated maximum rate (expressed as a decimal) of all reserve requirements (including any marginal, emergency, supplemental, special or other reserves) that is specified on the first day of the applicable Interest Period by the Board of Governors of the Federal Reserve System (or any successor agency) for determining the maximum reserve requirement with respect to eurocurrency funding (currently referred to as "Eurocurrency liabilities" in Regulation D of such Board) maintained by a member bank of such System. It is expressly understood that each Bank may or may not actually purchase any such time deposits and obtain such funds and the Adjusted LIBOR Rate will be an estimate and, for a variety of reasons, including changing market conditions, the actual cost of funds to the Banks (if the Banks elect to purchase funds in the form of time deposits on such date) might vary from the Agent's estimate of the Adjusted LIBOR Rate. Each determination by the Agent of the Adjusted LIBOR Rate shall be conclusive and binding on the Borrower in the absence of manifest error on the part of the Agent.

           1.2. "Affected Bank" has the meaning assigned to that term in Sections 2.1B, 2.2G(ii), 2.6C, 2.8A, 2.8B and 2.8C hereof.

           1.3.  "Affected  Loans"  has the  meaning  assigned  to that term in
Section 2.6C hereof.

           1.4. "Affiliate" means, as applied to any Person, (i) any other Person directly or indirectly controlling, controlled by, or under common control with, that Person, (ii) any other Person that, directly or indirectly, owns or controls, whether beneficially or as a trustee, guardian or other fiduciary, 10% or more of the stock having ordinary voting power in the election of directors of such Person, or (iii) each of such Person's directors and officers appointed by the board of directors of such Person. For the purposes of this definition, "control" (including with correlative meanings, the terms "controlling," "controlled by" and

"under common control with"), as applied to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of that Person, whether through the ownership of voting securities or by contract or otherwise.
           1.5. "Agent" has the meaning assigned to that term in the introduction to this Loan Agreement, and includes any successor Agent under
Section 9.13 hereof.

           1.6. "And/or" means one or the other or both, or any one or more or all, of the things or persons or parties in connection with which the conjunction is used.

           1.7. "Applicable Letter of Credit Fee" means each per annum percentage set forth in the table appearing in Section 2.7F(ii) of this Loan Agreement.

           1.8. "Applicable LIBOR Rate Margin" means each per annum percentage set forth in the table appearing in Section 2.2A(ii) of this Loan Agreement.

           1.9. "Applicable Revolver Commitment Fee" means each per annum percentage set forth in the table appearing in Section 2.3A(i) of this Loan Agreement.

           1.10. "Application and Agreement For Letter of Credit" means the document substantially in the form of Exhibit A annexed hereto, as the same may be amended or modified from time to time by PNC, with appropriate insertions and deletions, with respect to the proposed issuance or amendment of a Letter of Credit.

           1.11. "Assignment Agreement" means an Assignment Agreement between an assigning Bank and its Eligible Assignee, substantially in the form of Exhibit B annexed hereto.

           1.12. "Authorized Officer" means the President, the Chief Financial Officer and any other officer of the Borrower who, by the Articles of Incorporation, Bylaws or Resolutions of the Board of Directors of the Borrower, is authorized to execute and deliver this Loan Agreement and the other Loan Instruments on behalf of the Borrower.

           1.13. "Bank" and "Banks" have the meanings assigned to those terms in the introduction to this Loan Agreement and shall include PNC in its individual capacity.

           1.14. "Bankruptcy Code" means Title 11 of the United States Code entitled "Bankruptcy" as now and hereafter in effect, or any successor statute.

           1.15. "Base Rate" means, at the time of its selection,  the higher of
(i) the Prime Rate, or (ii) the Federal Funds Rate plus one percent (1%); provided, in the event that, and during the periods that, the Federal Funds Rate cannot be determined by the Agent under the circumstances specified in Section
2.2 hereof, the Base Rate shall be the Prime Rate.

           1.16. "Base Rate Loans" means Revolving Loans and Swing Line Loans made to the Borrower and bearing interest at rates determined by reference to the Base Rate as provided in Sections 2.2A and 2.2G hereof.

           1.17. "Borrower" has the meaning assigned to that term in the introduction to this Loan Agreement.

           1.18. "Business Day" means (i) for all purposes other than as covered by clause (ii) below, any day excluding Saturday, Sunday and any day which is a legal holiday under the laws of the jurisdiction in which each Bank maintains its office for purposes of performing its obligations under this Loan Agreement as set forth on the signature pages of this Loan Agreement or is a day on which banking institutions located in such jurisdiction are authorized or required by law or other governmental action to close, and (ii) with respect to all notices, determinations, fundings and payments in connection with the Adjusted LIBOR Rate, any day which is a Business Day described in clause (i) above and which is also a day for trading by and between banks in dollar deposits in the London interbank market.

           1.19. "Capital Expenditures" means, for any period, the aggregate of all expenditures (whether in cash or accrued as liabilities and including that portion of Capital Leases originally incurred during such period which is capitalized on the balance sheet of the Borrower) incurred by the Borrower during such period that, in conformity with GAAP, are included in the balance sheet of the Borrower.

           1.20. "Capital Lease" means, as applied to any Person, any lease of any property (whether real, personal or mixed) by that Person as lessee which, in conformity with GAAP, is or should be accounted for as a capital lease on the balance sheet of that Person.

           1.21. "Change in Control" means (i) the acquisition by any Person or "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of more than 50% of the Voting Stock of the Borrower, including any such acquisition by merger or consolidation, or (ii) the acquisition by any Person or "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of more than 20% of the Voting Stock of the Borrower, including any such acquisition by merger or consolidation, and, at any time following an acquisition described in this clause (ii), the Continuing Directors shall not constitute a majority of the Board of Directors of the Borrower.

           1.22. "Closing Date" means the date on which the conditions set forth in Section 3.1 hereof are satisfied.

           1.23.  "Commitment   Fee"  or  "Commitment  Fees"  has  the  meaning
specified in Section 2.3A hereof.

           1.24. "Commitment Fee Pro Rata Shares" means, with respect to each Bank's share of each Commitment Fee paid by the Borrower, the percentage determined by dividing (i) the average daily amount of the unused portion of such Bank's Revolving Loan Commitment during the period for which the Commitment Fee is payable, by (ii) the aggregate average daily amount of the unused portions of all of the Banks' Revolving Loan Commitments during the period for which the Commitment Fee is payable. For purposes of determining the Banks' respective Commitment Fee Pro Rata Shares from time to time, the Letter of Credit Usage shall constitute usage of each Bank's Revolving Loan Commitment in accordance with its Pro Rata Share.

           1.25. "Compliance Certificate" means a certificate substantially in the form of Exhibit C annexed hereto delivered by the Borrower to the Agent on behalf of the Banks pursuant to Section 5.3(c) hereof.

           1.26. "Confidentiality Agreement" means a Confidentiality Agreement between a potential Eligible Assignee and the Borrower substantially in the form of Exhibit D annexed hereto.

           1.27. "Consolidated Current Assets" means all current assets of the Borrower and its Consolidated Subsidiaries as determined on a consolidated basis in accordance with GAAP consistently applied.

           1.28. "Consolidated Current Liabilities" means all current liabilities of the Borrower and its Consolidated Subsidiaries as determined on a consolidated basis in accordance with GAAP consistently applied; provided, however, that the aggregate principal balance of all Revolving Loans outstanding from time to time under this Loan Agreement shall not constitute a Consolidated Current Liability notwithstanding the accounting thereof under GAAP.

           1.29. "Consolidated Interest Expense" means, for any period, total interest expense (including that attributable to Capital Leases in conformity with GAAP) of the Borrower and its Consolidated Subsidiaries on a consolidated basis with respect to all outstanding Indebtedness of the Borrower and its Consolidated Subsidiaries on a consolidated basis, including, without limitation, all commissions, discounts and other fees and charges owed with respect to letters of credit and bankers' acceptance financing and net costs and benefits under interest rate agreements, whether payable in cash or accrued (including amortization of discount), all as determined on a consolidated basis in conformity with GAAP.

           1.30. "Consolidated Long-Term Debt" means, as at any date on which the amount thereof shall be determined, the aggregate unpaid principal of all Indebtedness for borrowed money, all outstanding Indebtedness under a Permitted Securitization, the aggregate amount due under all Capital Leases entered into by the Borrower or any of its Consolidated Subsidiaries over the respective terms of such Capital Leases, and the deferred purchase price of property, in each case which is not payable within a period of one year from the date determination of Consolidated Long-Term Debt is being made, plus any such Indebtedness which is payable within one year from the date determination of Consolidated Long-Term Debt is being made but which may be renewed or extended at the option of the particular obligor thereunder, all as determined on a consolidated basis in accordance with GAAP.

           1.31. "Consolidated Net Income" means, for any period, the net income (or loss) of the Borrower and its Consolidated Subsidiaries for such period taken as a single accounting period determined on a consolidated basis in accordance with GAAP; provided that there shall be excluded from Consolidated Net Income any after-tax gains or losses attributable to the sale of assets outside the ordinary course of business.

           1.32. "Consolidated Rent Expense" means, for any period, all rent, including, without limitation, all common area maintenance charges, pass-through operating expenses and other out-of-pocket operating expenses of the lessor characterized as additional rent, paid or payable by the Borrower and its Consolidated Subsidiaries during such period under all operating leases to which the Borrower or any of its Consolidated Subsidiaries is a party or is subject to or otherwise bound.

           1.33. "Consolidated Subsidiaries" means at any particular time, all Subsidiaries of the Borrower whose accounts are or should be consolidated with those of the Borrower in accordance with GAAP. The Joint Ventures shall not be deemed to be Consolidated Subsidiaries for purposes of this Loan Agreement.

           1.34. "Consolidated Tangible Net Worth" means, as at any date on which the amount thereof shall be determined, (i) the consolidated stockholders equity of the Borrower and its Consolidated Subsidiaries, less (ii) the sum of the aggregate amount of all intangible assets of the Borrower and its Consolidated Subsidiaries, including, without limitation, lease acquisition costs, patents, patent rights, trademarks, goodwill, rights to refund and indemnification and any other assets which would be treated as an intangible asset under GAAP, plus the amount of any write-up in the book value of any assets of the Borrower and its Consolidated Subsidiaries in excess of the cost thereof to the Borrower and its Consolidated Subsidiaries, in each case as determined by reference to the most recent consolidated balance sheet of the Borrower, as determined on a consolidated basis in accordance with GAAP.

           1.35. "Consolidated Total Capitalization" means, as at any date on which the amount thereof shall be determined, the sum of the Consolidated Total Debt plus the stockholders' equity of the Borrower as at such date, in each case as determined on a consolidated basis in accordance with GAAP.

           1.36. "Consolidated Total Debt" means, as at any date on which the amount thereof shall be determined, (i) all Indebtedness for borrowed money of the Borrower and its Consolidated Subsidiaries on a consolidated basis as at such date, including, without limitation, all unpaid Obligations, all outstanding Indebtedness under a Permitted Securitization, all amounts due under all Capital Leases entered into or assumed by the Borrower or any of its Consolidated Subsidiaries and all Contingent Obligations of the Borrower or any of its Consolidated Subsidiaries, all as determined on a consolidated basis in accordance with GAAP.

           1.37. "Contingent Obligation" means, as applied to any Person, any direct or indirect liability, contingent or otherwise, of that Person (i) with respect to any indebtedness, lease, dividend, letter of credit or other obligation of another if the primary purpose or intent thereof by the Person incurring the Contingent Obligation is to provide assurance to the obligee of such obligation of another that such obligation of another will be paid or discharged, or that any agreements relating thereto will be complied with, or that the holder of such obligation will be protected (in whole or in part) against loss in respect thereof, or (ii) under any letter of credit issued for the account of or for which that Person is otherwise liable for reimbursement thereof, or (iii) under interest rate swap agreements, interest rate collar agreements or other similar arrangements providing interest rate protection, in each case as marked to market. Contingent Obligations shall include, without limitation, (a) the direct or indirect guaranty, endorsement (otherwise than for collection or deposit in the ordinary course of business), co-making, discounting with recourse or sale with recourse by such Person of the obligation of another, and (b) any liability of such Person for the obligations of another through any agreement (contingent or otherwise) (1) to purchase, repurchase or otherwise acquire such obligation or any security therefor, or to provide funds for the payment or discharge of such obligation (whether in the form of loans, advances, stock purchases, capital contributions or otherwise), (2) to maintain the solvency of any balance sheet item, level of income or financial condition of another, or (3) to make take-or-pay or similar payments if required regardless of non-performance by any other party or parties to an agreement, if the case of any agreement described under subclauses (1), (2) or (3) of this sentence the primary purpose or intent thereof is as described in clause (i) of the preceding sentence. The amount of any Contingent Obligation, as at any time of determination, shall be equal to the amount of the obligation so guaranteed or otherwise supported at such time of determination which amount shall be deemed to be the amount of such obligation guarantied, as reasonably estimated by the Borrower, if such amount cannot be specifically determined at the time of determinations. The term "Contingent Obligations" specifically includes, with respect to the Borrower, all obligations of the Borrower to reimburse PNC for all drafts honored by PNC under the existing letters of credit issued by PNC for the account of the Borrower.

           1.38. "Continuing Director" means any member of the Board of Directors of the Borrower who is a member of such Board on the Closing Date and any Person who is a member of such Board and whose nomination as a director was approved by a majority of the Continuing Directors then on the Board of Directors of the Borrower.

           1.39.  "Covered Tax" means any Tax that is not an Excluded Tax.

           1.40. "Date of Determination" means, for purposes of determining the applicable Pricing Level on any Pricing Level Calculation Date, the forty-fifth
(45th) day following the last day of the most recent Fiscal Quarter of the Borrower.

           1.41. "Default Rate" means, upon the occurrence and during the continuation of the Events of Default referred to in Sections 7(a) and 7(b) of this Loan Agreement, as well as upon the acceleration of the maturity of the Obligations due to the occurrence of any other Event of Default: (i) with respect to Revolving Loans and Swing Line Loans, a variable rate per annum equal to the sum of (a) two percent (2%) per annum, plus (b) the Base Rate; and (ii) with respect to Letters of Credit outstanding on the date of the occurrence of such Event of Default or thereafter issued by PNC during the continuation of such Event of Default (it being understood that PNC has no obligation to issue any Letter of Credit upon the occurrence and during the continuation of any Event of Default), a Letter of Credit Fee equal to the sum of (a) two percent (2%) per annum, plus (b) the Letter of Credit Fee Percentage.

           1.42. "Dollars" means the lawful money of the United States of America.

           1.43."EBITDA" has the meaning set forth for it in Section 6.5 of this Loan Agreement.

           1.44. "Effective Date" means the effective date of this Loan Agreement as defined in and subject to the conditions described in Section 3.1 hereof.

           1.45. "Eligible Assignees" means (i) each Bank and each Affiliate of each Bank, (ii) any commercial bank, insurance company, savings bank or other financial institution to which a Bank desires to sell all or a permitted portion of its Revolving Loans and Revolving Loan Commitment pursuant to Section 10.A. hereof, and (iii) any commercial bank, insurance company, savings bank or other financial institution selected by the Borrower and to which the Borrower directs any Bank to sell its Revolving Loans and Revolving Loan Commitment pursuant to
Section 10.A hereof.
           1.46. "Eligible Investments" means (i) callable direct, general obligations of the United States of America, or any obligations unconditionally guaranteed as to the timely payment of principal and interest by the full faith and credit of the United States of America, (ii) bonds, notes or debentures issued by the Federal Home Loan Banks, the Export-Import Banks of the United States of America, the Federal National Mortgage Association, the Government
National  Mortgage  Association,   or  any  agency  or  instrumentality  of  the
government of the United States of America which shall be established for the purpose of acquiring the obligations of any of the foregoing, (iii) obligations of a deposit-taking institution whose deposits are insured by the bank insurance fund maintained by the Federal Deposit Insurance Corporation, provided the principal plus interest to accrue over the term of the deposit is fully insured by the Bank Insurance Fund, (iv) investment grade securities with a maturity of one year or less, rated BBB or better by Standard and Poor's Corporation or Baa or better by Moody's Investor Services, Inc., and (v) such other investments as shall be reasonably acceptable to the Agent.

           1.47. "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and any successor statute.

           1.48. "Estimated Interest Expense" has the meaning set forth for it in Section 6.5 of this Loan Agreement.

           1.49. "Events of Default" means the occurrence or happening of any of the matters set forth in Section 7 hereof.

           1.50. "Excluded Tax" means any of the following taxes, levies, imposts, duties, deductions, withholdings or charges, and all liabilities with respect thereto: (i) Taxes imposed on the net income of a Bank, the Agent or a Tax Transferee (including without limitation branch profits taxes, minimum taxes and taxes computed under alternative methods, at least one of which is based on net income (collectively referred to as net income taxes") by (A) the United States of America, (B) the jurisdiction under the laws of which such Bank, the Agent or Tax Transferee is organized or any political subdivision thereof, or
(C) the jurisdiction of such Bank's, Tax Transferee's or the Agent's applicable lending office or any political subdivision thereof, or (D) any jurisdiction in which the Bank, the Agent or Tax Transferee is doing business, (ii) any Taxes to the extent that they are in effect and would apply to a payment to such Bank or the Agent, as applicable, as of the Closing Date, or as of the date such Person becomes a Bank, in the case of any Eligible Assignee pursuant to Section 10 hereof, (iii) any Taxes that are in eft and would apply to a payment to a Tax Transferee as of the date of acquisition of the Revolving Loans by such Tax Transferee or the date of the change of lending office of such Tax Transferee, as the case may be (provided however that a Person shall not be considered a Tax Transferee for purposes of this clause (iii) as a result of a change of its lending office or the taking of any other steps pursuant to Section 2.9 hereof),
(iv) any Taxes to the extent of any credit or other Tax benefit available to such Bank, Tax Transferee or the Agent, as applicable, as a result thereof, or
(v) any Taxes that would not have been imposed but for the failure by the Agent or such Bank or Tax Transferee, as applicable, to provide and keep current any certification or other documentation required to qualify for an exemption from or reduced rate of any Tax.

           1.51. "Federal Funds Rate" means the interest rate per annum equal to the Weighted Average of the average national federal funds rate which shall be computed on a monthly basis using the daily average national federal funds rate as released each Business Day by the Federal Reserve Bank of New York, provided that if the Federal Reserve Bank of New York ceases releasing such information such rate shall be obtained by the Agent from another generally recognized source. For the purposes of this definition, the term "Weighted Average" shall mean the quotient of (A) the sum of the products for each day of the relevant calendar month of (1) each Base Rate Loan multiplied by (2) the average national federal funds rate for such day divided by (B) the aggregate amounts of all Base Rate Loans for each day of such calendar month.

           1.52. "Fiscal Quarter" means a fiscal quarter of the Borrower. The Fiscal Quarters of the Borrower currently end on the last day of December, March, June and September.

           1.53. "Fiscal Year" means a fiscal year of the Borrower. The Fiscal Year of the Borrower currently ends on September 30 of each calendar year.

           1.54. "Funding Date" means the date of the funding of a Revolving Loan or a Swing Line Loan.

           1.55. "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession, which are applicable to the circumstances as of the date of determination, as applied in accordance with the modifications contained in Section 5.3 hereof.

           1.56. "Guarantor" means each Consolidated Subsidiary (other than ST Mexico) that is not merely a holding company, and, if applicable, each other Person that has executed and delivered a Guaranty Agreement for the benefit of the Banks.

           1.57. "Guaranty Agreements" mean, collectively, the documents establishing the absolute, joint and several guaranty of payment of the Obligations by each of the Consolidated Subsidiaries, substantially in the form of Exhibit K annexed hereto and otherwise in form and substance satisfactory in each case to the Agent.

           1.58. "Indebtedness" means, with respect to the Borrower and each of its Consolidated Subsidiaries, (i) all indebtedness for borrowed money, including, without limitation, all reimbursement obligations of such Person in respect of all letters of credit issued for the account of such Person, (ii) that portion of obligations with respect to Capital Leases which is properly classified as a liability on a balance sheet in conformity with GAAP, (iii) notes payable and drafts accepted representing extensions of credit whether or not representing obligations for borrowed money, (iv) any obligation owed for all or any part of the deferred purchase price of property or services which purchase price is (y) due more than six months from the date of incurrence of the obligation in respect thereof, or (z) evidenced by a note or similar written instrument, but excluding trade payables incurred in the ordinary course of business, (v) all outstanding indebtedness under a Permitted Securitization, and
(vi) all indebtedness secured by any Lien on any property or asset owned by such Person regardless of whether the indebtedness secured thereby shall have been assumed by such Person or is non-recourse to the credit of such Person but only to the extent of the fair market value of any such property or assets.

           1.59. "Interest Payment Date" means (i) with respect to each Base Rate Loan, the last day of each Fiscal Quarter during which such Base Rate Loan is outstanding in whole or in part, and (ii) with respect to each LIBOR Rate Loan, the last day of each Interest Period applicable to such LIBOR Rate Loan; provided that in the case of each Interest Period of six months, "Interest Payment Date" shall also include each three month anniversary of the commencement of that Interest Period.

           1.60. "Interest Period" means any interest period applicable to a LIBOR Rate Loan as determined pursuant to Section 2.2B hereof.

           1.61. "Interest Rate Determination Date" means each date on which the Agent shall quote the LIBOR Rate to the Borrower for purposes of determining the LIBOR Rate in respect of an Interest Period. The Interest Rate Determination Date shall be the second Business Day prior to the first day of the related Interest Period.

           1.62. "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended to the date hereof and from time to time hereafter.

           1.63. "Joint Ventures" means, collectively, (i) Mi-Tech Steel, Inc., a joint venture formed by the Borrower and Mitsui Steel Development Company under the laws of the State of Delaware, (ii) Processing Technology, Inc., a joint venture formed by the Borrower, LTV Corporation and Mitsui Steel Development Company under the laws of the State of Delaware, and (iii) all other partnerships or joint ventures to which the Borrower is now or in the future a party and in which the Borrower has contributed capital and/or to which the Borrower has made loan(s).

           1.64. "Letters of Credit" means any letter of credit or similar instrument issued by PNC for the account of the Borrower pursuant to this Loan Agreement for the purpose of securing the performance, payment, deposit or surety obligations of the Borrower pursuant to purchase orders, contracts and/or operating leases or Capital Leases entered into or proposed to be entered into or assumed or proposed to be assumed by the Borrower in the ordinary course of such business. The term "Letters of Credit" as used herein specifically excludes the outstanding letters of credit issued by PNC for the account of the Borrower and which are described on Schedule 1.64 annexed hereto.

           1.65. "Letter of Credit Fee" has the meaning assigned to that term in
Section 2.7F(ii) hereof.

           1.66. "Letter of Credit Fee Percentage" means the Applicable LIBOR Rate Margin in effect during a particular Pricing Period in which a Letter of Credit is issued by PNC for the account of the Borrower.

           1.67. "Letter of Credit Usage" means, as at any date of determination thereof, the sum of (i) the maximum aggregate amount which is or at any time thereafter may become available for drawing under all Letters of Credit then outstanding, plus (ii) the aggregate unpaid amount of all drawings under all Letters of Credit honored by PNC.

           1.68. "Leverage Ratio" means, as of each Date of Determination, (a) the Borrower's Consolidated Total Debt as of the particular Date of Determination, divided by (b) the Borrower's Consolidated Total Capitalization as of the particular Date of Determination, in each case determined for the Borrower on a consolidated basis in accordance with GAAP.

           1.69. "LIBOR Rate" means the Adjusted LIBOR Rate plus the Applicable LIBOR Rate Margin in effect for the particular Interest Period.

           1.70. "LIBOR Rate Loans" means Revolving Loans made to the Borrower bearing interest at the LIBOR Rate.

           1.71. "Lien" means any lien, mortgage, pledge, security interest, charge or encumbrance of any kind (including any conditional sale or other title retention agreement, any lease in the nature thereof, and any agreement to give any security interest).

           1.72. "Loan Agreement" means this Second Amended and Restated Loan Agreement dated as of December 31, 1998 as it may be amended, supplemented or otherwise modified from time to time.

           1.73. "Loan Instruments" means this Loan Agreement, the Revolving Notes, the Swing Line Note, the Guaranty Agreement, each Application and Agreement for Letter of Credit and all other applications, reimbursement agreements and other documents or certificates executed in favor of PNC relating to the Letters of Credit, each Request for Revolving Loan, each Request for Swing Line Loan, each Compliance Certificate and all other agreements, documents and instruments delivered by the Borrower pursuant to this Loan Agreement.

           1.74. "Margin Stock" has the meaning assigned to that term in Regulation U of the Board of Governors of the Federal Reserve System as in effect from time to time.

           1.75. "Material Adverse Effect" means any set of circumstances or events which (a) has or will have any material adverse effect whatsoever upon the validity or enforceability of this Agreement or any other Loan Instruments,
(b) is or will be material and adverse to the business, properties, assets, financial condition, results of operations or prospects of the Borrower and its Consolidated Subsidiaries taken as a whole or (c) impairs materially or will impair materially the ability of the Borrower and Guarantors taken as a whole to duly and punctually pay or perform the Obligations.

           1.76. "Note Purchase Agreement" means that certain Note Agreement dated as of March 1, 1995, between the Borrower and the Note Purchasers pursuant to which Borrower issued and severally sold to the Note Purchasers the Senior Notes, including any and all amendments thereto now or hereafter.

           1.77. "Note Purchasers" means the institutional investors that are parties to the Note Purchase Agreement with Borrower.

           1.78. "Note Purchasers Guaranty Agreements" means guaranty agreements by the respective Consolidated Subsidiaries parties thereto, identical in all respects to the Guaranty Agreements except given in favor of the Note Purchasers to guarantee the obligations of the Borrower under the Note Purchase Agreement.

           1.79. "Note Purchasers Intercreditor Agreement" means the Intercreditor Agreement dated as of March 1, 1995 entered into among Agent, each of the Banks and each of the Note Purchasers, including any and all amendments thereto now or hereafter.

           1.80. "Notice of Conversion/Continuation"  means a notice in the form
of  Exhibit  E  annexed  hereto  with  respect  to  a  proposed   conversion  or
continuation of a Revolving Loan.

           1.81. "Obligations" means: (i) the entire unpaid principal balance of and all interest accrued on the Revolving Notes, and (ii) all other liabilities owing by the Borrower to the Banks arising under or pursuant to this Loan Agreement or the other Loan Instruments of any kind or nature, present or future, and whether or not evidenced by any note, guaranty or other instrument. The term "Obligations" includes, without limitation, all interest, charges, expenses, reasonable attorneys' fees and any other sums chargeable to the Borrower under this Loan Agreement and/or any other Loan Instrument.

           1.82. "Offered Rate" means the interest rate quoted from time to time by PNC to the Borrower as applicable to Swing Line Loans. The Offered Rate shall constitute, on each Funding Date of a Swing Line Loan, the offer quoted by an officer of PNC to the Borrower on each such Funding Date of a Swing Line Loan.

           1.83. "Officer's Certificate" means a certificate executed on behalf of the Borrower by an Authorized Officer pursuant to this Loan Agreement.

           1.84."Permitted Securitization" means a sale to a bankruptcy remote entity of accounts receivable of Borrower in conjunction with a securitization thereof generating net proceeds of not greater than $50 million, all in structure, form and substance reasonably satisfactory to the Requisite Banks and the proceeds of which at the time of such securitization are used solely to repay the Revolving Loans, the Swing Line Loans and the Indebtedness under the Note Purchase Agreement unless and until all of the same are paid in full, in which case Borrower may utilize the proceeds for any other purpose permitted under this Loan Agreement.

           1.85. "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, other entity or group, institution, party or government, whether federal, state, county, city, municipal or other, or agency or division thereof.

           1.86. "Potential Event of Default" means the occurrence of any event or condition which, with the passage of time or the giving of notice, or both, would become an Event of Default.

           1.87. "Pricing Level" means, for any Pricing Period, Pricing Level I, Pricing Level II, Pricing Level III, Pricing Level IV or Pricing Level V, as may be in effect for such Pricing Period; provided that the Default Rate shall be in effect upon the occurrence and during the continuation of any Event of Default.

           1.88. "Pricing Level I" means the Pricing Level that will be in effect for the applicable Pricing Period if, as of the relevant Date of Determination, the Leverage Ratio of the Borrower is less than .40 to 1.0.

           1.89. "Pricing Level II" means the Pricing Level that will be in effect for the applicable Pricing Period if, as of the relevant Date of Determination, the Leverage Ratio of the Borrower is equal to or greater than
 .40 to 1.0 but is less than .45 to 1.0.

           1.90. "Pricing Level III" means the Pricing Level that will be in effect for the applicable Pricing Period if, as of the relevant Date of Determination, the Leverage Ratio of the Borrower is equal to or greater than
 .45 to 1.0 but less than 0.50 to 1.0.

           1.91."Pricing Level IV" means the Pricing Level that will be in effect for the applicable Pricing Period if, as of the relevant Date of Determination, the Leverage Ratio of the Borrower is equal to or greater than
 .50 to 1.0 but less than .55 to 1.0.

           1.92."Pricing Level V" means the Pricing Level that will be in effect for the applicable Pricing Period if, as of the relevant Date of Determination, the Leverage Ratio of the Borrower is equal to or greater than .55 to 1.0.

           1.93. "Pricing Level Calculation Date" means the date of delivery to the Banks of the Compliance Certificate for the preceding Fiscal Quarter of the Borrower pursuant to Section 5.3(c) of this Loan Agreement.

           1.94.   "Pricing   Period"  means,   with  respect  to  any  Date  of
Determination, the period commencing on such Date of Determination and ending on the day immediately preceding the next Date of Determination.

           1.95. "Prime Rate" means at any time the interest rate per annum most recently designated or announced by PNC as its "Prime Rate" in effect at its principal office in Pittsburgh, Pennsylvania, it being expressly understood and agreed to by the Borrower that the "Prime Rate" is the rate of interest designated by PNC as its "Prime Rate" and such term does not necessarily mean or imply that it is the lowest or best rate then available from the Bank.

           1.96. "Proforma Compliant Acquisition", "Proforma Acquisition Information", Proforma Calculation Period", "Proforma Debt Service Coverage", "Proforma EBITDA" and "Proforma Debt Service" each have the meaning set forth for them in Section 6.5 of this Loan Agreement.

           1.97. "Pro Rata Share" means, with respect to each Revolving Loan Commitment of each Bank, the percentage set forth opposite that Bank's name on
Schedule 2.1 annexed hereto; provided that Schedule 2.1 shall be amended and each Bank's Pro Rata Share shall be adjusted from time to time to give effect to the addition or removal of any Bank as provided herein or by assignment pursuant to Section 10 hereof.

           1.98. "Purchase Money Indebtedness" means all Indebtedness of the Borrower which is secured by a purchase money security interest in the assets acquired by the Borrower with the proceeds of such Indebtedness, but only to the extent such security interest encumbers solely the assets acquired by the Borrower with the proceeds of such Indebtedness and only secures the payment of the Indebtedness incurred by the Borrower to acquire such assets.

           1.99. "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as in effect from time to time.

           1.100. "Request for Revolving Loan" means the Request in the form of Exhibit F annexed hereto with respect to a proposed Revolving Loan to be delivered by the Borrower to the Agent on behalf of the Banks pursuant to Sections 2.1C and 3.3A hereof.

           1.101. "Request for Swing Line Loan" means the request in the form of Exhibit G hereto with respect to a proposed Swing Line Loan to be delivered by the Borrower to PNC pursuant to Section 2.11B of this Loan Agreement.

           1.102. "Requisite Banks" means Banks holding at least 60% of the sum of the Total Utilization of Revolving Loan Commitments as of the date of determination of the Requisite Banks; provided, if there are no Revolving Loans or Letters of Credit outstanding as of the date of determination of the Requisite Banks, the term "Requisite Banks" shall mean Banks holding at least 60% of the sum of the Revolving Loan Commitments as of the date of determination of the Requisite Banks. It is expressly understood that the Total Utilization of Revolving Loan Commitments for purposes of determination of the Requisite Banks includes each Bank's obligation to make Revolving Loans in an amount equal to its Pro Rata Share of all drawings under Letters of Credit issued by PNC pursuant to this Loan Agreement.

           1.103. "Restricted Junior Payment" means (i) any dividend or other distribution, direct or indirect, on account of any shares of any class of stock of the Borrower now or hereafter outstanding, other than any dividend payable solely in shares of capital stock or in options, warrants or other rights to purchase capital stock, (ii) any redemption, retirement, sinking fund or similar payment, purchase or other acquisition for value, direct or indirect, of any shares of any class of stock of the Borrower, or of any warrants, options or other rights to acquire any such shares of stock, now or hereafter outstanding, or (iii) any payment or prepayment of principal of, premium, if any, or interest on, redemption, purchase, retirement, defeasance, sinking fund or similar payment with respect to, any Subordinated Indebtedness.

           1.104. "Revolver" means the revolving credit facility established by the Banks pursuant to this Loan Agreement in favor of the Borrower in the maximum permitted aggregate principal amount at any one time outstanding of One Hundred Million Dollars ($100,000,000.00), pursuant to which the Borrower may obtain Revolving Loans and Letters of Credit during the term of the Revolver upon the terms and conditions set forth in this Loan Agreement. All references to the "aggregate principal balance of the Revolving Loans outstanding" or similar phrases in this Loan Agreement shall mean, as at the date of determination thereof, the sum of (i) the entire aggregate outstanding principal balance of all Revolving Loans made by the Banks pursuant to this loan Agreement, and (ii) the then existing Letter of Credit Usage.

           1.105. "Revolving Loan Commitment" or "Revolving Loan Commitments" means (i) the commitment of each Bank to maintain or make Revolving Loans and to make and/or participate in Letters of Credit as set forth in Sections 2.1 and
2.7 hereof, and (ii) the commitment of PNC to issue Letters of Credit as set forth in Section 2.7 hereof.

           1.106. "Revolving Loan Commitment Termination Date" means the Revolving Loan Commitment Termination Date then in effect, which currently shall be December 31, 2001 subject to extension thereof pursuant to Section 2.1B hereof, or, if sooner, (i) the date as of which the Obligations shall have become immediately due and payable pursuant to Section 7 hereof, or (ii) the date on which all of the Obligations are paid in full (including, without limitation, the repayment, expiration, termination or cash collateralization of Letters of Credit pursuant to this Loan Agreement) and all Revolving Loan Commitments are reduced to zero.

           1.107. "Revolving Loans" means the Revolving Loans which the Banks have agreed to maintain or make pursuant to Section 2.1 hereof.

           1.108. "Revolving Note" means, collectively, the Revolving Promissory Notes, all dated as of December 31, 1998 and made by Borrower to the order of, respectively, PNC in face principal amount of $30,000,000, NBD in face principal amount of $22,500,000, Suntrust in face principal amount of $22,500,000, National City in face principal amount of $15,000,000, and Star Bank in face principal amount of $10,000,000, in the forms attached to and made a part of this Loan Agreement as Exhibits H-1, H-2, H-3, H-4 and H-5, respectively, together with all amendments, modifications, renewals, extensions, restatements and replacements of each of them, respectively.

           1.109.  "Roberts" means Robert Steel Company, an Ohio corporation.

           1.110. "Senior Notes" means Borrower's $40,000,000 8.52% Senior Notes due March 1, 2005 that Borrower issued and severally sold to the Note Purchasers pursuant to the Note Purchase Agreement.

           1.111. "ST Carolinas" means Steel Technologies Carolinas, Inc., a North Carolina corporation and one of the Consolidated Subsidiaries of Borrower.

           1.112. "ST  Mexico" means Steel Technologies  De Mexico S.A. De C.V.

           1.113. "ST Ohio" means Steel Technologies Ohio, Inc., an Ohio corporation that is a Consolidated Subsidiary of Borrower.

           1.114. "ST Wabash" means Wabash Steel Corporation, an Indiana corporation and one of the Consolidated Subsidiaries of Borrower.

           1.115. "Subordinated Indebtedness" means any Indebtedness of the Borrower now or hereafter owing to any Person and which has been subordinated to the prior payment of the Obligations in a manner satisfactory to the Banks.

           1.116. "Subsidiary" means, with respect to the Borrower, (i) any corporation of which more than 50% of the outstanding voting stock is at the time owned by the Borrower or by one or more of its Subsidiaries, and (ii) any Person controlled by the Borrower or by one or more of its Subsidiaries, whether by virtue of voting interest, other beneficial interest or by voting agreement, proxy or otherwise. The Joint Ventures shall not be deemed to be Subsidiaries for purposes of this Loan Agreement.

           1.117. "Swing Line Loan Commitment" means the commitment of PNC to maintain or make Swing Line Loans as set forth in Section 2.11A of this Loan Agreement.

           1.118. "Swing Line Loan Commitment Termination Date" means the Swing Line Loan Commitment Termination Date then in effect, which shall originally be November 12, 1999, subject to extension thereof pursuant to Section 2.11C of this Loan Agreement, or if sooner (i) the date as of which the Obligations shall have become immediately due and payable pursuant to Section 7 of this Loan Agreement, or (ii) the date on which all of the Obligations are paid in full (including, without limitation, the repayment, expiration, termination or cash collateralization of Letters of Credit pursuant to this Loan Agreement) and the Swing Line Loan Commitment is reduced to zero.

           1.119. "Swing Line Loans" means the Swing Line Loans which PNC has agreed to maintain or make pursuant to Section 2.11A of this Loan Agreement.

           1.120. "Swing Line Note" means that certain Swing Line Loan Promissory Note dated December 31, 1998, made by Borrower, payable to the order of PNC, and in the face principal amount of $5,000,000, in the form attached to and made a part of this Loan Agreement as Exhibit I, together with all amendments, modifications, renewals, extensions, restatements and replacements thereof.

           1.121.  "Target  Person"  has  the  meaning  set  forth  for it  in
Section 6.5 of this Loan Agreement.

           1.122. "Tax" or "Taxes" means any present or future tax, levy, impost, duty, charge, governmental fee, deduction or withholding of any nature and whatever called, by whomsoever, on whomsoever and wherever imposed, levied, collected, withheld or assessed; provided that "Tax on the overall net income" of a Person shall be construed as a reference to a tax imposed by the jurisdiction in which that Person's principal office (and/or, in the case of a Bank, its lending office) is located on all or part of the net income, profits or gains of that Person (whether worldwide, or only insofar as such income, profits or gains are considered to arise in or to relate to a particular jurisdiction, or otherwise).

           1.123. "Tax Transferee" means any Person who acquires any interest in the Revolving Loans (whether or not by operation of law) or in the office to which a Bank or the Agent has transferred its Revolving Loans for purposes of determining where the Revolving Loans are made, accounted for or booked.

           1.124. "Total Utilization of Revolving Loan Commitments" means, as at any date of determination thereof, the sum of (i) the aggregate principal amount of all outstanding Revolving Loans, and (ii) the Letter of Credit Usage.

           1.125. "Voting Stock" means the shares of capital stock or other securities of the Borrower entitled to vote generally in the election of the directors of the Borrower.

           1.126.  "Year 2000  Problem"  has  the  meaning set forth for it  in
Section 4.23 hereof.

           1.127. Accounting Terms. For purposes of this Loan Agreement, all accounting terms not otherwise defined herein shall have the meanings assigned to them in conformity with GAAP and all financial statements and certificates and reports as to financial matters required to be delivered to the Banks hereunder shall (unless otherwise disclosed to the Banks in writing at the time of delivery thereof in the manner described in Section 5.3(b) hereof) be prepared in accordance with GAAP applied on a basis consistent with GAAP.

           1.128. Other Definitional Provisions. Any reference in this Loan Agreement (i) to a Section, a Schedule or an Exhibit is a reference to a section hereof, a schedule hereto or an exhibit hereto, respectively; and (ii) to a subsection or a clause is, unless otherwise stated, a reference to a subsection or a clause of the Section or subsection in which the reference appears. In this Loan Agreement the singular includes the plural and the plural the singular; "hereof," "herein," "thereto," "hereunder" and the like mean and refer to this Loan Agreement as a whole and not merely to the specific section, paragraph or clause in which the respective word appears; words importing any gender include the other genders; references to statutes are to be construed as including all statutory provisions consolidating, amending or replacing the statute referred to; references to "writing" include printing, typing, lithography and other means of reproducing words in a tangible visible form; the words "including," "includes" and "include" shall be deemed to be followed by the words "without limitation"; references to agreements and other contractual instruments shall be deemed to include all subsequent amendments, supplements, assignments and other modifications thereto, but only to the extent such modifications are not prohibited by the terms of this Loan Agreement, and references to Persons include their respective permitted successors and assigns or, in the case of governmental Persons, Persons succeeding to the relevant functions of such Persons.

                                    SECTION 2
                          REVOLVER AND SWING LINE LOANS

      20 Revolver. Subject to the terms and conditions of this Loan Agreement, the Banks hereby establish the Revolver in favor of the Borrower in the maximum permitted aggregate principal amount at any one time outstanding of One Hundred Million Dollars ($100,000,000.00). Pursuant to the Revolver, the Borrower may obtain Revolving Loans pursuant to, and subject to the terms and conditions set forth in, this Loan Agreement for the purposes set forth in Section 2.5 hereof. The Revolver is subject to the following terms and conditions:

           2.1.  Revolving Loan Commitments; Revolving Loans.

           2.1A. Revolving Loan Commitments. Each Bank severally agrees, subject to the limitations set forth below with respect to the maximum amount of Revolving Loans permitted to be outstanding from time to time, to lend to the Borrower from time to time during the period from the Closing Date to but excluding the Revolving Loan Commitment Termination Date an aggregate amount not exceeding its Pro Rata Share of the aggregate Revolving Loan Commitments. The amount of each Bank's Revolving Loan Commitment is equal to the Pro Rata Share Revolving Loan Commitment set forth opposite its name on Schedule 2.1 annexed hereto applied to the maximum permitted aggregate outstanding principal amount of the Revolving Loan Commitment in effect from time to time, and the maximum permitted aggregate outstanding principal amount of the Revolving Loan Commitments presently is One Hundred Million Dollars ($100,000,000); provided that the amount of the Revolving Loan Commitments shall be reduced from time to time by the amount of any reductions thereto made pursuant to Section 2.4C hereof (it being understood that all references to the Revolving Loan Commitments of the Banks set forth in this Loan Agreement shall mean the initial Revolving Loan Commitments of the Banks set forth on Schedule 2.1 annexed hereto as reduced by voluntary reductions of the Revolving Loan Commitments effected by the Borrower pursuant to Section 2.4C hereof). Each Bank's Revolving Loan Commitment shall expire on the Revolving Loan Commitment Termination Date and all Revolving Loans and all other Obligations owed hereunder shall be paid in full no later than that date. Amounts borrowed under this Section 2.1A may be repaid and reborrowed to but excluding the Revolving Loan Commitment Termination Date, subject to the provisions of Section 2.4C hereof.

           Anything contained in this Loan Agreement to the contrary notwithstanding, the Revolving Loans and the Revolving Loan Commitments shall be subject to the following limitations (and the Borrower may be obligated to prepay Revolving Loans outstanding by virtue of such limitations as required under Sections 2.4A(ii) hereof):

      (1) The amount otherwise available for borrowing under the Revolving Loan Commitments as of the time of determination thereof (other than to reimburse PNC for the amount of any drawings under any Letters of Credit honored by PNC and not theretofore reimbursed by the Borrower) shall be reduced by an amount equal to the Letter of Credit Usage as of such time of determination; and

      (2) The Total Utilization of Revolving Loan Commitments shall not exceed the aggregate Revolving Loan Commitments.

           2.1B. Term of Revolving Loan Commitments. \The Revolving Loan Commitments shall become effective immediately as of the Closing Date, and as of the Closing Date, the Borrower may obtain Revolving Loans and Letters of Credit subject to the terms and conditions contained herein. The Revolving Loan Commitments shall continue in effect until the Revolving Loan Commitment Termination Date, unless sooner terminated (a) by the Banks upon the occurrence and during the continuation of an Event of Default, or (b) by the Borrower at any time in its sole and absolute discretion. The Borrower may request, not less than sixty (60) days prior to December 31, 2001 or any subsequent Revolving Loan Commitment Termination Date, that the Revolving Loan Commitment Termination Date be extended for a period selected by the Borrower and acceptable to the Banks. The Agent shall notify the Borrower in writing, within thirty (30) days of receipt of such request, whether the Banks have elected to so extend the Revolving Loan Commitment Termination Date. In the event the Agent fails to give such written notice to the Borrower within such thirty (30) day period, such failure shall constitute an affirmative election by the Banks not to so extend the Revolving Loan Commitment Termination Date. The Revolving Loan Commitment Termination Date may only be extended by the unanimous written consent of all of the Banks in their sole and absolute discretion as communicated in writing to the Agent. If any Bank elects not to extend the Revolving Loan Commitment Termination Date, the Agent shall notify the Borrower thereof and such Bank shall constitute an "Affected Bank" for purposes of Section 10.E hereof. In the event the Banks elect not to extend the Revolving Loan Commitment Termination Date, the Revolving Loan Commitments shall terminate, and the entire unpaid principal balance of and all accrued and unpaid interest on the Revolving Loans and the other Obligations shall be respectively due and payable in full to the Banks on the then Revolving Loan Commitment Termination Date, subject at all times to the Banks' absolute right to terminate the Revolving Loan Commitments upon the occurrence and during the continuation of an Event of Default. Upon termination of the Revolving Loan Commitments by the Banks upon the occurrence and during the continuation of an Event of Default, or by the Borrower at any time in its sole and absolute discretion, the entire unpaid principal balance of and all accrued and unpaid interest on the Revolving Loans and all other Obligations shall be respectively due and payable in full to the Banks. The termination of the Revolving Loan Commitments, for whatever reason, shall not in any way release or relieve the Borrower from its obligations incurred hereunder or in connection herewith or under the Revolving Notes or the other Loan Instruments and the provisions hereof and of the Revolving Notes and the other Loan Instruments shall continue in full force and effect until the Revolving Notes and all other Obligations have been respectively paid in full to the Banks. In the event the Borrower terminates the Revolving Loan Commitments, which the

Borrower has the right to do at any time in its sole and absolute discretion, the Borrower shall be obligated to pay the Revolving Notes and all other Obligations in full to the Banks, respectively.

           2.1C. Borrowing Mechanics. The obtaining by the Borrower of each Revolving Loan shall be subject to the following terms and conditions:

                (a) Base Rate Loans shall be in the minimum amount of One Million Dollars ($1,000,000.00) and integral multiples of One Hundred Thousand Dollars ($100,000.00) in excess of that amount or, if less, the amount available to be borrowed under the Revolver at the time the Base Rate Loan is requested by the Borrower. Subject to there being sufficient availability under the Revolver, LIBOR Rate Loans shall be in the minimum amount of Five Million Dollars ($5,000,000.00) and integral multiples of One Million Dollars ($1,000,000.00) in excess of that amount. Whenever the Borrower desires that the Banks make a Revolving Loan to the Borrower, the Borrower shall deliver to the Banks a Request for Revolving Loan no later than 10:30 A.M. (Louisville, Kentucky time) at least three (3) Business Days in advance of the proposed Funding Date in the case of a LIBOR Rate Loan and on the day of the proposed Funding Date in the case of a Base Rate Loan. The Request for Revolving Loan shall be in the form of Exhibit F respectively, attached hereto and made a part of this Loan Agreement. Revolving Loans may be continued as or converted into Base Rate Loans and LIBOR Rate Loans in the manner provided in Section 2.2D hereof. In lieu of delivering the above described Request for Revolving Loan, the Borrower may give the Agent telephonic notice by the required time of the requested Revolving Loan under this Section 2.1C; provided that such notice shall be promptly confirmed in writing by delivery of a Request for Revolving Loan to the Agent on or before the applicable Funding Date.

                (b) Neither the Agent nor the Banks shall incur any liability to the Borrower in acting upon any telephonic notice referred to above which the Agent and/or the Banks believe in good faith to have been given by an Authorized Officer or other person authorized to borrow on behalf of the Borrower or for otherwise acting in good faith under this Section 2.1C, and, upon funding of any Revolving Loans by the Banks in accordance with this Loan Agreement pursuant to any telephonic notice, the Borrower shall have effected such Revolving Loans hereunder.

                (c) Except as provided in Sections 2.6B, 2.6C or 2.6F hereof, a Request for Revolving Loan for a LIBOR Rate Loan (or telephonic notice in lieu thereof) shall be irrevocable on and after the related Interest Rate Determination Date, and the Borrower shall be bound to borrow the particular LIBOR Rate Loan in accordance therewith.

                (d) The Agent shall make the proceeds of each Revolving Loan requested by the Borrower available to the Borrower on the Funding Date by causing an amount of same day funds equal to the proceeds of such Revolving Loan to be credited to the account of the Borrower maintained with the Banks.

                (e) The Borrower shall have no right to obtain, and the Banks shall have no obligation to make, any Revolving Loan if a Potential Event of Default or an Event of Default has occurred and is continuing.

                (f) Each request by the Borrower for a Revolving Loan or a Swing Line Loan shall, in and of itself, constitute a continuing representation and warranty by the Borrower to the Banks (i) that the Borrower then is, and at the time the Revolving Loan or Swing Line Loan is actually made will be, entitled under this Loan Agreement to obtain the particular Revolving Loan or Swing Line Loan, and (ii) that all of the covenants, agreements, representations and warranties made by the Borrower herein and in the other Loan Instruments are true and correct, and have been fully complied with, as of such date.

                (g) The Borrower shall have no right to obtain any Revolving Loan or Swing Line Loan unless all of the terms and conditions set forth in this Section 2.1C have been fully satisfied with regard to that Revolving Loan or that Swing Line Loan.

           2.1D. Disbursement of Revolving Loans to the Borrower. All Revolving Loans made to the Borrower under this Loan Agreement shall be made by the Banks simultaneously and proportionately in accordance with their respective Pro Rata Shares of the Revolving Loan Commitments, it being understood that no Bank shall be responsible for any default by any other Bank of that other Bank's obligation to fund its Pro Rata Share of a Revolving Loan requested hereunder by the Borrower, nor shall the Revolving Loan Commitment of any Bank be increased or decreased as a result of the default by any other Bank of that other Bank's obligation to fund its Pro Rata Share of a Revolving Loan requested hereunder by the Borrower. Promptly after receipt by the Agent of a Request For Revolving Loan pursuant to Section 2.1C hereof (or telephonic notice in lieu thereof), the Agent shall notify each Bank of the Revolving Loan requested by the Borrower pursuant thereto. Each Bank shall make its Pro Rata Share of each Revolving Loan to be made to the Borrower available to the Agent, in same day funds, at the office of the Agent located at 500 West Jefferson Street, Louisville, Kentucky not later than 1:00 P.M. (Louisville, Kentucky time) on the Funding Date. Except with respect to the reimbursement to PNC for a drawing under a Letter of Credit issued by PNC as provided in Section 2.7 hereof, upon satisfaction or waiver of the conditions precedent specified in Section 3.l in the case of the initial Revolving Loan on the initial Funding Date and Section 3.3 in the case of a Revolving Loan on any subsequent Funding Date, the Agent shall make the proceeds of each Revolving Loan requested by the Borrower available to the Borrower on the Funding Date by causing an amount of same day funds equal to the proceeds of the Banks' respective Pro Rata Shares of such Revolving Loan received by the Agent at its office located at the address set forth in the preceding sentence to be credited to the account of the Borrower at such office of the Agent or wired to an account designated by the Borrower. All Revolving Loans shall be paid in full to the Agent on the Revolving Loan Commitment Termination Date.

           Unless the Agent shall have been notified by any Bank prior to a Funding Date that such Bank does not intend to make available to the Agent such Bank's Pro Rata Share of the Revolving Loan requested on such Funding Date to be made to the Borrower, the Agent may assume that such Bank has made such amount available to the Agent on such Funding Date and the Agent may, in its sole discretion, but shall not be obligated to, make available to the Borrower a corresponding amount on such Funding Date. If such corresponding amount is not in fact made available to the Agent by such Bank, the Agent shall be entitled to recover such corresponding amount on demand from such Bank together with interest thereon, for each day from such Funding Date until the date such amount is paid to the Agent, at the customary rate set by the Agent for the correction of errors among banks for three (3) Business Days and thereafter at the Federal Funds Rate. If such Bank does not pay such corresponding amount forthwith upon the Agent's demand therefor, the Agent shall promptly notify the Borrower thereof and the Borrower shall immediately pay such corresponding amount to the Agent together with interest thereon, for each day from such Funding Date until the date such amount is paid to the Agent, at the interest rate borne by the particular Revolving Loan. Nothing in this Section 2.1D shall be deemed to relieve any Bank from its obligation to fulfill its Revolving Loan Commitment hereunder or to prejudice any rights that the Borrower may have against any Bank as a result of any default by such Bank hereunder. In the event any Bank gives notice to the Agent that such Bank does not intend to fund its Pro Rata Share of any Revolving Loan to be made to the Borrower or in the event any Bank otherwise fails to fund its Pro Rata Share of any Revolving Loan to be made to the Borrower, the Agent shall promptly notify the other Banks and the Borrower of the occurrence of any such event.

           2.2. Interest on the Revolving Loans.

           2.2A. Rates of Interest. Subject to the provisions of Sections 2.2G and 2.6 hereof, each Revolving Loan made to the Borrower shall bear interest on the unpaid principal amount thereof from the date made through maturity (whether by acceleration or otherwise) at either the Base Rate or the LIBOR Rate as provided below, as the case may be. The applicable basis for determining the rate of interest with respect to Revolving Loans made to the Borrower shall be selected by the Borrower initially at the time a Request for Revolving Loan is delivered to the Agent pursuant to Section 2.1A hereof. The basis for determining the interest rate with respect to any Revolving Loan made to the Borrower may be changed from time to time pursuant to Section 2.2D hereof. If on any day a Revolving Loan is outstanding to the Borrower with respect to which notice has not been delivered to the Banks in accordance with the terms of this Loan Agreement specifying the applicable basis for determining the rate of interest to apply to such Revolving Loan then, for that day, that Revolving Loan shall be deemed a Base Rate Loan and shall bear interest at the Base Rate.

                Subject to the provisions of Sections 2.6B and 2.6C hereof, Revolving Loans shall bear interest through maturity as follows:

                     (i) If a Base Rate Loan, then at a rate per annum equal to the Base Rate;

                     (ii) If a LIBOR Rate Loan, then at a rate per annum equal to the LIBOR Rate; provided that, on each Date of Determination, commencing with the first such date to occur after the Effective Date the Applicable LIBOR Rate Margin in effect for the Pricing Period commencing on such Date of Determination and continuing for the term of the Pricing Period that begins on such Date of Determination shall be the Applicable LIBOR Rate Margin corresponding to the Pricing Level in effect for such Pricing Period, as applicable:

                                          Applicable
           Pricing Level                  LIBOR Rate Margin

           Pricing Level I                .575%
           Pricing Level II               .625%
           Pricing Level III              .675%
           Pricing Level IV               .725%
           Pricing Level V                .825%

                Notwithstanding  anything in the foregoing to the  contrary,  if any Compliance Certificate delivered by the Borrower demonstrating the appropriate Pricing Level shall prove to be incorrect (as determined by reference to the Borrower's financial statements or otherwise), such Compliance Certificate shall no longer be in effect, and the Banks shall notify the Borrower of such incorrectness and shall calculate the difference between the amount of interest actually paid by the Borrower on the basis of such incorrect Compliance Certificate and the amount of interest which would have been due had such incorrect Compliance Certificate not been delivered. The Agent shall notify the Borrower of the amount of such difference, if any, in a statement setting forth the method of calculation of such amount (which calculation, in the absence of demonstrable error, shall be deemed correct) and the Borrower shall pay such amount to the Agent, for the benefit of the Banks, within three (3) Business Days of such notice.

           2.2B. LIBOR Interest Periods. In connection with each LIBOR Rate Loan made to the Borrower, the Borrower may, pursuant to the Request for Revolving Loan or Notice of Conversion/Continuation, as the case may be, select an interest period (each an "Interest Period") to be applicable to such LIBOR Rate Loan, which Interest Period shall be at the Borrower's option either a one, two, three or six month period, provided that:

                     (i) the initial Interest Period for any LIBOR Rate Loan made to the Borrower shall commence on the Funding Date of such LIBOR Rate Loan, in the case of a Revolving Loan initially made as a LIBOR Rate Loan, or on the date specified in the applicable Notice of Conversion/Continuation, in the case of a Base Rate Loan converted to a LIBOR Rate Loan;

                     (ii) in the case of immediately successive Interest Periods applicable to a LIBOR Rate Loan made to the Borrower continued as such pursuant to a Notice of Conversion/ Continuation, each successive Interest Period shall commence on the day on which the next preceding Interest Period expires;

                     (iii) if an Interest Period would otherwise expire on a day that is not a Business Day, such Interest Period shall expire on the next succeeding Business Day; provided that, if any Interest Period would otherwise expire on a day that is not a Business Day but is a day of the month after which no further Business Day occurs in such month, such Interest Period shall expire on the next preceding Business Day;

                     (iv) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (iii) of this Section 2.2B, end on the last Business Day of a calendar month;

                     (v) there shall be no more than seven (7) Interest Periods relating to the LIBOR Rate Loans made to the Borrower outstanding at any time, unless there are Base Rate Loans outstanding, in which event there shall be no more than six (6) Interest Periods relating to LIBOR Rate Loans outstanding at such time;

                     (vi) in the event the Borrower fails to specify an Interest Period in the particular Request for Revolving Loan and/or Notice of Conversion/Continuation, the Borrower shall be deemed to have selected an Interest Period of one month; and

                     (vii) no Interest Period shall extend beyond the then stated maturity date of the Revolver.

           2.2C. Interest Payments. Subject to the provisions of Section 2.2E hereof, interest shall be payable on the Revolving Loans made to the Borrower as follows:

                     (i) interest on each Base Rate Loan shall be payable in arrears on the last day of each Fiscal Quarter, upon any prepayment or repayment of any such Revolving Loan (to the extent accrued on the amount being prepaid or repaid) and at maturity (including final maturity); all the interest on the Base Rate Loans shall be computed based upon the actual number of days elapsed over an assumed year of three hundred sixty-five -(365) or three hundred sixty-six (366) days; and

                     (ii) interest on each LIBOR Rate Loan shall be payable in arrears on the last day of an Interest Period, if the Interest Period is one, two or three months, or shall be payable in arrears on the three month anniversary of each Interest Period and on the last day of the Interest Period if the Interest Period is six months, upon the date of any prepayment or repayment of such LIBOR Rate Loan (to the extent accrued on the amount being prepaid or repaid) and at maturity (including final maturity); all the interest on the LIBOR Rate Loans shall be computed based upon the actual number of days elapsed over an assumed year of three hundred sixty (360) days.

           2.2D.Conversion or Continuation. Subject to the provisions of Section
2.6 hereof, the Borrower shall have the option (i) to convert at any time all or any part of outstanding Revolving Loans made to the Borrower from Revolving
Loans bearing interest at a rate determined by reference to one basis to Revolving Loans bearing interest at a rate determined by reference to an alternative basis, or (ii) upon the expiration of any Interest Period applicable to a LIBOR Rate Loan made to the Borrower, to continue all or any portion of such LIBOR Rate Loan as a LIBOR Rate Loan, and the succeeding Interest Period of such continued LIBOR Rate Loan shall commence on the last day of the current
Interest Period with respect thereto; provided however that a LIBOR Rate Loan may only be converted into a Base Rate Loan on the expiration date of the Interest Period applicable thereto.

                The Borrower shall deliver a Notice of Conversion/Continuation to the Agent no later than 10:30 A.M. (Louisville, Kentucky time) on the same Business Day in advance of the proposed conversion/continuation date (in the case of a conversion to a Base Rate Loan) and at least three (3) Business Days in advance of the proposed conversion/continuation date (in the case of a conversion to, or a continuation of, a LIBOR Rate Loan). A Notice of Conversion/Continuation shall specify (i) the proposed conversion/continuation date (which shall be a Business Day), (ii) the amount of the Revolving Loan to be converted/continued, (iii) the nature of the proposed conversion/continuation, (iv) in the case of a conversion to, or continuation of, a LIBOR Rate Loan, the requested Interest Period, and (v) in the case of a conversion to, or a continuation of, a LIBOR Rate Loan, that no Event of Default has occurred and is continuing. In lieu of delivering the above-described Notice of Conversion/Continuation, the Borrower may give the Banks telephonic notice by the required time of any proposed conversion/continuation under this Section 2.2D; provided that such notice shall be promptly confirmed in writing by delivery of a Notice of Conversion/Continuation to the Agent on or before the proposed conversion/continuation date.

                Neither the Agent nor the Bank shall incur any liability to the Borrower in acting upon any telephonic notice referred to above that the Agent believes in good faith to have been given by an Authorized Officer of the Borrower or for otherwise acting in good faith under this Section 2.2D, and upon conversion or continuation of the applicable basis for determining the interest rate with respect to any Revolving Loans made to the Borrower in accordance with this Loan Agreement pursuant to any such telephonic notice, the Borrower shall have effected a conversion or continuation, as the case may be, hereunder.

                Except as otherwise provided in Sections 2.6B, 2.6C and 2.6F hereof, a Notice of Conversion/Continuation for conversion to, or continuation of, a LIBOR Rate Loan (or telephonic notice in lieu thereof) shall be irrevocable on and after the related Interest Rate Determination Date and the Borrower shall be bound to effect the conversion or continuation in accordance therewith.

           2.2E. Post-Maturity Interest. All installments of accrued interest on and all unpaid principal of the Revolving Notes not paid to the Banks when due or within fifteen (15) days thereafter shall bear interest (including post-petition interest in any proceeding under the Bankruptcy Code or other applicable Bankruptcy laws) at the Default Rate until such overdue installments of accrued interest and unpaid principal have been paid in full to the Banks. Payment or acceptance of the increased rates of interest provided for in this
Section 2.2E is not a permitted alternative to timely payment and shall not constitute a waiver of any Event of Default or otherwise prejudice or limit any rights or remedies of the Agent or any Bank.

           2.2F. Computation of Interest. In computing interest on any Revolving Loan made to the Borrower, the date of the making of such Revolving Loan or the first day of an Interest Period applicable to such Revolving Loan or, with respect to a Base Rate Loan being converted from a LIBOR Rate Loan, the date of conversion of such LIBOR Rate Loan to such Base Rate Loan, as the case may be, shall be included, and the date of payment of such Revolving Loan or the expiration date of an Interest Period applicable to such Revolving Loan or, with respect to a Base Rate Loan being converted to a LIBOR Rate Loan, the date of conversion of such Base Rate Loan to such LIBOR Rate Loan shall be excluded; provided that if a Revolving Loan is repaid on the same day on which it is made, one day's interest shall be paid on that Revolving Loan.

           2.2G. Special Provisions Governing Federal Funds Rate.

                (i) Federal Funds Rate Unascertainable. In the event that, on any date on which a Federal Funds Rate would otherwise be set, the Agent shall have determined (which determination shall be final and conclusive) that, by reason of circumstances affecting the reporting of the average national federal funds rate by the Federal Reserve Bank of New York or such other agency then reporting such rate, reasonable means do not exist for ascertaining the Federal Funds Rate, the Agent shall give prompt notice of such determination to the Borrower and to the Banks and, until the Agent notifies the Borrower and the Banks that the circumstances giving rise to such determination no longer exist, all Base Rate Loans then or thereafter outstanding shall bear interest at the Prime Rate.

                     (ii) Impracticability of Offering Federal Funds Rate by Any Bank. In the event that any Bank shall determine, in good faith, that it is impracticable or impossible for such Bank to offer funds to the Borrower at the Federal Funds Rate because changes in market conditions and/or in such Bank's cost of funds occurring after the Closing Date have made it not feasible for such Bank to realize the anticipated and bargained-for-yield hereunder, then such Bank shall be an "Affected Bank" hereunder and shall promptly notify the Agent of such impracticability. The Agent upon receipt of such notice shall notify the Borrower that all Base Rate Loans from the Affected Bank shall thereafter bear interest at the Prime Rate. Nothing in this
           Section 2.2G(ii) shall affect the obligation of any Bank other than an Affected Bank to make or maintain Revolving Loans as, or to convert Revolving Loans to, Base Rate Loans in accordance with the other terms of this Loan Agreement.

           2.3.  Fees.

           2.3A. Revolver Commitment Fee. The Borrower agrees to pay the Agent, for the benefit of the Banks in proportion to their respective Commitment Fee Pro Rata Shares, commitment fees (the "Commitment
           Fees") for the period from and including the Effective Date to and excluding the Revolving Loan Commitment Termination Date, equal to the average of the daily excess of the Revolving Loan Commitments (as reduced pursuant to Section 2.4C hereof) over the aggregate principal amount of Revolving Loans plus the Letter of Credit Usage multiplied by the Applicable Revolver Commitment Fee per annum. The Commitment Fees shall be calculated on the basis of a 360-day year and the actual number of days elapsed and shall be payable quarterly in arrears on the last day of each Fiscal Quarter, commencing on the first such day to occur after the Effective Date, and on the Revolving Loan Commitment Termination Date. The Borrower shall have no liability to any Banks for any Commitment Fees paid to the Agent which the Agent does not properly remit to such Banks, and any such Bank's sole remedy in respect thereof shall be against the Agent. The Applicable Revolver Commitment Fee in effect for the Pricing Period commencing on the first day of each Fiscal Quarter and continuing for the term of the Fiscal Quarter that begins on such first day of the Fiscal Quarter shall be the Applicable Revolver Commitment Fee corresponding to the Pricing Level in effect for such period, as applicable

                                           Applicable Revolver
           Pricing Levels                     Commitment Fee

           Pricing Level I                          .150%
           Pricing Level II                         .175%
           Pricing Level III                        .200%
           Pricing Level IV                         .225%
           Pricing Level V                          .250%

           Provided that, on each Date of Determination, commencing with the first such date to occur after the Effective Date the Applicable Revolver Commitment Fee in effect for the Pricing Period commencing on such Date of Determination and continuing for the term of the Pricing Period that begins on such Date of Determination shall be the Applicable Revolver Commitment Fee corresponding to the Pricing Level in effect for such Pricing Period, as applicable.

           2.3B. Other Fees. The Borrower agrees to pay to the Agent such fees for serving as the Agent hereunder in the amounts and at the times agreed to in writing between the Borrower and the Agent.

           2.4.  Prepayments and Payments; Reductions in Revolving Loan.

           2.4A. Prepayments.

      (i) Voluntary Prepayments of Revolving Loans Made to the Borrower. The Borrower may at any time prepay Revolving Loans by giving to the Agent, in the case of Base Rate Loans, notice of intent to prepay such Base Rate Loans by 11:00 A.M. Louisville, Kentucky time on the date the Borrower elects to prepay such Base Rate Loans and, in the case of LIBOR Rate Loans, notice of intent to prepay by 11:00 A.M., Louisville, Kentucky time one (1) Business Day prior to the date the Borrower elects to prepay such LIBOR Rate Loans (which notice the Agent will promptly transmit by telecopy, telex or telephone to each Bank), provided that each such prepayment shall be in a minimum amount of Two Hundred Fifty Thousand Dollars ($250,000.00) and integral multiples of Fifty Thousand Dollars ($50,000.00) in excess of that amount; provided further that in the event that the Borrower prepays a LIBOR Rate Loan pursuant to this Section 2.4A or pays a LIBOR Rate Loan pursuant to any other Section of this Loan Agreement on a date that is other than the expiration date of the Interest Period applicable thereto, the Borrower shall compensate the Banks receiving such prepayments in accordance with the provisions of Section 2.6D hereof. If the Borrower has given notice of prepayment as aforesaid, the principal amount of the Revolving Loans specified in such notice shall become due and payable on the prepayment date specified therein.

      (ii) Mandatory Prepayments. The Borrower shall from time to time prepay the Revolving Loans to the extent necessary to give effect to the limitations set forth in Section 2.1A hereof.

           All prepayments of the Revolving Loans made to the Borrower shall be applied to the outstanding Revolving Loans in the manner directed by the Borrower and, if no direction is given by the Borrower to the Agent, first to Base Rate Loans to the full extent thereof and then to LIBOR Rate Loans.

           2.4B. General Provisions Regarding Payments.

      (i) Manner and Time of Payment. Except as provided in Section 2.7 hereof, all payments by the Borrower of principal, interest and fees hereunder and under the Revolving Notes shall be made without defense, setoff and counterclaim and in same day funds and delivered to the Agent not later than 12:00 Noon (Louisville, Kentucky time) on the date due at its office located at 500 West Jefferson Street, Louisville, Kentucky, for the account of the Banks. Funds received by the Agent after that time shall be deemed to have been paid by the Borrower on the next succeeding Business Day. The Borrower hereby authorizes the Agent to charge its accounts with the Agent in order to cause timely payment to be made to the Agent of all principal, interest and fees due hereunder (subject to sufficient funds being available in its account for that purpose).

      (ii) Apportionment of Payments. The Agent shall apportion all principal and interest payments made by the Borrower to the payment in full of all outstanding Revolving Loans, in each case proportionately to the Banks' respective Pro Rata Shares. Subject to the penultimate sentence of Section 2.7E hereof, the Agent (or, in the case of payments received by PNC from the Borrower after payments have been made to PNC by the Banks pursuant to Section 2.7E hereof, PNC) shall promptly distribute to each Bank at its primary address set forth below its name on the appropriate signature page hereof or such other address as any Bank may request, its share of all such payments received by the Agent (or PNC in respect of Letters of Credit, including all Letter of Credit
Fees) and the Commitment Fees of such Bank when received by the Agent pursuant to Section 2.3A hereof. Notwithstanding the foregoing provisions of this Section 2.4B(ii), if, pursuant to the provisions of Section 2.6C hereof, any Notice of Conversion/Continuation is withdrawn as to any Affected Bank or if any Affected Bank makes Base Rate Loans to the Borrower in lieu of its Pro Rata Share of any LIBOR Rate Loans, the Agent shall give effect thereto in apportioning payments received thereafter. The Borrower shall have no liability to any Bank for any payments made to the Agent which the Agent does not properly remit to such Bank, and any such Bank's sole remedy in respect thereof shall be against the Agent.

      (iii) Payments on Business Days. Whenever any payment to be made hereunder or under the Revolving Notes shall be stated to be due on a day that is not a Business Day, such payment shall be made on the next succeeding Business Day and such extension of time shall be included in the computation of the payment of interest hereunder or under the Revolving Notes or of the Commitment Fees hereunder, as the case may be.

           2.4C. Voluntary  Reductions  of  Revolving  Loan  Commitments.   The
Borrower shall have the right, at any time and from time to time, to terminate in whole or permanently reduce in part, without premium or penalty, the Revolving Loan Commitments in an amount up to the amount by which the Revolving Loan Commitments exceed the Total Utilization of Revolving Loan Commitments. The Borrower shall give not less than five (5) Business Days' prior written notice to the Agent designating the date (which shall be a Business Day) of such termination or reduction and the amount of any partial reduction of the Revolving Loan Commitments. Within one (1) Business Day after receipt of a notice of such termination or partial reduction, the Agent shall notify each Bank of the proposed termination or reduction. Such termination or partial reduction of the Revolving Loan Commitments shall be effective on the date specified in the Borrower's notice and shall reduce the Revolving Loan Commitment of each Bank in proportion to its Pro Rata Share. Any such partial reduction of the Revolving Loan Commitments shall be in an aggregate minimum amount of Five Million Dollars ($5,000,000.00), and integral multiples of One Million Dollars ($1,000,000.00) in excess of that amount.

           2.5.  Use of Proceeds.

           2.5A. Revolving Loans and Letters of Credit. The proceeds of the Revolving Loans shall be used by the Borrower for its working capital and other general corporate purposes, including but not limited to, at the option of Borrower, Permitted Acquisitions and repayments and prepayments of the Senior Notes. The Letters of Credit shall be used for general corporate purposes, including, without limitation, to secure the Borrower's legal obligations under bonds, permits, licenses and contracts to which the Borrower is a party or otherwise subject.

           2.5B. Margin Regulations. No portion of the proceeds of any Revolving Loans shall be used by the Borrower in any manner which might cause the making of the Revolving Loans or the application of the proceeds thereof to violate Regulation G, Regulation U, Regulation T, or Regulation X of the Board of Governors of the Federal Reserve System or any other regulation of such Board or to violate the Securities and Exchange Act of 1934, in each case as in effect on the date or dates of the making of any such Revolving Loan and such use of the proceeds thereof. If requested by any Bank, the Borrower shall execute and deliver to such Bank a completed Federal Reserve Form U-1.

           2.6. Special Provisions Governing LIBOR Rate Loans. Notwithstanding any other provision of this Loan Agreement to the contrary, the following provisions shall govern with respect to LIBOR Rate Loans as to the matters covered:

           2.6A. Determination of Applicable Interest Rate. As soon as practicable after 10:00 A.M. Louisville, Kentucky time on each Interest Rate Determination Date, the Agent shall furnish to the Borrower a best efforts quote of the Adjusted LIBOR Rate to apply to the particular LIBOR Rate Loan. The Agent will in addition confirm to the Borrower and each Bank in writing the actual Adjusted LIBOR Rate on the Funding Date of the particular LIBOR Rate Loan, and the determination of each Adjusted LIBOR Rate by the Agent, provided that the Agent shall have determined the Adjusted LIBOR Rate in good faith, shall be final, conclusive and binding upon all parties in the absence of manifest or demonstrable error and shall apply to the particular LIBOR Rate Loan for the applicable Interest Period.

           2.6B. Inability to Determine Applicable Interest Rate. In the event that the Agent shall have determined in good faith (which determination shall be final and conclusive and binding upon all parties hereto), on any Interest Rate Determination Date or Funding Date with respect to any LIBOR Rate Loans, that by reason of circumstances occurring after the date of this Loan Agreement affecting the London interbank market, adequate and fair means do not exist for ascertaining the interest rate applicable to such LIBOR Rate Loans on the basis provided for in the definition of Adjusted LIBOR Rate, the Agent shall on such date give notice (by telecopy or by telephone confirmed in writing) to the Borrower and each Bank of such determination, whereupon (i) no Revolving Loans may be made as, or converted to, LIBOR Rate Loans until such time as the Agent notifies the Borrower and the Banks that the circumstances giving rise to such notice no longer exist; (ii) any Notice of Conversion/Continuation given by the Borrower with respect to the Revolving Loans in respect of which such determination was made shall be deemed to be rescinded by the Borrower, and
(iii) any Request For Revolving Loan given by the Borrower with respect to the Revolving Loans in respect of which such determination was made shall be deemed to be a request to make Base Rate Loans.

           2.6C. Illegality or Impracticability of LIBOR Rate Loans.In the event that on any date any Bank shall have determined in good faith (which determination shall be final and conclusive and binding upon all parties hereto but shall be made only after consultation with the Borrower and the Agent) that the making, maintaining or continuation of its LIBOR Rate Loans (i) has become unlawful as a result of compliance by such Bank in good faith with any law, treaty, governmental rule, regulation, guideline or order (or would conflict with any such treaty, governmental rule, regulation, guideline or order not having the force of law even though the failure to comply therewith would not be unlawful) or (ii) has become impracticable, or would cause such Bank material hardship, as a result of contingencies occurring after the date of this Loan Agreement which materially and adversely affect the London interbank market or the position of such Bank in that market, then, and in any such event, such Bank shall be an "Affected Bank" and it shall as soon as practicable but in no event later than the next Business Day give notice (by telecopy or by telephone confirmed in writing) to the Borrower and the Agent of such determination (which notice the Agent shall promptly transmit to each other Bank). Thereafter, (a) the obligation of the Affected Bank to make Revolving Loans as, or to convert Revolving Loans to, LIBOR Rate Loans shall be suspended until such notice shall be withdrawn by the Affected Bank, (b) to the extent such determination by the Affected Bank relates to a LIBOR Rate Loan then being requested by the Borrower pursuant to a Request For Revolving Loan or a Notice of Conversion/Continuation, the Affected Bank shall make such LIBOR Rate Loan as (or convert such LIBOR Rate Loan to, as the case may be) a Base Rate Loan, and (c) the Affected Bank's obligation to maintain its outstanding LIBOR Rate Loans, as the case may be (the "Affected Loans"), shall be terminated at the earlier to occur of the expiration of the Interest Period then in effect with respect to the Affected Loans or when required by law, and the Affected Loans shall automatically convert into Base Rate Loans on the date of such termination. Notwithstanding the foregoing, to the extent a determination by an Affected Bank as described above relates to a LIBOR Rate Loan then being requested by the Borrower pursuant to a Request For Revolving Loan or a Notice of Conversion/Continuation, the Borrower shall have the option to rescind such Request For Revolving Loan or Notice of Conversion/Continuation as to all the Banks by giving notice (by telecopy or by telephone confirmed in writing) to the Agent of such rescission on the date on which the Affected Bank gives notice of its determination as described above (which notice of rescission the Agent shall promptly transmit to each other Bank). Except as provided in the immediately preceding sentence, nothing in this Section 2.6C shall affect the obligation of any Bank other than an Affected Bank to make or maintain Revolving Loans as, or to convert Revolving Loans to, LIBOR Rate Loans in accordance with the terms of this Loan Agreement.

           2.6D. Compensation For Breakage or Non-Commencement of Interest Periods. The Borrower shall compensate each Bank, within fifteen (15) days after written request by that Bank (which request shall set forth the basis for requesting such amounts), for all reasonable losses, expenses and liabilities (including, without limitation, any interest paid by that Bank to lenders of funds borrowed by it to make or carry its LIBOR Rate Loans and any reasonable loss, expense or liability sustained by that Bank in connection with the liquidation or re-employment of such funds) which that Bank may sustain: (i) if for any reason (other than a default by that Bank or the conversion of such Bank's Request For Revolving Loan from a request to make LIBOR Rate Loans into a request to make Base Rate Loans pursuant to Section 2.6B or 2.6C hereof) a borrowing of any LIBOR Rate Loan does not occur on a date specified therefor in a Request For Revolving Loan or a telephonic request for borrowing, or a conversion to or continuation of any LIBOR Rate Loan does not occur on a date specified therefor in a Notice of Conversion/Continuation or a telephonic request for conversion or continuation, (ii) if any prepayment or conversion of any of its LIBOR Rate Loans occurs on a date that is not the last day of an Interest Period applicable to that LIBOR Rate Loan, even if the Borrower gave written notice of the intended prepayment to the Agent in accordance with the provisions of Section 2.1A hereof, (iii) if any prepayment of any of its LIBOR Rate Loans is not made on any date specified in a notice of prepayment given by the Borrower, or (iv) as a consequence of any other default by the Borrower to repay its LIBOR Rate Loans when required by the terms of this Loan Agreement. Each Bank seeking compensation from the Borrower pursuant to this Section 2.6D shall deliver to the Borrower a certificate setting forth the calculation of the compensation claimed to be due to such Bank within thirty (30) days after the occurrence of the event giving rise to such claim for compensation, which calculations shall be binding upon the Borrower in the absence of manifest or demonstrable error

           2.6E. Booking of LIBOR Rate Loans. Any Bank may make, carry or transfer LIBOR Rate Loans at, to, or for the account of any of its branch offices or the office of an Affiliate of that Bank; provided however that if any transfer of LIBOR Rate Loans from the office where such LIBOR Rate Loans originated shall materially and unreasonably increase the cost to the Borrower of such LIBOR Rate Loans, such transfer may occur only if required (x) by the introduction of or any change (including, without limitation, any change by way of imposition or increase of reserve requirements) in or in the interpretation of any law or regulation, or (y) to comply with any guideline or request from any central bank or other governmental authority or quasi-governmental authority exercising control over banks or financial institutions generally (whether or not such guideline or request shall have the force of law).

           2.6F. LIBOR Rate Loans After Default. After the occurrence and during the continuation of an Event of Default, (i) the Borrower may not elect to have a Revolving Loan be made or maintained as, or converted to, a LIBOR Rate Loan after the expiration of any Interest Period then in effect for that Revolving Loan, (ii) subject to the provisions of Section 2.6D hereof, any Request For Revolving Loan or Notice of Conversion/Continuation given by the Borrower with respect to a requested borrowing or conversion/continuation that has not yet occurred shall be deemed to be rescinded by the Borrower, and (iii) all LIBOR Rate Loans and Base Rate Loans shall thereupon bear interest at the Default Rate until the Event of Default is cured or the Revolving Loans are paid in full to the Banks and the Revolving Loan Commitments have expired or have been terminated by the Borrower or the Banks.

           2.7.  Letters of Credit.

           2.7A. Letters of Credit. Subject to the terms and conditions of this Loan Agreement and in reliance upon the representations and warranties of the Borrower set forth herein, the Borrower may request, in accordance with the provisions of this Section 2.7A, that on and after the Closing Date, PNC issue Letters of Credit for the account of the Borrower denominated in Dollars. Issuances of Letters of Credit shall be subject to the following limitations:

                (i) The Borrower may not request that PNC issue any Letter of Credit if, after giving effect to such issuance, (y) the total Letter of Credit Usage would exceed Ten Million Dollars ($10,000,000), or
           (z) the Total Utilization of Revolving Loan Commitments would exceed the Revolving Loan Commitments as the amount available under such Revolving Loan Commitments may be limited from time to time pursuant to the second paragraph of Section 2.1A hereof or shall be reduced from time to time pursuant to Section 2.4C hereof.

                (ii) In no event shall PNC issue, reissue, amend or permit the extension of: (y) any Letter of Credit having an expiration date later than the Revolving Loan Commitment Termination Date in effect at the time of issuance, reissuance, amendment or extension (automatic or otherwise) thereof; or (z) subject to the foregoing clause (y), any Letter of Credit having an expiration date more than one year after its date of issuance; provided that subject to the foregoing clause (y), this clause (z) shall not prevent PNC from agreeing that a Letter of Credit will automatically be extended annually for one or more periods each not to exceed one year if PNC does not cancel such extension, subject to the Banks extending the Revolving Loan Commitment Termination Date.

           It shall be a condition precedent to the issuance of any Letter of Credit in accordance with the provisions of this Section 2.7 that each condition set forth in Sections 3.2 and 3.3 of this Loan Agreement shall have been satisfied.

           Immediately upon the issuance of each Letter of Credit, each Bank shall be deemed to, and hereby agrees to, have irrevocably purchased from PNC a participation in such Letter of Credit and drawings thereunder in an amount equal to such Bank's Pro Rata Share of the maximum amount which is or at any time may become available to be drawn thereunder.

           Each Letter of Credit shall provide that it shall be subject to the Uniform Customs and Practice of Documentary Credits (1993 Revision), International Chamber of Commerce Brochure No. 500, or any successor thereto. Each Letter of Credit may provide that PNC may (but shall not be required to) pay the beneficiary thereof upon the occurrence of an Event of Default and the acceleration of the maturity of the Revolving Loans or, if payment is not then due to the beneficiary, provide for the deposit of funds in an account to secure payment to the beneficiary and that any funds so deposited shall be paid to the beneficiary of the Letter of Credit if conditions to such payment are satisfied or returned to PNC for distribution to the Banks (or, if all Obligations shall have been indefeasibly paid in full, to the Borrower) if no payment to the beneficiary has been made and thirty (30) days after the final date available for drawings under the Letter of Credit has passed. Each payment or deposit of funds by PNC as provided in this paragraph shall be treated for all purposes of this Loan Agreement as a drawing duly honored by PNC under the related Letter of Credit.

           2.7B. Notice of Issuance. Whenever the Borrower desires the issuance of a Letter of Credit, the Borrower shall deliver to PNC an Application and Agreement for Letter of Credit in the form of Exhibit C annexed hereto no later than 10:00 A.M. (Louisville, Kentucky time) at least ten (10) Business Days, or in each case such shorter period as may be agreed to by PNC in any particular instance, in advance of the proposed date of issuance. The Application and Agreement for Letter of Credit shall specify (i) the proposed date of issuance (which shall be a Business Day under the laws of the Commonwealth of Kentucky),
(ii) the face amount of the Letter of Credit, (iii) the expiration date of the Letter of Credit, (iv) the name and address of the beneficiary, and (v) a summary of the purpose and contemplated terms of such Letter of Credit. Prior to the date of issuance of any Letter of Credit, the Borrower shall specify a precise description of the documents and the proposed text of any certificate to be presented by the beneficiary under such Letter of Credit which, if presented by the beneficiary prior to the expiration date of the Letter of Credit, would require PNC to make payment under the Letter of Credit; provided that PNC, in its sole reasonable judgment, may require changes in any such documents and certificates; provided further that no Letter of Credit shall require payment against a conforming draft to be made thereunder on the same Business Day (under the laws of the Commonwealth of Kentucky) that such draft is presented if such presentation is made after

11:00 A.M. (Louisville, Kentucky time) on such Business Day. In determining whether to pay under any Letter of Credit, PNC shall be responsible only to determine that the documents and certificates required to be delivered under that Letter of Credit have been delivered and that they comply on their face with the requirements of that Letter of Credit; provided, further, nothing contained in this Section 2.7B shall be deemed to prejudice the right of the Borrower to recover from PNC in respect of any amounts paid by PNC under any Letter of Credit in the event that it is determined by a court of competent jurisdiction that the payment with respect to such Letter of Credit by PNC constituted gross negligence or willful misconduct on the part of PNC.

           2.7C. Delivery of Copies of Letters of Credit and Letter of Credit Amendments. PNC shall, promptly after the issuance of each Letter of Credit, or any amendment or cancellation thereto, furnish each other Bank with a copy of such Letter of Credit or of such amendment or cancellation, as the case may be, together with, in the case of the issuance of any Letter of Credit, the amount of their risk participation therein, which shall be each Bank's Pro Rata Share of the stated amount of such Letter of Credit.

           2.7D. Payment of Amounts Drawn Under Letters of Credit. In the event of any drawing under any Letter of Credit by the beneficiary thereof, PNC shall promptly notify the Borrower of such drawing, and the Borrower shall reimburse PNC on the date on which such drawing is honored in an amount in same day funds equal to the amount of such drawing. The Borrower shall have the right to obtain a Revolving Loan (subject to the limitations set forth in Section 2.1A hereof) in an amount sufficient to repay in full any such drawing honored by PNC under a Letter of Credit.

           2.7E. Payment by Banks with Respect to Letters of Credit.In the event that the Borrower shall fail to reimburse PNC as provided in Section 2.7D hereof in an amount equal to the amount of any drawing honored by PNC under a Letter of Credit issued by PNC, PNC shall promptly notify each Bank of the unreimbursed amount of such drawing and of such Bank's respective participation therein, which participation shall be equal to such Bank's Pro Rata Share of the unreimbursed amount of such drawing. Each Bank shall make available to PNC an amount equal to its respective participation in same day funds, at the offices of PNC located at 500 West Jefferson Street, Louisville, Kentucky, not later than 1:00 P.M. (Louisville, Kentucky time) on the Business Day (under the laws of the Commonwealth of Kentucky) after the date notified by PNC, and each such amount so made available by each Bank will be deemed a Revolving Loan made by such Bank to the Borrower under this Loan Agreement as of the date such amount is so made available to PNC. In the event that any Bank fails to make available to PNC the amount of such Bank's participation in such Letter of Credit as provided in this Section 2.7E, PNC shall be entitled to recover such amount on demand from such Bank together with interest at the customary rate set by PNC for the correction of errors among banks for three Business Days and thereafter at the Federal Funds Rate. Nothing in this Section 2.7 shall be deemed to prejudice the right of any Bank to recover from PNC any amounts made available by such Bank to PNC pursuant to this Section 2.7E in the event that it is determined by a court of competent jurisdiction that the payment made by PNC with respect to a Letter of Credit in respect of which reimbursement was made by such Bank constituted gross negligence or willful misconduct on the part of PNC. PNC shall distribute to each other Bank which has paid all amounts payable by it under this Section 2.7E with respect to any Letter of Credit issued by PNC such other Banks Pro Rata Share of all payments received by PNC from the Borrower in reimbursement of drawings honored by PNC under such Letter of Credit, as the case may be, when such payments are received. Notwithstanding anything to the contrary herein, each Bank which has paid all amounts payable by it under this Section 2.7E shall have a direct right to reimbursement of such amounts from the Borrower, subject to the procedures for reimbursing Banks set forth in this Section 2.7.

           2.7F. Compensation. The Borrower agrees to pay, without duplication, the following amounts to PNC with respect to each such Letter of Credit issued by PNC for the account of the Borrower:

                (i) With respect to each Letter of Credit a letter of credit issuance fee payable to PNC equal to 1/8th of 1% per annum of the maximum amount available from time to time to be drawn under such Letter of Credit, calculated on the basis of a 360-day year and the actual number of days elapsed and payable in immediately available funds quarterly in advance to PNC until the expiration of such Letter of Credit;

                (ii) With respect to each Letter of Credit a letter of credit fee (the "Letter of Credit Fee") payable to PNC for the account of the Banks (and to be shared by the Banks as provided in Section 2.7E hereof) equal to the per annum Applicable Letter of Credit Fee multiplied by the maximum amount available from the time to time to be drawn under such Letter of Credit, calculated on the basis of a 360-day year and the actual number of days elapsed and payable in immediately available funds quarterly in arrears on the first Business Day immediately succeeding the last day of each Fiscal Quarter and upon expiration of such Letter of Credit; provided, however, upon the occurrence and during the continuation of any Event of Default, the Letter of Credit Fee shall equal two percent (2%)per annum plus the Applicable Letter of Credit Fee in effect on the date of the occurrence of such Event of Default;

           On each Date of Determination, commencing with the first such date to occur after December 31, 1998, the Applicable Letter of Credit Fee in effect for the Pricing Period commencing on such Date of Determination and continuing for the term of the Pricing Period that begins on such Date of Determination shall be the Applicable Letter of Credit Fee corresponding to the Pricing Level in effect for such Pricing Period, as follows:

                                           Applicable
           Pricing Level               Letter of Credit Fee

           Pricing Level I                     .575%
           Pricing Level II                    .625%
           Pricing Level III                   .675%
           Pricing Level IV                    .725%
           Pricing Level V                     .825%

                (iii) With respect to drawings made under any Letter of Credit, interest, payable in immediately available funds to PNC on demand, on the amount paid by PNC in respect of each drawing from the date of the drawing through the date such amount is reimbursed by the Borrower at a variable rate equal to the Base Rate then in effect for Base Rate Loans made or available to be made to the Borrower;

                (iv) With respect to the issuance, amendment or transfer of each Letter of Credit and each drawing made thereunder, documentary and processing charges payable to PNC in accordance with PNC's standard schedule for such charges in effect at the time of such issuance, amendment, transfer or drawing, as the case may be; and

                (v) Promptly upon receipt by PNC of the amount described in subsections (ii) and (iii) of this Section 2.7F, PNC shall distribute to each Bank its pro rata share of such amount.

           2.7G. Obligations Absolute. Subject to the right of the Borrower and the Banks to seek damages in the event that a court of competent jurisdiction determines that PNC acted in bad faith and/or committed gross negligence or willful misconduct in honoring any draft presented under any Letter of Credit issued by PNC, the obligation of the Borrower to reimburse PNC for drawings made under such Letter of Credit and the obligation of the Banks under Section 2.7E hereof to reimburse PNC in accordance with their Pro Rata Shares for drawings made under such Letter of Credit shall be unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Loan Agreement under all circumstances including, without limitation, the following circumstances:

      (i) any lack of validity or enforceability of such Letter of Credit;

      (ii) the existence of any claim, set-off, defense or other right which the Borrower may have at any time against a beneficiary or any transferee of such Letter of Credit (or any Persons for whom any such transferee may be acting), the Agent, any Bank or any other Person, whether in connection with this Loan Agreement, the transactions contemplated herein or any unrelated transaction (including any underlying transaction between the Borrower and the beneficiary for which such Letter of Credit was procured);

      (iii) any draft, demand, certificate or any other document presented under such Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

      (iv) payment by PNC under such Letter of Credit against presentation of a demand, draft or certificate or other document which does not comply with the terms of such Letter of Credit;

      (v) any other circumstance or happening whatsoever, which is similar to any of the foregoing; or

      (vi) the fact that an Event of Default or a Potential Event of Default under this Loan Agreement shall have occurred and be continuing.

           As between the Borrower and PNC, the Borrower assumes all risks of the acts and omissions of, or misuse of the Letters of Credit issued by PNC for the account of the Borrower by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, PNC shall not be responsible: (i) for the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for and issuance of such Letters of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii) for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any such letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) for failure of the beneficiary of any such Letter of Credit to comply fully with conditions required in order to draw upon such Letter of Credit; (iv) for errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher; (v) for errors in interpretation of technical terms; (vi) for any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any such Letter of Credit or of the proceeds thereof;
(vii) for the misapplication by the beneficiary of any such Letter of Credit of the proceeds of any drawing under such Letter of Credit; and (viii) for any consequences arising from causes beyond the control of PNC, including, without limitation, any act or omission, whether rightful or wrongful, of any present or future government agency or authority. None of the above shall affect, impair, or prevent the vesting of any of PNC's rights or powers hereunder; provided however, that PNC shall be responsible for any payment PNC makes under any Letter of Credit against presentation of a demand, draft or certificate or other document which does not comply with the terms of such Letter of Credit in the event such payment constitutes bad faith, gross negligence or willful misconduct of PNC as determined by a court of competent jurisdiction.

           In furtherance and extension and not in limitation of the specific provisions herein above set forth, any action taken or omitted by PNC under or in connection with the Letters of Credit issued by it or the related certificates, if taken or omitted in good faith and without bad faith, gross negligence or willful misconduct, shall not put PNC under any resulting liability to the Borrower or the Banks.

           Notwithstanding anything to the contrary contained in this Section 2.7, the Borrower shall have no obligation to indemnify PNC in respect of any liability incurred by PNC arising out of the bad faith, gross negligence or willful misconduct of PNC, as determined by a court of competent jurisdiction, or out of the wrongful dishonor by PNC of proper demand for payment made under the Letters of Credit issued by it.

           2.7H. Computation of  Interest.  Interest  payable  pursuant  to this
Section 2.7 shall be computed on the basis of a 360-day year and the actual number of days elapsed in the period during which it accrues.

           2.7I. Amendments. The Borrower may request that PNC enter into one or more amendments of any Letter of Credit issued by PNC for the account of the Borrower by delivering to PNC an Application and Agreement For Letter of Credit specifying (i) the proposed date of the amendment, and (ii) the requested amendment. PNC shall be entitled to enter into amendments with respect to the Letters of Credit issued by it; provided however that any such amendment extending the expiry date, changing the letter of Credit Fee Percentage, or increasing the stated amount of any Letter of Credit shall only be permitted if PNC would be permitted to issue a new Letter of Credit having such an expiry date, different Letter of Credit Fee Percentage, or stated amount under this
Section 2.7 on the date of the amendment.

           2.8.  Increased Costs; Taxes; Capital Adequacy.

           2.8A. Compensation for Increased Costs and Taxes. In the event that any Bank shall determine in good faith (which determination shall, absent manifest or demonstrable error, be final and conclusive and binding upon all parties hereto) that any law, treaty or governmental rule, regulation or order, or any change therein or in the interpretation, administration or application thereof (including the introduction of any new law, treaty or governmental rule, regulation or order), or any determination of a court or governmental authority, in each case that becomes effective after the date hereof, or compliance by such Bank with any guideline, request or directive issued or made after the date hereof by any central bank or other governmental or quasi-governmental authority, and which has the force of law and first becomes effective after the Closing Date:

      (i) subjects such Bank (or its applicable lending office) to any additional Covered Tax with respect to this Loan Agreement or any of the Revolving Loans or any of its obligations hereunder, or changes the basis of taxation of payments to such Bank (or its applicable lending office) of principal, interest, fees or any other amount payable hereunder (but not changes in Excluded Taxes);

      (ii) imposes, modifies or holds applicable any additional reserve (including without limitation any marginal, emergency, supplemental, special or other reserve), special deposit, compulsory loan, FDIC insurance or similar requirement against assets held by, or deposits or other liabilities in or for the account of, or advances or loans by, or other credit extended by, or any other acquisition of funds by, the Bank (or its applicable lending office) (other than any such reserve or other requirements with respect to LIBOR Rate Loans that are reflected in the definition of Adjusted LIBOR Rate, as the case may be); or

      (iii) imposes any other condition on or affecting such Bank (or its applicable lending office) or its obligations hereunder or the London interbank market, other than with respect to Taxes; and the result of any of the foregoing is to increase the cost to such Bank of agreeing to make, making or maintaining Revolving Loans hereunder or to reduce any amount received or receivable by such Bank (or its applicable lending office) with respect thereto, then, in any such case, the Borrower shall promptly pay to such Bank, upon demand, such additional amount or amounts (in the form of an increased rate of, or a different method of calculating, interest as such Bank in its reasonable discretion shall determine) as may be necessary to compensate such Bank on an after-tax basis for any such increased cost or reduction in amounts received or receivable hereunder;
provided that any increased cost arising as a result of any of the foregoing other than in respect of Taxes shall apply only to LIBOR Rate loans; provided further, such Bank shall have the right to seek such additional compensation from the Borrower only if such Bank has given the Borrower not less than ninety
(90) days prior written notice of such Bank's intent to seek such additional compensation from the Borrower and only if such Bank is generally seeking to recover the additional costs of the type referred to in this Section 2.8A from its other borrowers similarly situated; provided even further, each Bank that seeks additional compensation from the Borrower pursuant to this Section 2.8A shall be an Affected Bank and such Bank shall be entitled to such additional compensation from the Borrower only if the Borrower has not replaced such Bank pursuant to Section 10 hereof within the ninety (90) day notice period provided above. Such Bank shall deliver to the Borrower a written statement, setting forth in reasonable detail the basis for calculating the additional amounts owed to such Bank under this Section 2.8A, which statement shall be conclusive and binding upon all parties hereto absent manifest or demonstrable error.

           2.8B. Withholding of Taxes.

      (i) Payments to Be Free and Clear. All sums payable by the Borrower under this Loan Agreement and the other Loan Instruments to or for the benefit of any Bank or the Agent or any Person who acquires any interest in the Revolving Loans pursuant to the provisions hereof shall be paid free and clear of and (except to the extent required by law) without any deduction or withholding on account of any Covered Tax imposed, levied, collected, withheld or assessed by or within the United States of America or any political subdivision in or of the United States of America or any other jurisdiction from or to which a payment is made by or on behalf of the Borrower or by any federation or organization of which the United States of America or any such jurisdiction is a member at the time of payment.

      (ii) Grossing-up of Payments. If the Borrower or any other Person is required by law to make any deduction or withholding on account of any Covered Tax from any sum paid or payable by the Borrower to the Agent or any Bank under any of the Loan Instruments;

      (1) The Borrower shall notify the Agent of any such requirement or any change in any such requirement as soon as the Borrower becomes aware of it;

      (2) The Borrower shall pay any such Tax before the date on which penalties attach thereto, such payment to be made (if the liability to pay is imposed on the Borrower) for its own account or (if that liability is imposed on the Agent or such Bank, as the case may be) on behalf of and in the name of the Agent or such Bank;

      (3) The sum payable by the Borrower in respect of which the relevant deduction, withholding or payment is required shall be increased to the extent necessary to ensure that, after the making of that deduction, withholding or payment, the Agent or such Bank, as the case may be, receives on the due date and retains (free from any liability in respect of any such deduction, withholding or payment) a net sum equal to what it would have received and so retained had no such deduction, withholding or payment in respect of Covered Taxes been required or made; and

      (4) Within thirty (30) days after paying any sum from which it is required by law to make any deduction or withholding, and within thirty (30) days after the due date of payment of any Tax which it is required to pay by clause (b) above, the Borrower shall deliver to the Agent evidence satisfactory to the other affected parties of such deduction, withholding or payment and of the remittance thereof to the relevant taxing or other authority;

provided that no such additional amount shall be required to be paid to any Bank under clause (3) above except to the extent that any change after the date hereof in any such requirement for a deduction, withholding or payment as is mentioned therein shall result in an increase in the rate of such deduction, withholding or payment from that in effect at the date of this Loan Agreement in respect of payments to such Bank; provided, further, such Bank shall have the right to seek such additional amounts under this Section 2.8B from the Borrower only if such Bank has given the Borrower not less than ninety (90) days prior written notice of such Bank's intent to seek such additional amounts from the Borrower and only if such Bank is generally seeking to recover the additional amounts of the type referred to in this Section 2.8B from its other borrowers similarly situated; provided even further, each Bank that seeks additional amounts from the Borrower-pursuant to this Section 2.8B shall be an Affected Bank and such Bank shall be entitled to such additional amounts from the Borrower only if the Borrower has not replaced such Bank pursuant to Section 10 hereof within the ninety (90) day notice period provided above.

      (iii) Tax Refund. If the Borrower determines in good faith that a reasonable basis exists for contesting a Covered Tax, the relevant Bank or Tax Transferee or the Agent, as applicable, shall cooperate with the Borrower in challenging such Tax at the Borrower's expense if requested by the Borrower (it being understood and agreed that neither the Agent nor any Bank shall have any obligation to contest, or any responsibility for contesting, any Tax). If any Tax Transferee, any Bank or the Agent, as applicable, receives a refund (whether by way of a direct payment or by offset of any Covered Tax for which a payment has been made pursuant to this
Section 2.8) the amount of such refund (together with any interest received thereon) shall be paid to the Borrower to the extent payment has been made in full pursuant to this Section 2.8.

      (iv) U.S. Tax Certificates. Each Bank that is organized under the laws of any jurisdiction other than the United States or any state or other political subdivision thereof shall deliver to the Agent for transmission to the Borrower, on or prior to the Closing Date (in the case of each Bank listed on the signature pages hereof) or on the date (and as a condition to effectiveness) of the Assignment Agreement pursuant to which it becomes a Bank (in the case of each other Bank), and at such other times as may be necessary in the determination of the Borrower or the Agent (each in the reasonable exercise of its discretion), such certificates, documents or other evidence, properly completed and duly executed by such Bank (including, without limitation, Internal Revenue Service Form 1001 or Form 4224 or any other certificate or statement of exemption required by Treasury Regulations Section 1.1441-4(a) or
Section 1.1441-6(c) or any successor thereto) to establish that such Bank is not subject to deduction or withholding of United States federal income tax under
Section 1441 or 1442 of the Internal Revenue Code or otherwise (or under any comparable provisions of any successor statute) with respect to any payments to such Bank of principal, interest, fees or other amounts payable under any of the Loan Instruments. The Borrower shall be required to pay any additional amount to any such Bank under clause (3) of Section 2.8B(ii) hereof if such Bank shall have failed to satisfy the requirements of the immediately preceding sentence; provided that if such Bank shall have satisfied such requirements on the Closing Date (in the case of each Bank listed on the signature pages hereof) or on the date of the Assignment Agreement pursuant to which it became a Bank (in the case of each other Bank), nothing in this Section 2.8B(iv) shall relieve the Borrower of its obligation to pay any additional amounts pursuant to clause (3) of
Section  2.8B(ii)  hereof  in the  event  that,  as a result  of any  change  in applicable law, such Bank is no longer properly entitled to deliver certificates, documents or other evidence at a subsequent date establishing the fact that such Bank is not subject to withholding as described in the immediately preceding sentence.

           2.8C. Capital Adequacy Adjustment. If any Bank shall have determined in good faith that the adoption, effectiveness, phase-in or applicability of any law, rule or regulation (or any provision thereof) regarding capital adequacy, or any change therein or in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its applicable lending office) with any guideline, request or directive regarding capital adequacy of any such governmental authority, central bank or comparable agency, and which has the force of law and first becomes effective after the Closing Date, has or will have the effect of reducing the rate of return on the capital of such Bank or any corporation controlling such Bank as a consequence of, or with reference to, such Bank's Revolving Loans or Revolving Loan

Commitment or other Obligations hereunder to a level below that which such Bank or such controlling corporation would have achieved but for such adoption, effectiveness, phase-in, applicability, change or compliance (taking into consideration the policies of such Bank or such controlling corporation with regard to capital adequacy), then from time to time, within ten (10) Business Days after demand by such Bank (with a copy of such demand to the Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank or such controlling corporation on an after-tax basis for such reduction as and when incurred; provided, such Bank shall have the right to seek such additional compensation from the Borrower only if such Bank has given the Borrower not less than ninety (90) days prior written notice of such Bank's intent to seek such additional compensation from the Borrower and only if such Bank is generally seeking to recover such additional compensation of the type contemplated in this Section 2.8C from its other borrowers similarly situated provided further, each Bank that seeks additional compensation from the Borrower pursuant to this Section 2.8C shall be an Affected Bank and such Bank shall be entitled to such additional compensation from the Borrower only if the Borrower has not replaced such Bank pursuant to Section 10 hereof within the ninety (90) day notice period provided above. Each Bank, upon determining in good faith that any additional amounts will be payable pursuant to this Section 2.8C, will give prompt written notice thereof to the Borrower, which notice shall set forth the basis of the calculation of such additional amounts, although the failure to give any such notice shall not release or diminish any of the Borrower's obligations to pay additional amounts under this Section 2.8C.

           2.9. Banks' Obligation to Mitigate. Each Bank agrees that, as promptly as practicable after the officer of such Bank responsible for administering the Revolving Loans under this Loan Agreement becomes aware of the occurrence of an event or the existence of a condition that would cause such Bank to become an Affected Bank or that would entitle such Bank to receive payments under Section 2.6 or 2.8 hereof, it will, to the extent not inconsistent with such Bank's internal policies, use reasonable efforts (i) to make, fund or maintain the Revolving Loan Commitment of such Bank or the Affected Loans of such Bank through another lending office of such Bank, or (ii) take such other reasonable measures if as a result thereof the circumstances which would cause such Bank to be an Affected Bank would cease to exist or the additional amounts which would otherwise be required to be paid to such Bank pursuant to Section 2.6 or 2.8 hereof would be materially reduced and if, as determined by such Bank in its sole discretion, the making, funding or maintaining of such Revolving Loan Commitment or Revolving Loans through such other lending office or in accordance with such other measures, as the case may be, would not otherwise materially adversely affect such Revolving Loan Commitments or Revolving Loans or the interests of such Bank; provided that such Bank will not be obligated to utilize such other lending office pursuant to this
Section 2.9 unless the Borrower agree to pay all expenses incurred by such Bank in utilizing such other lending office. A certificate as to the amount of any such expenses payable by the Borrower pursuant to this Section 2.9 (setting forth in reasonable detail the basis for requesting such amount) submitted by such Bank to the Borrower shall be conclusive absent manifest or demonstrable error.

           2.10.  Records.
           2.10A. The Agent shall record the names and addresses of the Banks and the Revolving Loan Commitments and the Revolving Loans (or participations therein) of each Bank from time to time in the electronic records of the Agent. The Borrower, the Agent and the Banks may treat each Person whose name is so recorded in the electronic records of the Agent as a Bank hereunder for all purposes of this Loan Agreement. Printouts of the Agent's electronic records shall be available for inspection by the Borrower or any Bank at any reasonable time and from time to time upon reasonable prior notice to the Agent.

           2.10B. The Agent shall record the Revolving Loan Commitment and the Revolving Loans from time to time of each Bank made to the Borrower and each repayment or prepayment in respect of the principal amount of the Revolving Loans of each Bank made to the Borrower in the Agent's electronic records. Any such recordation in accordance with the terms of this Loan Agreement shall be conclusive and binding on the Borrower absent manifest error; provided, that failure to make any such recordation, or any error in such recordation, shall not affect the Borrower's obligation to repay all Revolving Loans to the Banks in accordance with this Loan Agreement and the Revolving Notes.

           2.10C. Each Bank shall record on its internal records its Pro Rata Share of each Revolving Loan made by it to the Borrower and each payment in respect thereof. Any such recordation in accordance with the terms of this Loan Agreement shall be conclusive and binding on the Borrower absent manifest error; provided, that failure to make any such recordation, or any error in such recordation, shall not affect the Borrower's obligation to repay all Revolving Loans to the Banks in accordance with this Loan Agreement; provided further, that in the event of any inconsistency between the Agent's electronic records and any Bank's records, the Agent's electronic records shall govern in the absence of manifest or demonstrable error.

           2.11.  Swing Line Loans.

           2.11A. Swing  Line  Loan  Commitment.   Subject  to  the  terms  and
conditions of this Loan Agreement and in reliance upon the representations and warranties of the Borrower set forth herein, PNC hereby agrees, subject to the limitations set forth below with respect to the maximum amount of Swing Line Loans permitted to be outstanding from time to time, to make a portion of its Revolving Loan Commitment available to the Borrower from time to time during the period up to but not including the Revolving Loan Commitment Termination Date in an aggregate principal amount of up to Five Million Dollars ($5,000,000.00), by making Swing Line Loans to the Borrower, notwithstanding the fact that such Swing Line Loans, when aggregated with PNC's outstanding Revolving Loans, may exceed PNC's Revolving Loan Commitment. PNC's commitment to make Swing Line Loans to the Borrower pursuant to this Section 2.11 is herein called its "Swing Line Loan Commitment." In no event shall (a) the aggregate principal amount of Swing Line Loans outstanding at any time exceed the Swing Line Loan Commitment, or (b) the aggregate principal amount of Revolving Loans and Swing Line Loans outstanding at any time exceed the sum of the aggregate Revolving Loan Commitments reduced by the aggregate Letter of Credit Usage at such time. Any reduction of the Revolving

Loan Commitments made pursuant to Section 2.4 hereof which reduces the Revolving Loan Commitments below the then current amount of the Swing Line Loan Commitment shall result in an automatic corresponding reduction of the Swing Line Loan Commitment to the amount of the Revolving Loan Commitments as so reduced, without any further action on the part of PNC.

           PNC's Swing Line Loan Commitment shall constitute a 364-day facility and shall be renewable from time to time at the sole option of PNC upon not less than thirty (30) days' prior written notice to the Borrower; Provided, that all outstanding Swing Line Loans on the date of cancellation of the Swing Line Loan Commitment, if such date is earlier than the Revolving Loan Commitment Termination Date shall be paid in full to PNC with Revolving Loans made by the Banks in accordance with their respective Pro Rata Shares in the manner set forth in Section 2.1D herein; provided further, the Swing Line Loan Commitment shall expire on the Revolving Loan Commitment Termination Date and all Swing Line Loans shall be paid in full to PNC no later than such date.

           All Swing Line Loans shall bear interest on the unpaid principal amount thereof from the date made through maturity (whether by acceleration or otherwise) at a rate per annum equal to the Offered Rate, shall be payable monthly in arrears and shall not be entitled to be converted into LIBOR Rate Loans unless and until such Swing Line Loans are converted to Revolving Loans in accordance with Section 2.11C hereof. Swing Line Loans made on any Funding Date may be in any amount up to Five Million Dollars ($5,000,000.00), or, if less, the positive difference between Five Million Dollars ($5,000,000.00) and the aggregate principal amount of all Swing Line Loans then outstanding. All Swing Line Loans together with accrued interest thereon shall be evidenced by the Swing Line Note. All Swing Line Loans shall be paid in full to PNC on the Swing Line Loan Commitment Termination Date.

           2.11B. Request For Swing Line Loans. Whenever the Borrower desires to obtain a Swing Line Loan pursuant to Section 2.11A hereof, it shall deliver to PNC a Request For Swing Line Loan no later than 1:00 P.M. (Louisville, Kentucky time) on the proposed Funding Date. The Request For Swing Line Loan shall specify (i) the proposed Funding Date (which shall be a Business Day), and (ii) the amount of the proposed Swing Line Loan. In lieu of delivering the above-described Request For Swing Line Loan, the Borrower may give PNC telephonic notice by the required time of any proposed borrowing under this
Section 2.11B; provided that such notice shall be promptly confirmed in writing by delivery of a Request For Swing Line Loan to PNC prior to or promptly after the Funding Date of the requested Swing Line Loan.

           Neither the Agent nor any Bank shall incur any liability to the Borrower in acting upon any telephonic notice referred to above which PNC believes in good faith to have been given by a duly Authorized Officer or other Person authorized to borrow on behalf of the Borrower or for otherwise acting in good faith under this Section 2.11B and, upon funding of Swing Line Loans by PNC in accordance with this Loan Agreement pursuant to any telephonic notice, the Borrower shall have effected such Swing Line Loans hereunder.

           2.11C. Reimbursement to PNC for Swing Line Loans. PNC shall notify each Bank on Tuesday of each week of any Swing Line Loans that are outstanding, and, within one (1) Business Day after receipt of such notice, each Bank, including PNC, shall make a Revolving Loan (which shall initially be funded as a Base Rate Loan), in each case as directed by PNC, in an amount equal to such Bank's Pro Rata Share of the amount of the Swing Line Loans outstanding on the date notice is given to the Banks to fund their Pro Rata Shares of the Swing Line Loans; provided, however, the obligation of each Bank to make any such Revolving Loan is subject to the condition that (i) PNC believed in good faith that all conditions under Section 2.1C(f) hereof to the making of such Swing Line Loan were satisfied at the time such Swing Line Loan was made, or (ii) the satisfaction of any such condition not satisfied had been waived by the Requisite Banks prior to or at the time such Swing Line Loan was made. In the case of Revolving Loans made by Banks other than PNC under the immediately preceding sentence, each such Bank shall make the amount of its Revolving Loan available to the Agent, in same day funds, at the office of the Agent located at 500 West Jefferson Street, Louisville, Kentucky 40202, not later than 1:00 P.M. (Louisville, Kentucky time) on the required Business Day. The proceeds of such Revolving Loans shall be immediately delivered to PNC (and not to the Borrower) and applied to repay the outstanding Swing Line Loans. On the day such Revolving Loans are made, PNC's Pro Rata Share of the outstanding Swing Line Loans shall be deemed to be paid with the proceeds of a Revolving Loan made by PNC and such portion of the Swing Line Loans deemed to be so paid shall no longer be outstanding as Swing Line Loans, shall no longer be due under the Swing Line Note and shall be due under the Revolving Note issued by the Borrower to PNC. The Borrower authorizes the Agent to charge the Borrower's accounts with the Agent (up to the amount available in each such account) in order to immediately pay PNC the amount of such outstanding Swing Line Loans to the extent amounts received from the Banks, including amounts deemed to be received from PNC, are not sufficient to repay in full such outstanding Swing Line Loans. If any portion of any such amount paid (or deemed to be paid) to PNC should be recovered by or on behalf of the Borrower from PNC in bankruptcy, by assignment for the benefit of creditors or otherwise, the loss of the amount so recovered shall be ratably shared among all of the Banks that have made Revolving Loans pursuant to this Section 2.11C in the manner contemplated by Section 10 hereof. Subject to the proviso contained in the first sentence of this paragraph, each Bank's obligation to make the Revolving Loans referred to in this Section 2.11C shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation, (i) any setoff, counterclaim, recoupment, defense or other right which such Bank may have against PNC, the Borrower or anyone else for any reason whatsoever; (ii) the occurrence or continuance of an Event of Default or a Potential Event of Default; (iii) any adverse change in the condition (financial or otherwise) of the Borrower; (iv) the acceleration or maturity of any Revolving Loans or the termination of the Revolving Loan Commitments after the making of any Swing Line Loan; (v) any breach of this Loan Agreement by the Borrower or any other Bank; or (vi) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing. All Swing Line Loans outstanding on the Revolving Loan Commitment Termination Date shall be paid in full to PNC on such date.

      In the event that the Borrower has filed for protection under the Bankruptcy Code or any other bankruptcy laws, each Bank shall upon request by PNC acquire without recourse or warranty an undivided participation interest equal to such Bank's Pro Rata Share of any Swing Line Loan otherwise required to be repaid by such Bank pursuant to the preceding paragraph by paying to PNC on the date on which such Bank would otherwise have been required to make a Revolving Loan in respect of such Swing Line Loan pursuant to the preceding paragraph, in immediately available funds, an amount equal to such Bank's Pro Rata Share of such Swing Line Loan, and no Revolving Loans shall be made by such Bank pursuant to the preceding paragraph. If such amount is not in fact made available to PNC by that Bank on the date when Revolving Loans would otherwise be required to be made pursuant to the preceding paragraph, PNC shall be entitled to recover such amount on demand from that Bank together with interest accrued from such date at the customary rate set by PNC for the correction of errors among banks for three Business Days and thereafter at the Base Rate. From and after the date on which any Bank purchases an undivided participation interest in a Swing Line Loan pursuant to this paragraph, PNC shall promptly distribute to such Bank such Bank's Pro Rata Share of all payments of principal and interest in respect of such Swing Line Loan.

           A copy of each notice given by PNC to the Banks pursuant to the second preceding paragraph shall be promptly delivered by PNC to the Borrower. Upon the making of a Revolving Loan by a Bank pursuant to this Section 2.11C, the amount so funded shall become due under the Revolving Note issued by the Borrower to such Bank and shall no longer be owed under the Swing Line Note.

           Notwithstanding anything herein to the contrary, PNC shall not be obligated to make any Swing Line Loans if it has elected after the occurrence of a Potential Event of Default or Event of Default not to make Swing Line Loans and has notified the Borrower in writing or by telephone of such election. PNC shall promptly give notice to the Banks of such election not to make Swing Line Loans.


                                    SECTION 3
                              CONDITIONS PRECEDENT


      3.   Effective Date; Other Stipulations.

           3.1. Conditions to Effectiveness of Loan Agreement. This Loan Agreement shall be effective on that date (the "Effective Date") on which each of the following documents (collectively, the "Amendment Documents") has been executed by each of the parties to them and delivered to the Agent, on behalf of the Banks, and each other condition set forth below has been fulfilled to the satisfaction of the Agent:

                [i]   this Loan Agreement, duly executed by the Borrower; and

                [ii] Guaranty Agreements duly executed and delivered by ST Carolinas, ST Ohio, ST Wabash and Roberts; and

                [iii]Evidence of such consents, if any, from the Note Purchasers as may be required under the Note Purchase Agreement to execution and delivery of a Guaranty Agreement on or before the Effective Date by the Guarantors; and

                [iv] Certified Resolutions of the Board of Directors of the Borrower and each of the Guarantors, authorizing the execution and delivery by Borrower of this Loan Agreement and by Guarantors of their respective Guaranty Agreements; and

                [v] Certificates of existence for Borrower and each Guarantor, dated within thirty days of the Effective Date; and

                [vi] a copy of each promissory note evidencing Indebtedness that is owed on the Effective Date by any subsidiary of Borrower to Borrower; and

                [vii] supplemental written opinions of counsel to the Borrower and Guarantors, substantially in the form of Exhibit J hereto.

           If each of the Amendment Documents has not been fully executed and delivered to the Agent and each other condition set forth above not fulfilled to the satisfaction of Agent on or before December 31, 1998 this Loan Agreement shall be voidable at any time thereafter upon notice given by Borrower to the Banks or by notice given by the Agent, acting at the direction of the Requisite Banks, to the Borrower.

           3.1A. Upon the Effective Date, this Loan Agreement shall supersede and replace the Amended and Restated Loan Agreement dated March 26, 1997 a modified by the First 1997 Amendment, and the Second 1997 Amendment, and from and after the Effective Date each reference to the "Loan Agreement" or words of like import shall mean and be deemed a reference to this Loan Agreement.

           3.1B.Upon the Effective Date, Agent and Banks shall be deemed to have consented to the acquisition by Borrower or one of its Consolidated Subsidiaries of Roberts.

           3.2. Conditions to All Letters of Credit. [intentionally omitted].

           3.3. Conditions to All Revolving Loans and Letters of Credit. The obligation of the Banks to make Revolving Loans to the Borrower and the obligation of PNC to issue or extend the stated expiration date of each Letter of Credit is subject to the following further conditions precedent:

           3.3A. The Agent shall have received with respect to each Revolving Loan, in accordance with the provisions of Section 2.1C of this Loan Agreement, an originally executed Request For Revolving Loan, in each case signed by an Authorized Officer of the Borrower.

           3.3B. PNC shall have received with respect to each Letter of Credit, in accordance with the provisions of Section 2.7B of this Loan Agreement, an originally executed Application and Agreement For Letter of Credit relating to such Letter of Credit, in each case signed by an Authorized Officer of the Borrower.

           3.3C. As of the Funding Date of the Revolving Loan or the date of issuance or extension of the stated expiration date of the Letter of Credit:

      (i) The representations and warranties contained herein, as originally stated or as updated in writing from time to time by the Borrower, shall be true and correct in all material respects on and as of that date to the same extent as though made on and as of that date;

      (ii) No event shall have occurred and be continuing or would result from the funding of the Revolving Loan or the issuance or extension of the stated expiration date of such Letter of Credit which would constitute an Event of Default;

      (iii) No order, judgment or decree of any court, arbitrator or governmental authority shall purport to enjoin or restrain any Bank from making that Revolving Loan or PNC from issuing or extending the stated expiration date of that Letter of Credit; and

      (iv) No injunction or other restraining order shall have been issued and no hearing to cause an injunction or other restraining order to be issued shall be pending or noticed with respect to any action, suit or proceeding seeking to enjoin or otherwise prevent the consummation of this Loan Agreement or the making of the Revolving Loans hereunder or the issuance or extension of the respective stated expiration dates of the Letters of Credit hereunder.

      3.3D. As of the date of any expected or requested future advances of any of the Revolving Loans, the Year 2000 Problem (as defined below) shall not have resulted in any Material Adverse Effect.


                                    SECTION 4
                         REPRESENTATIONS AND WARRANTIES


      4. Representations and Warranties. The Borrower represents and warrants to the Banks as follows, which representations and warranties shall be deemed restated as of each Funding Date and the date of the issuance of or the extension of the expiration date of each Letter of Credit, and shall survive the execution and delivery of this Loan Agreement:

           4.1. Organization, Standing, etc. The Borrower is a corporation duly organized and validly existing under the laws of the Commonwealth of Kentucky. The Borrower has all requisite power and authority to own and operate its properties, to carry on its business as now conducted and proposed to be conducted, to execute and deliver this Loan Agreement and the other Loan Instruments to which it is a party, and to carry out the terms hereof and thereof. The Borrower has delivered to the Agent a true and complete copy of its Articles of Incorporation and Bylaws as in effect on the date hereof.

           4.2. Qualification. The Borrower is duly qualified to transact business as a foreign corporation and is in good standing as a foreign corporation in each jurisdiction in respect of which the failure to be so qualified would have a Material Adverse Effect.

           4.3. Use of Proceeds. The Borrower's uses of the Revolving Loans made to the Borrower (a) will at all times be legal and proper corporate uses of the Borrower, and such uses are consistent with all applicable laws and statutes as in effect as of the date hereof, and (b) will not violate or result in a violation of Regulations G, U, T or X of the Board of Governors of the Federal Reserve System.

           4.4. Intellectual Property. The Borrower owns or possesses such assets, licenses, patents, patent applications, copyrights, trademarks, trademark applications, trade names, franchises, consents, authorizations and service marks and rights with respect to the foregoing which are necessary to be owned or possessed by the Borrower to prevent a Material Adverse Effect.

           4.5. Contracts; Labor Disputes. The Borrower is not a party to any contract or agreement, or subject to any charge, corporate restriction, judgment, decree or order, which has or could be reasonably foreseen to have a Material Adverse Effect. There are no strikes or walkouts relating to any labor contracts binding upon the Borrower.

           4.6. Accuracy of Financial Reports. The audited financial statements of the Borrower for its Fiscal Year 1997 and the interim unaudited financial statements of the Borrower as at and for the period ending June 30, 1998, in each case which have been delivered to the Banks, have been prepared in accordance with GAAP and fairly and accurately present the financial condition of the Borrower on a consolidated basis as of the dates and for the periods ended reflected in such financial statements; provided, such interim financial statements shall be without footnotes and shall be subject to normal year-end adjustments. There have been no material adverse changes in the financial condition of the Borrower on a consolidated basis subsequent to the periods ended reflected in such financial statements.

           4.7. Disclosure. Neither this Loan Agreement nor any other Loan Instrument furnished to the Agent on behalf of the Banks by or on behalf of the Borrower in connection with the transactions contemplated hereby taken as a whole contains any statement of any material fact which is untrue or omits to state a material fact necessary in order to make the statements contained herein or therein not misleading. There is no fact known to the Borrower (other than which is hereafter disclosed in any document filed by the Borrower with the Securities and Exchange Commission or is otherwise disclosed by the Borrower in writing to the Agent) which materially adversely affects the financial condition of the Borrower on a consolidated basis which has not been set forth in this Loan Agreement or in the other Loan Instruments furnished to the Banks by or on behalf of the Borrower in connection with the transactions contemplated hereby. The Borrower is currently solvent, and neither the issuance and delivery of the Revolving Notes to the Banks, nor the performance of the transactions contemplated hereunder, will render the Borrower insolvent, inadequately capitalized to undertake the transactions contemplated hereunder or to undertake the business in which it is presently engaged or about to engage or render the Borrower unable to pay its debts as they become due. The Borrower is not currently contemplating either the filing of a petition by it or the commencement of a case by it under the Bankruptcy Code or any other insolvency laws or the liquidation of all or a major portion of its property, and the Borrower does not have any knowledge of any Person contemplating the filing of any such petition or commencement of any such case against the Borrower.

           4.8. Tax Returns and Payments. The Borrower has filed all tax returns required by law to be filed by it and has paid all taxes, assessments and other governmental charges levied upon its properties, assets, income and franchises, other than those not yet delinquent and those taxes, assessments and other governmental charges the non-payment of which would not have a Material Adverse Effect. The charges, accruals and reserves on the books of the Borrower in respect of its taxes are adequate in the opinion of the Borrower. The Borrower does not know of any unpaid assessment for additional taxes.

           4.9. Indebtedness, etc. As of the date of this Loan Agreement, and without regard to the transactions contemplated hereunder, the Borrower does not have any outstanding Indebtedness other than the Indebtedness identified on
Schedule 4.10 annexed hereto and other Indebtedness the principal amount of which does not exceed One Million Dollars ($1,000,000.00) in the aggregate.

           4.10. Title to Properties; Liens. The Borrower has good and marketable title to all of its properties and assets and none of such properties or assets is or will be, as of the Closing Date, subject to any Lien except (i) the Liens identified on Schedule 4.10 annexed hereto and other liens which secure Indebtedness the principal amount of which does not exceed One Million Dollars ($1,000,000.00) in the aggregate, and (ii) other non-consensual Liens which in the aggregate are not substantial in amount, do not secure any Indebtedness, do not in any case materially detract from the value of the property subject thereto or materially impair the operations of the Borrower and would either singularly or in the aggregate have a Material Adverse Effect.

           4.11. Operating Leases. The Borrower enjoys quiet possession under all operating leases to which it is a party as lessee, and all of such operating leases are to the best knowledge of the Borrower, after due inquiry, validly existing and in full force and effect, and, to the best knowledge of the Borrower, after due inquiry, neither the lessor nor the Borrower as lessee is in default under any of such operating leases to an extent which has or could be reasonably foreseen to have a Material Adverse Effect. None of such operating leases contains any provision restricting the incurrence of Indebtedness by the lessee or any unusual or burdensome provision which has or could be reasonably foreseen to have a Material Adverse Effect.

           4.12. Litigation, etc. Except as described on Schedule 4.12 annexed hereto (as the same may be updated in writing from time to time by the Borrower), there is no action, proceeding or investigation pending or, to the best knowledge of the Borrower, threatened (or any basis therefor known to the Borrower) which questions the validity of this Loan Agreement, the Revolving Notes or the other Loan Instruments or any action taken or to be taken pursuant hereto or thereto or which if determined adversely to the Borrower would in the Borrower's reasonable judgment result, either in any case or in the aggregate, in any Material Adverse Effect.

           4.13. Authorization; Compliance with Other Instruments, etc. The execution, delivery and performance of this Loan Agreement, the Revolving Notes and the other Loan Instruments to which the Borrower is a party have been duly authorized by all necessary corporate action on the part of the Borrower, will not result in any violation of or be in conflict with or constitute a default under the Articles of Incorporation or By-Laws of the Borrower or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to the Borrower, or result in the creation of any Lien upon any of the properties or assets of the Borrower. The Borrower is not in material violation of its Articles of Incorporation or By-Laws or any agreement or instrument to which it is a party, or, to the Borrower's best knowledge, any judgment, decree, order, statute, rule or governmental regulation applicable to the Borrower. Without limiting the generality of the foregoing, to the best knowledge of the Borrower, the Borrower is in compliance with all federal and state laws and all rules, regulations and administrative orders of all state and local commissions or authorities which are applicable to the Borrower or to the operation of its business the non-compliance of which could result in a Material Adverse Effect.

           4.14. Enforceability. This Loan Agreement, the Revolving Notes and the other Loan Instruments to which the Borrower is a party constitute the valid and binding obligations of the Borrower, legally enforceable against the Borrower in accordance with their respective terms, except to the extent the enforceability of the Loan Agreement, the Revolving Notes and the other Loan Instruments is subject to the effect of applicable laws affecting the rights of creditors generally and equitable principles.

           4.15. Governmental Consent. To the best knowledge of the Borrower, the Borrower is not currently required to obtain any order, consent, approval or authorization of, and is not currently required to make any declaration or filing with, any governmental authority in connection with the execution and delivery of this Loan Agreement or the negotiation, offer, issue, sale and delivery of the Revolving Notes, or in connection with the execution, delivery and performance of the other Loan Instruments, and the failure to so obtain any such order, consent, approval or authorization or to make any such declaration or filing would result in a Material Adverse Effect.

           4.16. Investment Company Act Status. The Borrower is not an "investment company", as such term is defined in the Investment Company Act of 1940, as amended.

           4.17. Regulation G, etc. None of the Revolving Loans will be used, directly or indirectly, by the Borrower for the purpose of reducing or retiring any Indebtedness which was originally incurred to purchase or carry any Margin Stock or for any other purpose which might constitute the transactions contemplated hereby a "purpose credit" within the meaning of Regulation G or Regulation U of the Board of Governors of the Federal Reserve System, or cause this Loan Agreement to violate Regulation G, Regulation U, Regulation T, Regulation X or any other regulation of the Board of Governors of the Federal Reserve System or the Securities Exchange Act of 1934.

           4.18. Holding Company Act. The Borrower is not a "Holding Company" or a "Subsidiary Company" of a "Holding Company", or an "Affiliate" of a "Holding Company" or of a "Subsidiary Company" of a "Holding Company", as such terms are defined in the Public Utility Holding Company Act of 1935, as amended.

           4.19.  Employee  Retirement Income Security Act of 1974. The Borrower
(a) has not incurred any material accumulated funding deficiency within the meaning of ERISA, (b) has not incurred any material liability to the Pension Benefit Guaranty Corporation established under ERISA (or any successor thereto under ERISA) in connection with any employee benefit plan established or maintained by the Borrower, nor has the Borrower had any tax assessed against it by the Internal Revenue Service for any alleged violation under Section 4975 of the Internal Revenue Code, and (c) has not and does not participate in any Multi-Employer Pension Plan within the meaning of Section 3(37) of ERISA except as approved by the Banks and set forth on Schedule 4.19 attached hereto. Further, to the Borrower's knowledge, each employee benefit plan established or maintained by the Borrower is in compliance in all material respects with ERISA and all other applicable laws, and no prohibited transaction within the meaning of Section 4975 of the Internal Revenue Code has occurred with respect to any such employee benefit plan established or maintained by the Borrower.

           4.20.  Environmental Matters.

           4.20A. As used herein, the term "Environmental Law(s)" means any federal, state or local statute, law, ordinance, code, rule, regulation, order or decree regulating, relating to, or imposing liability or standards of conduct concerning any Hazardous Substance, as now or at any time hereafter in effect. As used herein, the term "Hazardous Substance(s)" shall have the meaning ascribed in any Environmental Law to any hazardous, toxic or dangerous waste, substance, pollutant or material.

           4.20B. The Borrower represents and warrants, to its knowledge, and except as otherwise disclosed in writing to the Agent on behalf of the Banks prior to the date of this Loan Agreement, that neither the Borrower nor any other Person within the Borrower's knowledge or control, including any lessee of the Borrower's property, has ever caused or permitted any Hazardous Substance to be released, spilled or disposed of on, under or at the Borrower's property nor any part thereof which has resulted in or could reasonably be foreseen to result in a Material Adverse Effect. Further, to the Borrower's knowledge, no portion of the Borrower's property has ever been used by the Borrower or any other person as a dump site or storage site, whether permanent or temporary, for any Hazardous Substance, except in substantial compliance with all Environmental Laws or except as otherwise disclosed in writing to the Banks prior to the date of this Loan Agreement.

           4.20C.  The    Borrower  shall,   except  as  otherwise   separately
disclosed in writing to the Agent on behalf of the Banks prior to the date of this Loan Agreement, give the Banks prompt written notice of any litigation or administrative proceeding involving a claim against the Borrower which (i) asserts or alleges that (a) the Borrower has violated any Environmental Law, (b) the Borrower is required to clean up or take other response action due to the release or threatened release or transportation of any Hazardous Substance, or
(c) the Borrower is required to pay all or a portion of the cost of any past, present or future cleanup or other response action which arises out of or is related to the release or threatened release or transportation of any Hazardous Substance, and (ii) if true, would have a Material Adverse Effect.

           4.21. Schedule of Guaranties. Annexed hereto as Schedule 4.21 is a list of all guaranty agreements or similar instruments to which the Borrower is currently a party or which is otherwise binding upon the Borrower.

           4.22.  Subsidiaries  and Joint  Ventures.  Annexed hereto as Schedule
4.22 is a list of all existing Consolidated Subsidiaries and Joint Ventures of the Borrower.

           4.23. Year 2000. The Borrower and its Subsidiaries have reviewed the areas within their business and operations which could be adversely affected by, and have developed or are developing a program to address on a timely basis, the risk that certain computer applications used by the Borrower or its Subsidiaries (or any of their respective material suppliers, customers or vendors) may be unable to recognize and perform properly date-sensitive functions involving dates prior to and after December 31, 1999 (the "Year 2000 Problem"). Except as disclosed to the Agent in writing by the Borrower, the Borrower has no reason to believe that the Year 2000 Problem will result in any Material Adverse Effect.

           4.24. Events of Default. There are no Potential Events of Default or Events of Default existing as of the Closing Date.

                                    SECTION 5
                              AFFIRMATIVE COVENANTS


      5. Affirmative Covenants. The Borrower hereby covenants and agrees that until the Revolving Notes have been respectively paid in full to the Banks, the Borrower will perform and observe all of the following provisions unless waived in writing by the Requisite Banks:

           5.1. Maintenance of Assets; Casualty Insurance. The Borrower will, insofar as it is not prevented by causes beyond its control, maintain or cause to be maintained in good repair, working order and condition its assets used or useful in its business in a manner and to the extent necessary to prevent a Material Adverse Effect. The Borrower will in addition, insofar as it is not prevented by causes beyond its control, make or cause to be made all appropriate repairs, renewals and replacements to its assets to the extent necessary to prevent a Material Adverse Effect. The Borrower will maintain or cause to be maintained, with financially sound and reputable insurers, insurance with respect to its assets and business against loss or damage of the kinds customarily insured against by corporations of established reputation engaged in the same or a similar business and similarly situated, in such types and amounts as are customarily carried under similar circumstances by such other corporations.

           5.2.  Monetary Obligations.

           (a) The Borrower will pay and discharge promptly as they become due and payable all taxes, assessments and other governmental charges levied upon it or its income or upon any of its properties or assets or in respect of its franchises, business, income or profits, or upon any part thereof, as well as all lawful claims of any kind (including claims for labor, materials and supplies) which, if unpaid, might by law become a lien or a charge upon its property before any of the same become delinquent; provided, however, the Borrower shall not be obligated to pay any such tax, assessment or charge (i) if the non-payment thereof would not have a Material Adverse Effect, or (ii) if the non-payment thereof would have a Material Adverse Effect but the Borrower is contesting the amount or validity of, or its liability for, any such taxes, assessments or charges in good faith and by appropriate proceedings promptly initiated and diligently conducted by the Borrower and the Borrower has established such reserve or other appropriate provision, if any, as shall be required by GAAP in respect thereof. The Borrower will satisfy or cause to be satisfied the minimum annual funding standard within the meaning of ERISA for any employee benefit plan established or maintained by the Borrower which is subject to such minimum funding standards under ERISA, and the Borrower will not permit any tax or penalty to be incurred by it as a result of any failure to satisfy any such minimum funding requirement or as a result of any violation of the provisions of Section 4975 of the Internal Revenue Code or of any regulation issued thereunder.

      (b) The Borrower will pay in full all its other debts, obligations and liabilities allowed hereunder before the same become delinquent, unless (i) the non-payment thereof would not have a Material Adverse Effect, or (ii) the non-payment thereof would have a Material Adverse Effect but the same are being contested in good faith by the Borrower, the Borrower has established adequate reserves for the payment of the same in accordance with GAAP, and the contesting thereof does not involve the risk of forfeiture or loss of any of the Borrower's assets.

           5.3. Financial Statements and Other Reports. The Borrower will furnish to the Agent on behalf of the Banks:

      (a) As soon as reasonably possible, and in any event within one hundred twenty (120) days after the end of each Fiscal Year, the audited balance sheet of the Borrower as at the end of such Fiscal Year, and the related audited statements of income and cash flows of the Borrower for such Fiscal Year, on a consolidated basis, together with statements in comparative form for the previous Fiscal Year, all in reasonable detail and accompanied by the opinion thereon of independent public accountants selected by the Borrower and reasonably acceptable to the Banks (the Banks acknowledge and agree that Coopers & Lybrand or any other "Big 6" accounting firm hereafter selected by the Borrower shall be acceptable to the Banks), which opinion shall be in a form generally recognized as unqualified and shall state that such financial statements have been prepared in accordance with GAAP applied on a basis consistent with that of the preceding Fiscal Year (except for such changes, if any, as shall be specified and approved by such accountants in such opinion) and that the audit by such accountants in connection with such financial statements has been made in accordance with GAAP relating to auditing;

      (b) As soon as  reasonably  possible,  and in any event within  forty-five
(45) days after the end of each Fiscal Quarter in each Fiscal Year, an unaudited balance sheet of the Borrower as at the end of such Fiscal Quarter, and related unaudited statements of income and cash flows of the Borrower for such Fiscal Quarter, on a consolidated basis, all in reasonable detail, prepared in accordance with GAAP consistently applied and certified to be true, accurate and complete by the Chief Financial Officer of the Borrower; provided, such interim financial statements shall be without footnotes and shall be subject to normal year-end adjustments;

      (c) Together with each delivery of financial statements pursuant to subdivisions (a) and (b) above, (i) a Certificate of the President or Chief Financial Officer of the Borrower setting forth the maximum amount of all guaranty agreements and similar instruments issued by the Borrower for the account of each Joint Venture and each Subsidiary, and (ii) a Compliance Certificate (A) stating that the Chief Financial Officer of the Borrower has reviewed the relevant terms of this Loan Agreement and has no knowledge of any event or condition which constitutes a Potential Event of Default or an Event of Default hereunder, or, if any such Potential Event of Default or Event of Default existed or exists, specifying the nature and period of existence thereof and what action the Borrower has taken or is taking or proposes to take with respect thereto, and (B) demonstrating in reasonable detail compliance at the end of such accounting period with Section 6.2, relating to Indebtedness,
Section 6.4, relating to Liens, Section 6.5, relating to investments and loans, and Sections 6.8 through 6.11, relating to financial covenants;

      (d) Forthwith upon any principal officer of the Borrower obtaining knowledge of, or receiving notice of any claim of or action taken with respect to, any condition or event which constitutes a Potential Event of Default or an Event of Default (including, without limitation, knowledge that any claim by any creditor has been made that there exists, or that any action has been taken by any creditor with respect to, any default as set forth in Section 7(h) hereof), an Officers' Certificate specifying the nature and period of existence thereof and what action the Borrower has taken or is taking or propose to take with respect thereto;

      (e) Promptly upon receipt thereof, a copy of any final management letter submitted to the Borrower by its independent certified public accountants in connection with the examination of the financial statements of the Borrower made by such accountants;

      (f) Promptly upon the filing thereof with the Securities and Exchange Commission, copies of all reports hereafter filed by the Borrower with the Securities and Exchange Commission;

      (g) Copies of all annual and, upon written request by the Requisite Banks, interim, financial statements, including balance sheets and statements of income and cash flows, prepared in respect of the Joint Ventures, promptly upon receipt thereof by the Borrower; provided, the Borrower shall be obligated to deliver any such financial statements to the Agent on behalf of the Banks only if the delivery thereof to the Agent on behalf of the Banks does not violate the joint venture agreement under which any such Joint Venture was formed or any other agreement or any applicable law to which the Borrower is subject;

      (h) With reasonable promptness, such other information and data with respect to the Borrower as from time to time may be reasonably requested by the Requisite Banks; provided, the Borrower shall be obligated to deliver any financial statements pertaining to the Joint Ventures only if the delivery thereof to the Agent on behalf of the Banks does not violate the joint venture agreement under which any such Joint Venture was formed or any other agreement or any applicable law to which the Borrower is subject;

      (i) Promptly upon receipt thereof, copies of such notices, reports or other documents received by the Borrower which discloses facts which, if true, could reasonably be expected to have a Material Adverse Effect on the Borrower; and

      (j) On or before thirty (30) days prior to the closing of any Permitted Securitization, notice of the pendency thereof containing a description in reasonable detail of the material elements thereof, and thereafter promptly upon request such additional information with respect thereto as reasonably may be requested by the Agent or the Requisite Banks.

           The Borrower shall deliver to the Agent on behalf of the Banks at the same time as the delivery of any annual or quarterly financial statement under this Section 5.3, (i) a description in reasonable detail of any variation between the application of accounting principles employed in the preparation of such statement and the application of accounting principles employed in the preparation of the next preceding annual or quarterly financial statements (which variation materially affects the presentation of the financial position or results of operations of the Borrower) and (ii) reasonable estimates of the difference between such statements arising as a consequence thereof.

           The Banks shall keep confidential all of the financial statements and other information furnished to the Banks pursuant to this Loan Agreement other than any such information which has otherwise been publicly disclosed or is in the public domain, and each Bank shall cooperate with the Borrower in establishing a joint privilege with respect to all such non-public information furnished to such Bank; provided, subject to the foregoing, each Bank shall have the right to furnish copies of such financial statements and other information furnished to each Bank (A) to any proposed Eligible Assignee of such Bank pursuant to Section 10 hereof, subject to such proposed Eligible Assignee executing a Confidentiality Agreement as required under Section 10 hereof, (B) to governmental agencies having jurisdiction over such Bank and which request copies of such financial statements and/or other information, (C) if required to under applicable rules of civil procedure to any appropriate Person in any litigation involving or affecting such Bank, provided such Bank shall give notice to the Borrower of such Bank's receipt of the subpoena or other request to furnish such information and the Borrower shall have the right at its expense to seek an appropriate protective order in such litigation preserving the confidentiality of any non-public information furnished to such Bank, and (D) to any appropriate Person in connection with the enforcement by such Bank of its rights under this Loan Agreement and the Revolving Note issued to it.

           5.4. Financial Records. The Borrower will maintain a system of accounting established and administered in accordance with GAAP consistently applied, and will set aside on its books all such proper reserves as shall be required by GAAP. Borrower shall cause all Indebtedness owed to Borrower by any Subsidiary of Borrower, including but not limited to any subsidiary created or acquired pursuant to a Proforma Compliant Acquisition, to be evidenced by promissory note(s), and from and after the date of this Agreement shall deliver to Agent a copy of each such promissory note on or before ten (10) days after the date the Indebtedness evidenced thereby is created or incurred.

           5.5. Permits, Certificates, Leases, Licenses, etc. The Borrower will obtain, maintain and comply at all times with all permits, certificates, licenses, approvals, authorizations, leases and other instruments necessary or appropriate for the conduct of its business as presently conducted or as contemplated to be conducted in the future; provided, the Borrower shall not be in violation of this Section 5.5 if the failure to obtain any such permit, certificate, license, approval, authorization, lease or other instrument would not have a Material Adverse Effect.

           5.6. Notice. The Borrower will notify the Agent on behalf of the Banks in writing, within no more than ten (10) Business Days (and without the benefit of any grace period afforded in any provision of this Loan Agreement or any other Loan Instrument) after the Borrower learns of any of the following:
(i) the existence or occurrence of any Potential Event of Default under this Loan Agreement and/or any of the other Loan Instruments, (ii) that any representation or warranty made herein or in the other Loan Instruments shall, for any reason, not be or shall cease in any material respect to be true and complete and not misleading, or (iii) the institution of, or adverse determination in, any litigation involving a claim against the Borrower in excess of the sum of One Million Dollars ($1,000,000.00) which is not fully covered by insurance (other than any deductible), describing the nature thereof, what happened with respect thereto, and what steps are being taken by the Borrower with respect thereto.

           5.7. Further Assurances. The Borrower will from time to time hereafter execute and deliver, or will cause to be executed and delivered, such additional instruments, certificates or documents and will take all such further actions, as the Banks may reasonably request for the purposes of implementing or effectuating the provisions of this Loan Agreement and/or the other Loan Instruments; provided, the Borrower shall not be required to grant or create any consensual or voluntary lien on or security interest in any of its assets pursuant to this Section 5.7. Upon the exercise by the Agent of any power, right, privilege or remedy pursuant to the Loan Instruments which requires any consent, approval, registration, qualification or authorization of any Person, the Borrower will execute and deliver, or will cause the execution and delivery of, all applications, certificates, instruments and other documents and papers that the Agent requires in order to obtain any such consent, approval, registration, qualification or authorization.

           5.8. Preservation of Existence, Leases, etc. The Borrower will at all times preserve and keep in full force and effect, to the extent necessary to prevent a Material Adverse Effect, its corporate existence, rights, patents, trademarks, service marks, trade names, copyrights, licenses, consents and authorizations and operating leases and Capital Leases to which the Borrower is a party, other than any changes to any of the same effected by the Borrower in the ordinary course of business, and the Borrower shall comply with all applicable laws and regulations.

           5.9. Comprehensive General Liability Insurance. The Borrower will, in addition to obtaining and maintaining all insurance required under Section 5.1 hereof, obtain and maintain comprehensive general liability insurance with an insurance company licensed to do business in all jurisdictions wherein the Borrower transacts business in such amounts and upon such terms and conditions as are reasonably satisfactory to the Agent; the Agent acknowledges that the insurance currently maintained by the Borrower as described in the Certificate of Insurance delivered to the Agent satisfies the provisions of this Section 5.9 as of the Closing Date.

           5.10.  Hazardous Materials.

           5.10A. The Borrower covenants that (i) the Borrower will not violate any Environmental Law, as such term is defined in Section 4.20 hereof, in connection with the use, ownership, lease, maintenance or operation of all real property owned or leased by it and the conduct of business thereon if such violation would result in or could reasonably be foreseen as resulting in a Material Adverse Effect, and (ii) the Borrower, its agents, employees, lessees and independent contractors, will operate the Borrower's real property and will receive, handle, use, store, treat, transport and dispose of all Hazardous Substances, as such term is defined in Section 4.20 hereof, in compliance in all material respects with all Environmental Laws; provided, in the event the Borrower receives notice from any appropriate governmental agency to the effect that the Borrower is in violation of any Environmental Law, the same shall not constitute a default hereunder to the extent the Borrower seeks to correct any such violation in good faith and with due diligence.

           5.10B. If the Borrower receives any written notice from any governmental agency or "potentially responsible party" within the meaning of the Environmental Laws regarding (i) the happening of any event involving any Hazardous Substance, or (ii) any noncompliance with regard to any environmental matter, and as a result thereof the Borrower would suffer a Material Adverse Effect, the Borrower shall immediately notify the Banks orally and in writing thereof and shall provide the Banks with copies of any written notice or information.

           5.10C. The Borrower agrees to indemnify each Bank and hold each Bank harmless from and against any and all losses, liabilities, including strict liability, damages, injuries, expenses, including reasonable attorneys' fees, claims for damage to the environment, claims for fines or civil penalties, costs of any settlement or judgment and claims of any and every kind whatsoever paid, incurred or suffered by or asserted against the Bank by any Person for, with respect to or as a direct or indirect result of the presence on or under the Borrower's property of, or the release or threatened release or transportation of, any Hazardous Substance or arising under any Environmental Law; provided that the incurrence by any such Bank of any such losses, liabilities, damages, injuries, expenses, claims for damage to the environment, claims for fines or civil penalties, costs of any settlement or judgment and other claims is not the result of any gross negligence or willful misconduct committed by that Bank. The Borrower's indemnification obligations hereunder include, without limitation, costs incurred by any Bank in connection with any investigation of site conditions or any clean up, removal or restoration work required by any federal, state or local governmental agency or political subdivision because of Hazardous Substances present in or about the Borrower's property. The indemnification obligations of the Borrower shall survive the payment of the Obligations to the Banks and the termination of this Loan Agreement.

           5.11. Compliance by Consolidated Subsidiaries. The Borrower covenants and agrees to cause each of its Consolidated Subsidiaries, whether now existing or hereafter created or acquired, to comply with all of the covenants set forth in Section 5 and Sections 6.1 through 6.7 and Section 6.12 hereof. The covenants set forth in Sections 6.8 through 6.11 hereof are calculated on a consolidated basis and shall be determined solely by reference to the consolidated financial statements of the Borrower and its Consolidated Subsidiaries.

           5.12. Delivery of Guaranties. Borrower shall cause each Consolidated Subsidiary of Borrower formed or acquired hereafter to execute and deliver to the Agent, contemporaneously with such entity becoming a Consolidated Subsidiary, a certificate of existence for such Guarantor dated within thirty
(30) days of delivery of the Guaranty Agreement, a copy of resolutions of the Board of Directors of Guarantor authorizing the execution and delivery of the Guaranty Agreement, and an opinion of counsel to the Guarantor addressed to Agent and Banks confirming the due execution and delivery of the Guaranty Agreement and such other matters as Agent reasonably requests.

                                    SECTION 6
                               NEGATIVE COVENANTS

      6. Negative Covenants. The Borrower hereby covenants and agrees that until the Revolving Notes have been paid in full to the Banks, the Borrower will perform and observe all of the following provisions:

           6.1. Mergers, Dissolutions, Asset Sales and Other Extraordinary Events. The Borrower will not, without the prior written consent of the Requisite Banks, which consent shall not be unreasonably withheld:

      (a) Be or become a party to any consolidation, reorganization (including, without limitation, the types referred to in Section 368 of the Code) merger or recapitalization, other than (i) any merger of a Consolidated Subsidiary into the Borrower, (ii) any merger of a Consolidated Subsidiary into another Consolidated Subsidiary, or (iii) any merger pursuant to which the Borrower or any Consolidated Subsidiary of the Borrower is the surviving corporation; or

      (b) Sell, lease, assign, transfer or dispose of all or a material portion of its assets other than in the ordinary course of the Borrower's business as historically conducted and as necessary to conclude a Permitted Securitization.

           6.2. Indebtedness. The Borrower will not, without the prior written consent of the Requisite Banks, directly or indirectly, create, incur, assume, guarantee, agree to purchase or repurchase or provide funds in respect of, or otherwise become liable with respect to any Indebtedness or Contingent Obligation other than

      (a) the Revolving Notes;

      (b) current liabilities of the Borrower (other than for borrowed money) incurred in the ordinary course of its business and in accordance with customary trade practices;

      (c) Indebtedness not to exceed Fifteen Million Dollars ($15,000,000) in the aggregate principal amount at any one time outstanding constituted by any of the following: [i] Purchase Money Indebtedness incurred by the Borrower to finance Capital Expenditures, subject to the limitation that any Purchase Money Indebtedness may only be secured by those assets acquired by the Borrower with the proceeds of such Purchase Money Indebtedness; plus [ii] any unsecured Indebtedness incurred to the owners of the stock and/or sellers of the assets of an acquired Target Person in conjunction with the closing of and as part of the consideration for the acquisition of the stock or assets of that Target Person;

      (d) Indebtedness the proceeds of which are used to permanently reduce the Revolving Loan Commitments pursuant to Section 2.4A(i) hereof;

      (e) the  Indebtedness  and Contingent  Obligations  identified on Schedule
4.10 annexed hereto;

      (f) Contingent Obligations or other Indebtedness associated with a Permitted Securitization;

      (g) the Swing Line Note;

      (h) the Senior Notes; and

      (i) the Note Purchasers Guaranty Agreements, provided neither of the same is modified or amended without the prior written consent of the Banks.

           6.3. Use of Assets. The Borrower will not use, or cause or permit the use of, any of its assets in any manner which could result in a Material Adverse Effect.

           6.4. Liens. The Borrower will not, without the prior written consent of the Requisite Banks, directly or indirectly create, incur, assume or permit to continue in existence (other than existing Liens permitted under this Loan Agreement), any Lien on, or pledge or deposit of, or conditional sale or other title retention agreement (including any Capital Lease which in accordance with GAAP would constitute Indebtedness) with respect to, any property or asset now owned or hereafter acquired by the Borrower, provided that the restrictions in this Section 6.4 shall not prohibit:

      (a) Liens securing all Purchase Money Indebtedness permitted under Section 6.2(c) hereof, provided that (i) each such Lien shall at all times be confined solely to the item of property acquired with the proceeds of such Purchase Money Indebtedness, and (ii) no such Lien shall be permitted unless at the time of the creation of such Lien the incurrence of such Purchase Money Indebtedness would be permitted by Section 6.2 hereof;

      (b) liens for taxes, assessments or other governmental charges the payment of which is not at the time required for the reasons set forth by the proviso to the first sentence of Section 5.2(a);

      (c) statutory liens of landlords and liens of carriers, warehousemen, mechanics, contractors and materialmen incurred in the ordinary course of business for sums not yet due or being contested by the Borrower in good faith and by appropriate proceedings promptly initiated and diligently conducted, if the Borrower shall have made such reserve or other appropriate provision, if any, as shall be required by GAAP in connection therewith;

      (d) Liens incurred or deposits made in the ordinary course of business in connection with worker's compensation, unemployment insurance and other types of social security or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, leases, performance and return of money bonds and other similar obligations (exclusive of obligations for the payment of borrowed money) for sums not yet due or being contested by the Borrower in good faith and by appropriate proceedings promptly initiated and diligently conducted, if the Borrower shall have made such reserve or other appropriate provision, if any, as shall be required by GAAP in connection therewith;

      (e) easements, rights-of-way, restrictions and other similar charges or encumbrances incurred in the ordinary course of business which do not in the aggregate materially detract from the value of the property of the Borrower or materially impair the use thereof in the operation of its business and which do not interfere with the ordinary conduct of the business of the Borrower;

      (f) Liens, charges, encumbrances and priority claims which (i) are incidental to the conduct of the business of the Borrower and the ownership of its properties and assets, (ii) were not incurred in connection with the borrowing of money or the obtaining of advances of credit, and (iii) do not in the aggregate materially detract from the value of the property of the Borrower or materially impair the use thereof in the operation of its business;

      (g) security interests created under Capital Leases expressly permitted to be entered into by the Borrower pursuant to Section 6.2 hereof;

      (h) the Liens identified on Schedule 4.10 annexed hereto;

      (i) common law liens encumbering goods acquired by the Borrower the acquisition of which has been financed through a "trade" or "commercial" letter of credit issued for the account of the Borrower; and

           6.5. Investments, Loans, etc. The Borrower will not, without the prior written consent of the Requisite Banks, directly or indirectly, purchase or otherwise acquire the stock or other securities or the properties or assets of any other Person, or make any investment in or any loan, advance or capital contribution to any other Person, provided that

      (i) the Borrower may purchase or otherwise acquire and own Eligible Investments;

      (ii) the Borrower may purchase or otherwise acquire goods and services in the ordinary course of business and in accordance with customary trade practices;

      (iii) the Borrower may make Capital Expenditures subject to the limitation on the incurrence of Purchase Money Indebtedness set forth in Sections 6.2(c) and 6.4(a) hereof;

      (iv) so long as no Event of Default or Potential Event of Default has occurred and is continuing or would result therefrom, the Borrower during the term of the Loan Agreement may contribute capital and/or make loans to and/or may increase its existing investment in (a) ST Mexico in an amount not to exceed $10 million during the term of the Loan Agreement, and (b) Consolidated Subsidiaries that also are Guarantors;

      (v) so long as no Event of Default or Potential Event of Default has occurred and is continuing or would result therefrom the Borrower during the term of the Loan Agreement may contribute capital and/or make loans to Mi-Tech Steel, Inc., in an aggregate amount not to exceed Twelve Million Dollars ($12,000,000.00) and may extend, renew and/or reissue from time to time any guaranties of payment up to an aggregate amount of Ten Million Dollars ($10,000,000) of the unpaid principal of and/or unpaid interest on each and every promissory note now or hereafter issued by Mi-Tech Steel, Inc.;

      (vi) So long as no Event of Default or Potential Event of Default has occurred and is continuing or would result therefrom, the Borrower may acquire the assets or stock of a Person pursuant to a "Proforma Compliant Acquisition."

           For purposes of the foregoing Section 6.5(vii), the following terms have the following meanings:

                "Target Person" means a Person engaged in the same line of business as Borrower, the assets or stock of which Borrower or a Consolidated Subsidiary of Borrower desires to acquire pursuant to a Proforma Compliant Acquisition.

                "Proforma Compliant Acquisition" means the acquisition, with the consent of the Target Person (i.e., a "friendly" acquisition), by Borrower or a Consolidated Subsidiary of Borrower of the capital stock or material assets of a Target Person in connection with which Borrower has certified to the Agent, as confirmed by written notice given by the Agent to the Borrower on or before three (3) Business Days prior to the closing of the Proforma Compliant Acquisition, and pursuant to delivery to the Agent on or before ten (10) Business Days prior to the proposed acquisition of the Proforma Acquisition Information and Acquisition Compliance Certificate in the form of Exhibit L hereto, that the Proforma Debt Service Coverage will not be less than 1.25 to 1.0, and that none of the financial covenants contained in Sections 6.8, 6.9, 6.10, 6.11 or otherwise in this Agreement will be violated after giving effect thereto.

                "Proforma Acquisition Information" means the actual financial statements for the Target Person solely (a) audited in accordance with GAAP for the most recent fiscal year then ended, and (b) unaudited but in accordance with GAAP for the Proforma Calculation Period, together with proforma consolidated financial statements of Borrower and the Target Person for the Proforma Calculation Period, which shall include the effect of any Indebtedness to be incurred or acquired by Borrower in conjunction with the acquisition as well as the results of the operations of the Target Person, assuming the Target Person had been made Consolidated Subsidiary of Borrower at the inception of the Proforma Calculation Period, containing such other assumptions as are in accordance with GAAP, together with such other information concerning the proposed acquisition as the Agent shall request.

                "Proforma Calculation Period" means the four complete Fiscal Quarters of Borrower and Target Person most recently preceding the date of a Proforma Compliant Acquisition.

                "Proforma  Debt  Service   Coverage"   means  the  quotient  of
      Proforma EBIDTA divided by Proforma Debt Service.

                "EBITDA"  means  the  sum  of the  Consolidated  Net  Income  of
      Borrower,   plus   Consolidated   Interest   Expense  of  Borrower,   plus
      consolidated income tax expense, depreciation expense and amortization expense of Borrower.

                "Proforma EBITDA" means EBITDA for the Proforma Calculation Period as adjusted pursuant to the Proforma Acquisition Information for the purpose of including the proforma financial results of the Target Person plus the Permitted Synergies to determine whether the intended acquisition is a Proforma Compliant Acquisition.

                "Permitted Synergies" means those readily identifiable expenses, satisfactory to the Agent and the Requisite Banks, of the Target Person that will be either eliminated or reduced as a result of the Proforma Compliant Acquisition.

                "Proforma Debt Service" means the sum of (a) 14.3% of Proforma Indebtedness, plus (b) Estimated Interest Expense for the four complete Fiscal Quarters next succeeding the date of the Proforma Compliant Acquisition.

                "Proforma Indebtedness" means the Consolidated Total Debt existing as of the date of the Proforma Compliant Acquisition plus any Indebtedness to be incurred or assumed as a result of the acquisition, all as established pursuant to the Proforma Acquisition Information.

                "Estimated Interest Expense" means the product of the interest rate actually applicable to the Revolving Loans at the time the Proforma Acquisition Information is tendered by Borrower to the Agent multiplied by Proforma Indebtedness.

                Anything contained in the foregoing provisions of this Section (6.5(vi) notwithstanding, the prior written consent of the Requisite Banks shall be required as to any acquisition (i) that would not be a Proforma Compliant Acquisition but for the Permitted Synergies, or (ii) for which the financial statements of the Target Person are not available or are not audited.

           6.6. Restricted Junior Payments. The Borrower will not make any Restricted Junior Payments after the occurrence and during the continuation of any Event of Default.

           6.7. Agreements and Licenses. The Borrower will not transfer, terminate, cancel, modify or amend, encumber, or commit a default under, any operating lease or Capital Lease to which the Borrower is a party, or any license, permit, consent, approval or authorization necessary or appropriate for the conduct of the Borrower's business, if the same would result in a Material Adverse Effect.

           6.8. Consolidated Current Ratio. The Borrower will not permit the ratio of its Consolidated Current Assets to its Consolidated Current Liabilities to be less than 1.5 to 1.0 as at any Fiscal Quarter end.

           6.9. Consolidated Total Debt to Consolidated Total Capitalization. The Borrower will not permit the ratio of its Consolidated Total Debt to its Consolidated Total Capitalization to exceed .60 to 1.0 as at any Fiscal Quarter end.

           6.10. Consolidated Interest Expense and Consolidated Rent Expense Coverage Ratio. The Borrower will not permit, as of each Fiscal Quarter end, the ratio of (a) its Consolidated Net Income plus Consolidated Interest Expense, provisions for all taxes and Consolidated Rent Expense for the four-Fiscal Quarter period ended on such Fiscal Quarter end, to (b) the sum of its Consolidated Interest Expense and Consolidated Rent Expense for the four-Fiscal Quarter period ended on such Fiscal Quarter end, to be less than 2.0 to 1.0 as at any Fiscal Quarter end.

           6.11. Minimum Consolidated Tangible Net Worth. The Borrower will not permit its Consolidated Tangible Net Worth:

      (i) As of September 30, 1998 to be less than Ninety Million Dollars ($90,000,000); and

      (ii) As of each subsequent Fiscal Quarter end of the Borrower after September 30, 1998, to be less than the sum of the Minimum Consolidated Tangible Net Worth required of the Borrower as of the immediately preceding Fiscal Quarter end plus fifty percent (50%) of the Borrower's Consolidated Net Income for its Fiscal Quarter then ended plus one hundred percent (100%) of the net proceeds from any equity offering completed after December 31, 1998.

           For purposes of this Section 6.11, any net losses hereafter incurred by the Borrower will not reduce the amount of the Minimum Consolidated Tangible Net Worth required to be maintained by the Borrower pursuant to this Section 6.11.

           6.12. Transactions with Affiliates. The Borrower will not directly or indirectly enter into any operating lease or Capital Lease or other transaction with any Affiliate of the Borrower which would have a Material Adverse Effect.

           6.13. Change in Manner of Conducting Business. Neither the Borrower nor any Consolidated Subsidiary will engage in any business if, as a result, the general nature of the business, taken on a consolidated basis, which would then be engaged in by the Borrower and its Consolidated Subsidiaries would be substantially changed from the general nature of the business engaged in by the Borrower and its Consolidated Subsidiaries as of September 30, 1998.

                                    SECTION 7
                         EVENTS OF DEFAULT; ACCELERATION


      7. Events of Default; Acceleration. If any of the following events ("Events of Default") shall occur:

      (a) If the Borrower shall default in the payment of any interest on any of the Revolving Notes, or the Swing Line Note when the same becomes due and payable and any such default continues for ten (10) Business Days; or

      (b) If the Borrower shall default in the payment of any principal of any of the Revolving Notes or the Swing Line Note when the same becomes due and payable and any such default continues for ten (10) Business Days; or

      (c) If the Borrower shall breach or default in the performance or observance of any of the provisions of Sections 6.1, 6.6, 6.7, 6.8, 6.9, 6.10 or
6.11 and such breach or default is not cured within thirty (30) days after the Agent has given written notice of such breach or default to the Borrower; or

      (d) If the Borrower shall default in the performance of or compliance with any covenant, obligation or provision contained in this Loan Agreement (other than those referred to above in this Section 7), and any such default shall not have been remedied (i) within thirty (30) days after the date written notice of such default shall have been delivered to the Borrower, or (ii) if such default cannot be cured within such thirty (30) day period, within such longer period of time as may be necessary to effect such cure, but in any event within sixty (60) days after written notice of such default shall have been delivered to the Borrower, provided that the Borrower commences to cure the particular default within such thirty (30) day period and prosecutes the cure to completion with due diligence within sixty (60) days after written notice of such default shall have been delivered to the Borrower; or

      (e) If any material representation or warranty made in writing by or on behalf of the Borrower herein or pursuant hereto or otherwise in connection with the transactions contemplated hereby shall have been materially false or misleading or incorrect when made and the Borrower shall have known or should have known of the falsity, misleading nature of or incorrectness of such representation or warranty when it was made, and the Borrower fails to cause such representation or warranty to cease to be materially false, misleading or incorrect within thirty (30) days after written notice of such materially false, misleading or incorrect representation or warranty shall have been delivered to the Borrower; or

      (f) If the Borrower shall default (as principal or guarantor or other surety or otherwise) in the payment of any principal of or premium, if any, or interest on any other Indebtedness in respect of borrowed money or any Capital Lease or in the deferred purchase price of property which, at the time of the Borrower's default in the payment thereof, has an unpaid balance in excess of One Million Dollars ($1,000,000.00), or if the Borrower defaults in the performance of or compliance with any term of any documents evidencing Indebtedness of the Borrower or of any agreement relating thereto, and (i) such default shall continue for more than the period of grace, if any, specified therein and shall not have been waived pursuant thereto, (ii) the Borrower shall not be contesting the amount or validity of, or its liability for, any such Indebtedness or Capital Lease or deferred purchase price of property in good faith and by appropriate proceedings promptly initiated and diligently conducted by the Borrower and in which all actions against the property of the Borrower have been stayed, and (iii) the holder of such Indebtedness has an immediate right under applicable law to accelerate the maturity of such Indebtedness by virtue of such default and expiration of the applicable grace period; or

      (g) If the Borrower shall discontinue its business or shall make an assignment for the benefit of its creditors, or shall fail generally to pay its debts as such debts become due, or shall apply for or consent to the appointment of or taking possession by a trustee, receiver or liquidator (or other similar official) of any substantial part of its property, or if the Borrower shall take any action in furtherance of its dissolution or liquidation; or

      (h) If the Borrower shall commence a case or have an order for relief entered against it under the federal bankruptcy laws, as now or hereafter constituted, or any other applicable bankruptcy, insolvency or other similar law, or if, within thirty (30) days after the commencement against the Borrower of a case under the Bankruptcy Code, as now or hereafter constituted, or any other applicable bankruptcy, insolvency or other similar law, such case shall have been consented to or shall not have been dismissed or all orders or proceedings thereunder affecting the operations or the business of the Borrower shall not have been stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if within sixty (60) days after the entry of a decree appointing a trustee, receiver or liquidator (or other similar official) of any substantial part of the property of the Borrower, such appointment shall not have been vacated; or

      (i) If a final uninsured judgment which, with other outstanding final judgments against the Borrower exceeds an aggregate of One Million Dollars ($1,000,000.00), shall be rendered against the Borrower and (i) if, prior to the availability of any execution thereon, such judgment shall not have been discharged or execution thereof shall not have been stayed pending appeal, or if, after the expiration of any such stay, such judgment shall not have been discharged, or (ii) the Borrower shall not have established adequate reserves on its books in respect of such final uninsurable judgment or judgments; or

      (j) If the Borrower experiences a Change in Control without the prior written consent of the Banks;

then (i) upon the occurrence of any Event of Default described in clause (h) of this Section 7 with respect to the Borrower, the Revolving Loan Commitment of each Bank shall terminate and the respective unpaid principal balances of the Revolving Notes together with all accrued interest thereon and all other Obligations of the Borrower to the Banks shall automatically become immediately due and payable, without presentment, demand, protest or other requirements of any kind, all of which are hereby expressly waived by the Borrower, or (ii) upon the occurrence of any other Event of Default referred to in this Section 7, the Agent, with the written consent of the Requisite Banks at any time at their option, shall by written notice to the Borrower, terminate the Banks' respective Revolving Loan Commitments and declare the respective unpaid principal balances of the Revolving Notes together with all accrued interest thereon and all other Obligations of the Borrower to the Banks to be due and payable in full to the Banks, without presentment, demand, protest or other requirements of any kind, all of which are hereby waived by the Borrower. Upon the occurrence of any Event of Default, the Banks shall have no obligation to make additional Revolving Loans to the Borrower, PNC shall have no obligation to issue or extend the expiration date of any Letters of Credit, and the Borrower shall immediately deposit with the Agent an amount in "good and collected" funds equal to the then-existing Letter of Credit Usage to secure all Obligations of the Borrower in respect of all outstanding Letters of Credit.
           Any amendment or modification of this Loan Agreement shall, except as otherwise expressly provided herein, require the affirmative written consent of the Requisite Banks; provided, notwithstanding anything herein to the contrary, the following shall require the affirmative written consent of all of the Banks:
(i) the termination, cancellation or release of any Loan Instrument, (ii) the decrease in the interest rate(s) borne by the Revolving Loans, other than decreases in the interest rate(s) borne by the Revolving Loans by virtue of any decreases in the Federal Funds Rate or the Adjusted LIBOR Rate, in each case as expressly contemplated herein, (iii) the decrease in the Letter of Credit Fee Percentage, (iv) any extension of the stated maturity date of the Revolving Loan Commitments pursuant to Section 2.1B hereof, (v) any extension of the due dates of any installments of accrued interest on the Revolving Loans, (vi) any reduction in the Pro Rata Share of any Bank except as expressly contemplated or permitted in this Loan Agreement, (vii) any change in the provision that Banks holding more than 60% of the Total Utilization of Revolving Loan Commitments constitute the Requisite Banks, (viii) any amendment, modification or termination of any Guaranty Agreement and/or any release of any Guarantor from any of its obligations thereunder, or (ix) any amendment of the provisions of this paragraph.

                                    SECTION 8
                                    REMEDIES


      8.   Remedies.

           8.1. Defaults. Upon the occurrence and during the continuation of any Event of Default, the Agent, at the direction of the Requisite Banks, shall proceed to protect and enforce the rights of the Banks by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein, in the Revolving Notes or in the other Loan Instruments, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby or by law. In case of a default in the payment of any principal of or premium, if any, or interest on the Revolving Notes or upon acceleration thereof, the Borrower will pay to the Banks such further amount as shall be sufficient to cover the costs and expenses of collection thereof, including (to the extent permitted by law), without limitation, reasonable attorneys' fees, expenses and disbursements (including allocable costs of in-house counsel of the Agent or any Bank).

           8.2. Offset. If any Event of Default shall occur and be continuing and regardless of whether or not the Banks have accelerated the maturity date of the Revolving Notes or any of the other Obligations, each Bank shall have the right then, or at any time thereafter, to setoff against any and all deposit balances and other sums and Indebtedness and other property then held or owed by that Bank to or for the credit or account of the Borrower, all without notice to or demand upon the Borrower or any other Person, all such notices and demands being hereby expressly waived by the Borrower, and in and on all of which the Borrower hereby grants each Bank a Lien to secure the payment of the Obligations. All amounts received by a Bank pursuant to the exercise of its right of setoff against any deposit balances or other sums and Indebtedness and other property then held or owed by such Bank to or for the credit or account of the Borrower shall be shared pro rata with the other Banks and applied to the payment of the Obligations in the manner set forth in Section 12.4 hereof.

           8.3. Rights Cumulative. All of the rights and remedies of the Banks and/or the Agent, in its capacity as agent for the Banks, as applicable, upon the occurrence of an Event of Default shall be cumulative to the greatest extent permitted by law, and shall be in addition to all those rights and remedies afforded the Banks at law or in equity or under the other Loan Instruments.

           8.4. Payment of Costs and Expenses. All of the costs, expenses, damages and liabilities, including, without limitation, all reasonable attorneys' fees, incurred by and imposed upon the Banks with respect to, in connection with or as a result of any action taken or omitted to be taken pursuant to this Loan Agreement and the other Loan Instruments shall be paid by, and shall be the sole and joint and several responsibility of, the Borrower.

                                    SECTION 9
                                    THE AGENT


      9.   The Agent.

           9.1. Appointment. Each Bank hereby irrevocably designates, appoints and authorizes PNC to act as Agent for such Bank under this Loan Agreement and to execute and deliver or accept on behalf of each of the Banks the other Loan Instruments. Each Bank hereby irrevocably authorizes, and each holder of any Revolving Note by the acceptance of such Revolving Note shall be deemed irrevocably to authorize, the Agent to take such action on behalf of such Bank and such holder under the provisions of this Loan Agreement and the other Loan Instruments and any other instruments and agreements referred to herein, and to exercise such powers and to perform such duties hereunder as are specifically delegated to or required of the Agent by the terms hereof, together with such powers as are reasonably incidental thereto. PNC agrees to act as the Agent on behalf of the Banks to the extent provided in this Loan Agreement.

           9.2. Delegation of Duties. The Agent may perform any of its duties hereunder by or through agents or employees (provided such delegation is exercised with reasonable care and does not constitute a relinquishment of its duties as Agent) and, subject to Sections 9.5, 9.6 and 9.7 hereof, shall be entitled to engage and pay for the advice or services of any attorneys, accountants or other experts concerning all matters pertaining to its duties hereunder and to rely upon any advice so obtained, provided reasonable care is used in the selection of the foregoing experts.

           9.3. Nature of Duties; Independent Credit Investigation. The Agent shall have no duties or responsibilities except those expressly set forth in this Loan Agreement and the other Loan Instruments and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Loan Agreement or shall otherwise exist. The duties of the Agent shall be mechanical and administrative in nature and shall include the duty to provide to each Bank an executed original of such Bank's Revolving Note and an executed original of this Loan Agreement and a copy of the other Loan Instruments; the Agent shall not have by reason of this Loan Agreement a fiduciary or trust relationship in respect of any Bank; and nothing in this Loan Agreement, expressed or implied, is intended to or shall be so construed as to impose upon the Agent any obligations in respect of this Loan Agreement except as expressly set forth herein. Each Bank expressly acknowledges (i) that the Agent has not made any representations or warranties to it and that no act which the Agent hereafter takes, including any review of the affairs of the Borrower, shall be deemed to constitute any representation or warranty by the Agent to any Bank; (ii) that it has made and will continue to make, without reliance upon the Agent, its own independent investigation of the financial condition and affairs and its own appraisal of the creditworthiness of the Borrower in connection with this Loan Agreement and the making and continuance of the Revolving Loans hereunder; and (iii) except as expressly provided herein, that the Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide any Bank with any credit or other information with respect thereto, whether coming into its possession before the making of any Revolving Loan or at any time or times thereafter

           9.4. Actions in Discretion of the Agent; Instructions from the Banks. The Agent agrees, upon the written request of the Requisite Banks, to take or refrain from taking any action of the type specified as being within the Agent's rights, powers or discretion herein; provided that the Agent shall not be required to take any action which exposes the Agent to legal liability or which is contrary to this Loan Agreement or any other Loan Instrument or applicable law. In the absence of a request by the Requisite Banks, the Agent shall have authority, in its sole discretion, to take or not to take any such action, unless this Loan Agreement specifically requires the consent of the Requisite Banks or all of the Banks. Any action taken or failure to act pursuant to such instructions or discretion shall be binding on the Banks, subject to the provisions of Section 9.6 hereof. Subject to the provisions of Section 9.6 hereof, no Bank shall have any right of action whatsoever against the Agent as a result of the Agent acting or refraining from acting hereunder in accordance with the instructions of the Requisite Banks or the Banks, as applicable, or in the absence of such instructions, in the absolute discretion of the Agent.

           9.5. Reimbursement and Indemnification of the Agent and the Banks by the Borrower. The Borrower unconditionally agrees to pay or reimburse the Agent and each Bank and save the Agent and each Bank harmless against (i) liability for the payment of all reasonable and necessary out-of-pocket costs, expenses and disbursements for which reimbursement is customarily obtained, including fees and expenses of counsel and consultants (including allocable costs of in-house counsel of the Agent and each Bank), incurred by the Agent and/or any Bank (a) in connection with the preparation, negotiation, printing, execution, administration, interpretation and performance of this Loan Agreement and the other Loan Instruments, (b) relating to any requested amendments, waivers or consents pursuant to the provisions hereof, (c) in connection with the enforcement of this Loan Agreement or any other Loan Instrument or collection of amounts due hereunder or thereunder or the proof and allowability of any claim arising under this Loan Agreement or any other Loan Instrument, whether in bankruptcy or receivership proceedings or otherwise, and (d) in any workout or restructuring or in connection with the protection, preservation, exercise or enforcement of any of the terms hereof or of any rights hereunder or under any other Loan Instrument or in connection with any foreclosure, collection or bankruptcy proceedings, and (ii) all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent and/or any Bank, in its capacity as such, in any way relating to or arising out of this Loan Agreement or any other Loan Instrument or any action taken or omitted by the Agent and/or any Bank hereunder or thereunder; provided that the Borrower shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (A) if the same results from the gross negligence or willful misconduct of the Agent or any Bank, or (B) if the Borrower were not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense, or (C) if the same results from a compromise or settlement agreement entered into without the consent of the Borrower which consent shall not be unreasonably withheld.

           9.6. Exculpatory Provisions. Neither the Agent nor any of its directors, officers, employees, agents or affiliates shall (i) be liable to any Bank for any action taken or omitted to be taken by it or them hereunder, or in connection herewith including pursuant to any other Loan Instruments, unless caused by its or their own gross negligence or willful misconduct, (ii) be responsible in any manner to any of the Banks for the effectiveness, enforceability,  genuineness,  validity  or  the  due  execution  of  this  Loan
Agreement or any other Loan Instrument or for any recital, representation, warranty, document, certificate, report or statement herein or made or furnished under or in connection with this Loan Agreement or any other Loan Instrument, or
(iii) be under any obligation to any of the Banks to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions hereof or thereof on the part of the Borrower, or the financial condition of the Borrower, or the existence or possible existence of any Event of Default or Potential Event of Default under the Loan Instruments. Neither the Agent nor any Bank nor any of their respective directors, officers, employees, agents, attorneys or affiliates shall be liable to the Borrower or any other Person for consequential damages resulting from any breach of contract, tort or other wrong in connection with the negotiation, documentation or administration of the Loan Instruments or the collection of the Revolving Loans.

           9.7. Reimbursement and Indemnification of the Agent by the Banks. Each Bank agrees to reimburse and indemnify the Agent (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so) in proportion to its Pro Rata Share from and against all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, in its capacity as such, in any way relating to or arising out of this Loan Agreement or any other Loan Instrument or any action taken or omitted by the Agent hereunder or thereunder, provided that no such reimbursement shall be required with respect to expenses incurred by the Agent during the time period through the Closing Date and no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements
(i) if the same relates to or arises out of the Agent's gross negligence or willful misconduct, or (ii) if such Bank was not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense, or (iii) if the same results from a compromise and settlement agreement entered into without the consent of the Requisite Banks, which consent shall not be unreasonably withheld.

           9.8. Reliance by the Agent. The Agent shall be entitled to rely upon any writing, telegram, telex or teletype message, facsimile, resolution, notice, consent, certificate, letter, cablegram, statement, order or other document or conversation by telephone or otherwise believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon the advice and opinions of counsel and other professional advisers selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action hereunder unless it shall first be indemnified to its satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

           9.9. Notice of Default. The Agent shall not be deemed to have knowledge or notice of the occurrence of any Potential Event of Default or Event of Default unless the Agent has received written notice from a Bank or the Borrower referring to this Loan Agreement, specifically describing such Potential Event of Default or Event of Default and stating that such notice is a "notice of default."

           9.10. The Banks in Their Individual Capacities. With respect to its Revolving Loan Commitment and the Revolving Loans made by it, the Agent shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not the Agent, and the term "Banks" shall, unless the context otherwise indicates, include the Agent in its individual capacity. PNC and its Affiliates and each of the Banks and their respective Affiliates may, without liability to account, except as prohibited herein, make loans to, accept deposits from, discount drafts for, act as trustee under indentures of, and generally engage in any kind of banking or trust business with, the Borrower and its Affiliates, in the case of the Agent, as though it were not acting as Agent hereunder and in the case of each Bank, as though such Bank were not a Bank hereunder.

           9.11. Holders of Revolving Notes. The Agent may deem and treat any payee of any Revolving Note as the owner thereof for all purposes hereof unless and until written notice of the assignment or transfer thereof shall have been filed with the Agent. Any request, authority or consent of any Person who at the time of making such request or giving such authority or consent is the holder of any Revolving Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Revolving Note or of any Revolving Note or Revolving Notes issued in exchange therefor.

           9.12. Equalization of the Banks. The Banks and the holders of any participations in any Revolving Notes agree among themselves that, with respect to all amounts received by any Bank or any such holder for application on any Obligation hereunder or under any Revolving Note or other Loan Instrument or under any such participation, whether received by voluntary payment, by realization upon security, by the exercise of the right of setoff or banker's lien, by counterclaim or by any other non-pro rata source, equitable adjustment will be made in the manner stated in the following sentence so that, in effect, all such excess amounts will be shared ratably among the Banks and such holders in proportion to their interests in payments under the Revolving Notes. The Banks or any such holder receiving any such amount shall purchase for cash from each of the other Banks an interest in such Bank's Revolving Loans in such amount as shall result in a ratable participation by the Banks and each holder in the aggregate unpaid amount under the Revolving Notes, provided that if all or any portion of such excess amount is thereafter recovered from the Bank or the holder making such purchase, such purchase shall be rescinded and the purchase price restored to the extent of such recovery, together with interest or other amounts, if any, required by law (including court order) to be paid by the Bank or the holder making such purchase.

           9.13. Successor Agent. The Agent may resign as Agent with the consent of the Borrower, such consent not to be unreasonably withheld, upon not less than thirty (30) days prior written notice given to the Borrower and the Banks. If the Agent shall resign under this Loan Agreement, then either (i) the Requisite Banks shall appoint from among the Banks a successor agent for the Banks, subject to the consent to such successor agent by the Borrower, such consent not to be unreasonably withheld, or (ii) if a successor agent shall not be so appointed and approved within the thirty (30) day period following the Agent's notice to the Banks of its resignation, then the Agent shall appoint, with the consent of the Borrower, such consent not to be unreasonably withheld, a successor agent who shall serve as Agent until such time as the Requisite Banks appoint, and the Borrower consents, which consent shall not be unreasonably withheld, to the appointment of, a successor agent. Upon its appointment pursuant to either clause (i) or (ii) above, such successor agent shall succeed to the rights, powers and duties of the Agent and the term "Agent" shall mean such successor agent, effective upon its appointment, and the former Agent's rights, powers and duties as Agent shall be terminated without any other or further act or deed on the part of such former Agent or any of the other parties to this Loan Agreement. After the resignation of any Agent hereunder, the provisions of this Section 9.13 shall not by reason of such resignation be deemed to release the Agent from liability for any actions taken or not taken by it while it was the Agent under this Loan Agreement.

           9.14. Calculations. In the absence of gross negligence or willful misconduct, the Agent shall not be liable for any error in computing the amount payable to any Bank whether in respect of the Revolving Loans or the fees or other amounts due to the Banks under this Loan Agreement. In the event an error in computing any amount payable to any Bank is made, the Agent, the Borrower and each affected Bank shall, forthwith upon discovery of such error, make such adjustments as shall be required to correct such error, and any compensation therefor will be calculated at the Federal Funds Rate.

          9.15. Beneficiaries. Except as set forth in Sections 9.5 and 9.13 hereof, the provisions of this Section 9 are solely for the benefit of the Agent and the Banks, and the Borrower shall not have any right to rely on or enforce any of the provisions hereof. In performing its functions and duties under this Loan Agreement, the Agent shall act solely as agent of the Banks and does not assume and shall not be deemed to have assumed any obligation toward or relationship of agency or trust with or for the Borrower or any other Person.

                                   SECTION 10
                         ASSIGNMENTS AND PARTICIPATIONS


      10. Assignments and Participations in Revolving Loans and Revolving Notes.

           10A. Each Bank shall have the right at any time, upon prior written notice to, and with the prior written consent of, the Borrower and the Agent, which consent shall not be unreasonably withheld, to sell, assign, transfer or negotiate all or a permitted portion of such Bank's Revolving Loans and Revolving Loan Commitment to one or more Eligible Assignees. Each Bank shall, following a demand by the Borrower after a demand by such Bank pursuant to
Section 2.2G(ii), 2.6C, 2.8A, 2.8B or 2.8C hereof, or upon the failure by a Bank to extend the Revolving Loan Commitment Termination Date pursuant to Section
2.1B hereof, sell, assign, transfer or negotiate all or any part of its Revolving Loans and Revolving Loan Commitment to one or more Eligible Assignees selected or approved by the Borrower; provided that prior to receiving any confidential or other material information regarding the Borrower or the transactions contemplated by this Loan Agreement, any Eligible Assignee shall have entered into a Confidentiality Agreement; provided further that any such assignment shall become effective five (5) Business Days after the Agent's receipt of (x) a written notice of such assignment from the assigning Bank, (y) processing and recordation fees of Three Thousand Five Hundred Dollars ($3,500) from the assigning Bank in connection with the Agent's recording of such sale, assignment, transfer or negotiation, as provided in Section 10F. hereof, and (z) an Assignment Agreement executed by the assignee and assignor; provided still further that no Bank shall make any assignment to any Eligible Assignee in a principal amount of less than Five Million Dollars ($5,000,000) unless, after giving effect to such assignment, the assigning Bank will have no Revolving Loans or Revolving Loan Commitment hereunder; provided still further, each such assignment made as a result of a demand by the Borrower pursuant to this Section 10.A shall be arranged by the Borrower at its expense (including without limitation, the processing and recordation fee referred to in (y) above) after consultation with the Agent, shall be to an Eligible Assignee(s) acceptable to the Agent as confirmed in a written notice to the Borrower, and shall be either an assignment of all of the rights and obligations of the assigning Bank under this Loan Agreement or an assignment of a portion of such rights and obligations made concurrently with another assignment or other such assignments which together constitute all of the rights and obligations of the assigning Bank under this Loan Agreement. In the case of any sale, assignment, transfer or negotiation of all or part of the Revolving Loans and the Revolving Loan Commitments authorized under this Section 10.A, the assignee, transferee or recipient shall have, to the extent of such sale, assignment, transfer or negotiation, the same rights, benefits and obligations as it would if it were a Bank hereunder, including, without limitation (x) the right to approve or disapprove actions which, in accordance with the terms hereof, require the approval of the Requisite Banks or the Banks, as applicable, and (y) the obligation to fund Revolving Loans directly to the Agent pursuant to Section 2 hereof. Upon its receipt of any Assignment Agreement delivered by an assigning Bank pursuant to this Section 10.A, the Agent shall record the information contained therein in the records of the Agent.

           10B. Notwithstanding Section 10.A hereof, each Bank may grant participations in all or any part of its Revolving Loans and Revolving Loan Commitment to one or more of its Affiliates; provided that (i) any such disposition shall not, without the consent of the Borrower, require the Borrower to file a registration statement with the Securities and Exchange Commission or apply to qualify the Revolving Loans or the Revolving Notes or any other Loan

Instrument under the blue sky law of any state; (ii) the holder of any such participation shall not be entitled to require such Bank to take or omit to take any action hereunder except action directly extending the final maturity of any portion of the principal amount of or interest on a Revolving Loan allocated to such participation or a reduction of the principal amount of or the rate of interest payable on the Revolving Loans, or payments due in repayment of draws under Letters of Credit allocable to such participation; and (iii) neither the Agent nor the Borrower shall have any duty or obligation to deal directly with the holder of any such participation but instead shall be entitled to continue to deal directly with the Bank that granted such participation.

           10C. No Bank shall, as between the Borrower and that Bank, be relieved of any of its obligations hereunder as a result of any granting of participations in all or any part of the Revolving Loans or Revolving Loan Commitment or other Obligations owed to such Bank to any Affiliate of such Bank. Each Bank shall, as between the Borrower and that Bank, be relieved of its obligations hereunder as a result of any sale, assignment, transfer or negotiation of all or any part of the Revolving Loans or Revolving Loan Commitment of that Bank or other Obligations owed to such Bank made in accordance with Section 10.A hereof.

           10D. Notwithstanding the provisions of Section 10.A. hereof, no Bank shall be entitled to assign all or any portion of its Revolving Loans or Revolving Loan Commitment under this Loan Agreement pursuant to Section 10.A. hereof unless (x) such assigning Bank shall have given the other Banks a first right to acquire or purchase the portion of the Bank's Revolving Loans and Revolving Loan Commitment being assigned. The assigning or selling Bank shall notify the Agent of the amount of its Revolving Loans and Revolving Loan Commitment it intends to transfer and the Agent shall give each other Bank notice thereof and shall determine within forty-five (45) days the amount, if any, that the other Banks elect to acquire, such amount to be allocated pro rata among such Banks in accordance with their respective Revolving Loan Commitments unless such Banks otherwise agree to the contrary. The provisions of this
Section 10.D. shall not apply to the sale by any Bank of participations in its Revolving Loans and Revolving Loan Commitment to any Affiliate of such Bank.

           10E.  In the event any Bank  becomes an  Affected  Bank  pursuant  to
Section 2.1B, 2.2G, 2.6C, 2.8A, 2.8B or 2.8C hereof and the Borrower elects, at its sole option, to replace the Affected Bank with an Eligible Assignee(s) selected by the Borrower and approved of in writing by the Agent, which approval shall not be unreasonably withheld, the Borrower shall, prior to selecting any replacement Eligible Assignee for the Affected Bank, offer to the other Banks for a period of sixty (60) days the right to increase their respective Revolving Loan Commitments by an aggregate amount equal to the Revolving Loan Commitment of the Affected Bank, such Revolving Loan Commitment of the Affected Bank to be allocated pro rata among the other Banks in accordance with their respective Revolving Loan Commitments unless such other Banks otherwise agree to the contrary. In the event the Banks (other than the Affected Bank) elect not to increase their respective Revolving Loan Commitments or fail to respond to the Borrower within the sixty (60) day period referenced above, the Borrower shall have the right to replace the Affected Bank with an Eligible Assignee(s). Each Bank agrees that, in the event it becomes an Affected Bank, such Bank will sell its Revolving Loan and Revolving Loan

Commitment to the other Banks and/or an Eligible Assignee(s), as the case may be, if directed by the Borrower, in accordance with the provisions of this
Section 10.E. The Affected Bank and the Eligible Assignee(s) shall be obligated to execute and deliver an Assignment Agreement in favor of the Agent.

           10F. Notwithstanding the provisions of Section 10A, no consent of the Borrower shall be required as a condition to any sale, assignment, transfer or negotiation pursuant to Section 10A if such sale, assignment, transfer or negotiation occurs following a Potential Event of Default that has not either been cured in a manner permitted under this Loan Agreement and the other Loan Instruments or expressly waived in writing by all of the Banks or by the Agent with the consent of all of the Banks. Without limitation of the foregoing or of
Section 10A, Borrower shall not unreasonably withhold its consent to any sale, assignment, transfer or negotiation requested by a Bank pursuant to Section 10A if such request is made with regard to a prospective assignee contacted by the Agent for the purpose of facilitating the syndication of the funding for all or part of the Obligations. Each sale, assignment, transfer or negotiation by a Bank pursuant to Section 10A, other than a sale, assignment, transfer or negotiation to an Affiliate of such Bank, shall, at the sole and exclusive option of the Agent, be conditioned upon the payment to the Agent by the assigning Bank of a service fee in the amount of $3,500 as a condition precedent to such sale, assignment, transfer or negotiation.

                                   SECTION 11
                                   INDEMNITY

           The Borrower shall indemnify and hold harmless the Banks, their respective successors, assigns, agents and employees, from and against any and all claims, actions, suits, proceedings, costs, expenses, damages, fines, penalties and liabilities, including, without limitation, reasonable attorneys' fees and costs, arising out of and/or connected with the transactions contemplated hereunder. Provided, the Borrower shall have no obligation to indemnify the Banks for any loss caused by the Banks' gross negligence or willful misconduct. At each Bank's request, the Borrower shall, at its own cost and expense, defend or cause to be defended any and all such actions or suits that may be brought against the applicable Bank and, in any event, shall satisfy, pay and discharge any and all judgments, awards, penalties, costs and fines that may be recovered against the applicable Bank in any such action, plus all attorneys' fees and costs related thereto to the extent permitted by applicable law; provided, however, that each Bank shall give the Borrower, to the extent the applicable Bank seeks indemnification from the Borrower under this Section 11, written notice of any such claim, demand or suit as soon as practicable after the applicable Bank has received written notice thereof, and the applicable Bank shall not settle any such claim, demand or suit, if the applicable Bank seeks indemnification therefor from the Borrower, without first giving notice to Borrower of the applicable Bank's desire to settle and obtaining the consent of Borrower to the same, which consent Borrower hereby agrees not to unreasonably withhold.

                                   SECTION 12
                                  MISCELLANEOUS

           12.1. Submission to Jurisdiction, etc. The Borrower hereby irrevocably agrees that any legal action, suit or proceeding against the Borrower with respect to the obligations and liabilities of the Borrower hereunder or any other matter under or arising out of or in connection with this loan Agreement or for recognition or enforcement of any judgment rendered in any such action, suit or proceeding may be brought in the United States District Court of the Western District of Kentucky or in the courts of the Commonwealth of Kentucky, as the Requisite Banks may elect, and, by execution and delivery of this Loan Agreement, the Borrower hereby irrevocably accepts and submits to the non-exclusive jurisdiction of each of the aforesaid courts in personam generally and unconditionally with respect to any such action, suit or proceeding involving the Borrower and in respect of the Borrower's property. The Borrower further agrees that final judgment against the Borrower in any action, suit or proceeding referred to herein shall be conclusive after all appeals have been exhausted or waived by the Borrower, and may thereafter be enforced in any other jurisdiction, within or outside the United States of America, by suit on the judgment, a certified or exemplified copy of which shall be conclusive evidence of the fact and of the amount of the Borrower's obligations and liabilities. The Borrower further irrevocably consents and agrees to the service of any and all legal process, summons, notices and documents out of any of the aforesaid courts in any such action, suit or proceeding by mailing copies thereof by registered or certified air mail, postage prepaid, to the Borrower at the address set forth in Section 12.3 below or by serving copies thereof upon any statutory agent for service of process of the Borrower. The Borrower agrees that service upon the Borrower as provided for herein shall constitute valid and effective personal service upon the Borrower and that the failure of any statutory agent to give any notice of such service to the Borrower shall not impair or affect in any way the validity of such service or any judgment rendered in any action or proceeding based thereon. Nothing herein shall, or shall be construed so as to, limit the right of the Banks to bring actions, suits or proceedings with respect to the obligations and liabilities of the Borrower under, or any other matter arising out of or in connection with, this Loan Agreement and/or the other Loan Instruments, or for recognition or enforcement of any judgment rendered in any such action, suit or proceeding, in the courts of whatever jurisdiction in which property of the Borrower may be found or as otherwise shall to the Requisite Banks seem appropriate, or to affect the rights to service of process in any jurisdiction in any manner permitted by law. In addition, the Borrower hereby irrevocably and unconditionally waives any objection which the Borrower may now or hereafter have to the laying of venue of any of the aforesaid actions, suits or proceedings arising out of or in connection with this Loan Agreement and/or the other Loan Instruments brought in the Circuit Court of Jefferson County, Kentucky or in the United States District Court for the Western District of Kentucky, and hereby further irrevocably and unconditionally waives and agrees not to plead or claim that any such action, suit or proceeding brought in either such court has been brought in an inconvenient forum.

           12.2. Role of the Banks. Notwithstanding any of the terms or conditions hereof or of the other Loan Instruments to the contrary, the Banks shall not have, and by their execution and acceptance of this Loan Agreement hereby expressly disclaim, any obligation or responsibility for the management, conduct or operation of the business and affairs of the Borrower. Any term or condition hereof, or of any of the other Loan Instruments, permitting the Banks to take or refrain from taking any action with respect to the Borrower shall be deemed solely to permit the Banks to audit and review the management, operation and conduct of the business and affairs of the Borrower, and may not be relied upon by any other Person. Further, the Banks shall not have, have not assumed, and by their execution and acceptance of this Loan Agreement hereby expressly disclaim, any liability or responsibility for the payment or performance of any indebtedness or obligation of the Borrower, and no term or condition hereof, or of any of the other Loan Instruments, shall be construed otherwise.

           12.3. Notices. All notices required or permitted to be given hereunder shall be given in writing and shall be personally delivered or sent by telecopier, by express courier service or by registered or certified United States mail, return receipt requested, postage prepaid, addressed as follows (or to such other address as to which any party hereto shall have given the other written notice):

If to the Borrower:  Steel Technologies Inc.
                     15415 Shelbyville Road
                     Louisville, KY 40245
                     Attn: Mr. Joseph P. Bellino
                     Chief Financial Officer
                     Telephone: (502) 245-2110
                     Telecopy: (502) 245-3821

                     cc:Steel Technologies Inc.
                     15415 Shelbyville Road
                     Louisville, Kentucky 40245
                     Attn:  John M. Baumann, Esq.
                     Secretary/Corporate Counsel
                     Telephone: (502) 245-0322
                     Telecopy: (502) 245-0542

If to the Banks:     At  the  telecopy  number or  address  specified  below the signature of the applicable Bank

                     cc:  Ms. Arlene M. Ohler
                     Vice President Manager
                     PNC Capital Markets Agency Services
                     Multi-Bank Loan Administration
                     One PNC Plaza
                     Fifth Avenue and Wood Street
                     Pittsburgh, PA 15265

                     Telephone: (412) 762-3627
                     Telecopy: (412) 762-8672
                     cc:  Arthur A. Rouse, Esq.
                     Wyatt, Tarrant & Combs
                     2700 Citizens Plaza
                     Louisville, KY 40202
                     Telephone: (502) 562-7508
                     Telecopy: (502) 589-0309

           All notices hereunder shall be deemed given upon the earliest of (a) actual delivery in person or by telecopier, (b) one (1) Business Day after delivery to an express courier service, or (c) three (3) Business Days after having been deposited in the United States mails, in accordance with the foregoing.

           12.4. Ratable Sharing. Each Bank agrees with each other Bank that (i) with respect to all amounts received by them which are applicable to the payment of principal of or interest on the Revolving Loans and amounts payable in respect of the Letters of Credit or Commitment Fees, including, without limitation, all amounts received by such Bank pursuant to the exercise of the right of setoff pursuant to Section 8.2 hereof, equitable adjustment will be made so that, in effect, all such amounts will be shared among the Banks proportionately in accordance with their respective Pro Rata Shares whether received by voluntary payment, by the exercise of the right of set-off or banker's lien, by counterclaim or cross action or by the enforcement of any or all of the Obligations, and (ii) if any of them shall exercise any right of counterclaim, setoff, banker's lien or similar right with respect to amounts owed by the Borrower hereunder or in respect of the Letters of Credit, that Bank shall apportion the amount recovered as a result of the exercise of such right pro rata in accordance with (a) all amounts outstanding at such time owed by the Borrower to it hereunder, and (b) all amounts otherwise owed by the Borrower to it, and (iii) if any of them shall thereby through the exercise of any right of counterclaim, set-off, banker's lien or otherwise, or as adequate protection of a deposit treated as cash collateral under the Bankruptcy Code, receive payment or reduction of a proportion of the aggregate amount of principal and interest due with respect to the Revolving Loans made by that Bank or amounts payable in respect of any Letter of Credit or any participation therein, or any other amount payable hereunder (collectively, the "Aggregate Amount Due" to such Bank), which is greater than the proportion received by any other Bank in respect of the Aggregate Amount Due to such other Bank, then the Bank receiving such proportionately greater payment shall (y) notify each other Bank and the Agent of such receipt and (z) purchase participations (which it shall be deemed to have done simultaneously upon the receipt of such payment) in the Aggregate Amounts Due to the other Banks so that all recoveries of Aggregate Amounts Due shall be shared by the Banks in proportion to their respective Pro Rata Shares; provided that if all of part of such proportionately greater payment received by such purchasing Bank is thereafter recovered from such Bank, those purchases shall be rescinded and the purchase prices paid for such participations shall be returned to that Bank to the extent of such recovery, but without interest. The Borrower expressly consents to the foregoing arrangements and agrees that any participant in respect of any Revolving Loan may exercise any and all rights of banker's lien, set-off or counterclaim with respect to any and all rights of banker's lien, set-off or counterclaim with respect to any and all monies owing by the Borrower to that participant as fully as if that participant were a Bank in the amount of such participation held by that participant.

           12.5. Waiver. No course of dealing in respect of, nor any omission or delay in the exercise of, any right, power, remedy or privilege by the Banks shall operate as a waiver thereof, nor shall any right, power, remedy or privilege of the Banks be exclusive of any other right, power, remedy or privilege referred to herein or in any related document or now or hereafter available at law, in equity, in bankruptcy, by statute or otherwise. Each such right, power, remedy or privilege may be exercised by the Banks, either independently or concurrently with others, and as often and in such order as the Banks may deem expedient. No waiver or consent granted by the Banks in respect of this Loan Agreement, the Revolving Notes or the other Loan Instruments shall be binding upon the Banks unless specifically granted in writing by a duly authorized officer of each Bank, which writing shall be strictly construed.

           12.6. Survival of Representations and Warranties. All representations, warranties and covenants of the Borrower contained herein or in the other Loan Instruments or made pursuant hereto shall survive the execution and delivery of the Loan Instruments. Further, the indemnities set forth in Sections 5.11 and 11 hereof shall survive the payment of the Revolving Notes and the other Obligations.

           12.7. Invalidity. If any part of this Loan Agreement shall be adjudged invalid or unenforceable, whether in general or in any particular circumstance, then such partial invalidity or enforceability shall not cause the remainder of this Loan Agreement to be or to become invalid or unenforceable, and if a provision hereof is held invalid or unenforceable in one or more of its applications, the parties hereto agree that said provision shall remain in effect in all valid applications that are severable from the invalid or unenforceable application or applications.

           12.8. Assignment. This Loan Agreement may not be assigned by the Borrower without the prior written consent of the Banks. All rights of the Banks hereunder shall inure to the benefit of their respective permitted successors and assigns, and all obligations, covenants and agreements of the Borrower shall bind its successors and assigns, if any.

           12.9. Governing Law. This Loan Agreement and the rights and obligations of the parties hereunder shall, in all respects, be governed by and construed in accordance with the laws of the Commonwealth of Kentucky.

           12.10. Section Headings. The section headings of this Loan Agreement are inserted herein solely for convenience of reference and shall not affect the construction or interpretation of the provisions hereof.

           12.11. Entire Agreement. This Loan Agreement, the Revolving Notes and the other Loan Instruments constitute the entire agreement among the Banks and the Borrower with respect to the subject matter hereof.

           12.12. Costs and Expenses. The Borrower agrees to reimburse PNC for all charges, expenses, out-of-pocket costs and fees incurred by PNC in the preparation, negotiation, documentation, amendment, execution and administration (other than the ordinary and customary expenses of administration) of this Loan Agreement and all other Loan Instruments, including without limitation: the reasonable fees of PNC's counsel and agreed loan or commitment fees. All obligations of the Borrower under this Section 12.12 shall survive the termination or cancellation of this Loan Agreement for any reason whatsoever.

           12.13. Time of the Essence. Time shall be of the essence in the payment and performance of all of the Borrower's obligations under this Loan Agreement, the Revolving Notes and the other Loan Instruments.

           12.14. No Oral Modifications. This Loan Agreement may be modified only in writing executed by the Requisite Banks (or all of the Banks to the extent applicable) and the Borrower.
           12.15. Counterparts. This Loan Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which shall constitute one and the same instrument.

           12.16. Delivery to the Agent Only. Notwithstanding any provision or inference to the contrary set forth herein, all notices, financial statements, certificates, documents, instruments and other items or information required to be given, provided, furnished or delivered by the Borrower under this Loan Agreement shall be delivered solely to the Agent and not to all of the Banks, unless the Borrower at its sole option otherwise elects to deliver any such notices, financial statements, certificates, documents, instruments and other items or information to all of the Banks.

                 [Signatures Commence on Next Page]

           IN WITNESS WHEREOF, the parties hereto have caused this Loan Agreement to be duly executed as of the day and year first above written.

                               (the "Borrower")

                               STEEL TECHNOLOGIES INC.

                               By:________________________________
                                          (signature)

                               Name:______________________________
                                          (type or print)

                               Title:_____________________________
                                          (type or print)



                               ("PNC")

                               PNC BANK, NATIONAL ASSOCIATION


                               By:________________________________
                                          (signature)

                               Name:______________________________
                                          (type or print)

                               Title:_____________________________
                                          (type or print)

                               Address:   PNC Bank, National Association
                                          Energy, Metals and Mining
                                          249 Fifth Avenue
                                          P1-POPP-03-3
                                          Pittsburgh, PA 15222-2707
                                          Attn: David W. Mengel
                                          Senior Vice President
                                          Telephone: (412) 762-2524
                                          Telecopy: (412) 705-3232

                               ("National City")

                               NATIONAL CITY BANK OF KENTUCKY

                               By:________________________________
                                          (signature)

                               Name:______________________________
                                          (type or print)

                               Title:_____________________________
                                          (type or print)

                               Address:   101 South Fifth Street
                                          Louisville, KY 40202
                                          Attn: Deroy Scott
                                          Vice President
                                          Telephone: (502) 581-7821
                                          Telecopy: (502) 581-4424


                               ("NBD")

                               NBD BANK, N.A.


                               By:________________________________
                                          (signature)

                               Name:______________________________
                                          (type or print)

                               Title:_____________________________
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
                                          Attn: Randall K. Stephens
                                          Telephone: (317) 266-6704
                                          Telecopy: (317) 266-6042

                               ("SunTrust")

                               SUNTRUST BANK, NASHVILLE, N.A.


                               By:________________________________
                                          (signature)

                               Name:______________________________
                                          (type or print)

                               Title:_____________________________
                                          (type or print)

                               Address:   201 Fourth Avenue North
                                          Nashville, TN 37219
                                          Attn: Jeffrey L. Howard
                                             Group Vice President
                                          Telephone: (615) 748-5579
                                          Telecopy: (615) 259-4119

                               ("Star")

                               STAR BANK, N.A.


                               By:________________________________
                                          (signature)

                               Name:______________________________
                                          (type or print)

                               Title:_____________________________
                                          (type or print)

                               Address:   One Financial Square
                                          Louisville, KY 40202-3322
                                          Attn: Mr. Phillip L. Marshall
                                          Telephone: (502) 562-6486
                                          Telecopy: (502) 560-8111

                               (collectively, the "Banks")

                               (the "Agent")

                               PNC BANK, NATIONAL ASSOCIATION, in its capacity as Agent


                               By:________________________________
                                          (signature)

                               Name:______________________________
                                          (type or print)

                               Title:_____________________________
                                          (type or print)

                                  Exhibit 10.12
                             AMENDED AND RESTATED
                            STEEL TECHNOLOGIES INC.
                       NONEMPLOYEE DIRECTORS STOCK PLAN

1.  Purpose.  The Amended  and  Restated  Steel  Technologies  Inc.  Nonemployee
Directors Stock Plan (the "Restated Plan") is intended to increase the proprietary interest of nonemployee members of the Board of Directors (the "Board") of Steel Technologies Inc. (the "Company") by providing further opportunity for ownership of the Company's common stock (the "Stock"), and to increase their incentive to contribute to the success of the Company's business.


2.    Shares of Stock.

      (a) Shares Reserved for Issuance. Shares of Stock which may be issued under the Restated Plan may either be authorized but unissued shares or issued shares which have been reacquired by the Company, provided that the total number of shares of Stock which shall be reserved and available for issuance under the Restated Plan shall not exceed 25,000 shares, subject to adjustment pursuant to paragraph (b) below.

      (b) Capital Adjustments. In the event of a change in the number or class of shares of Stock as a result of any reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation or other similar change in capitalization, the maximum number or class of shares available for issuance under the Restated Plan, and the number or class of Stock to be delivered hereunder shall be proportionately adjusted to reflect any such change.

3.    Stock in Lieu of Directors Fees.

      (a) Mandatory Portion. For each calendar year commencing with the calendar year beginning January 1, 1999, each member of the Board who is not an employee of the Company or any of its subsidiaries (an "Eligible Director") and has not attained, as of the first day of any such year, the age of 60, shall receive a whole number of shares of Stock equal in value to 50% of the annual retainer fee (the "Fee") to be earned by the Eligible Director during each such calendar year. Such shares of Stock shall be received in lieu of the payment of cash in respect of 50% of such Fee. Such shares shall be issued to each Eligible Director, in substantially equal installments, on the scheduled date of the Regular Meetings of the Board of Directors (the "Normal Stock Payment Date").

      The number of shares of Stock which each Eligible Director shall be entitled to receive pursuant to this paragraph (a) shall be equal to 50% of the amount of the Fee which otherwise would have been payable to such Eligible Director (during the calendar quarter) divided by the Fair Market Value (as hereinafter defined) on the first trading day of the week which includes the Normal Stock Payment Date. "Fair Market Value" shall mean, as of any specified date, the average of the high and low trading price of a share of Stock as reported on the National Association of Securities Dealers Automated Quotation System or, if the Stock is admitted to trade on a national securities exchange, on such exchange. The value of fractional shares shall be paid to the Eligible Director in cash.

      (b) Elective Portion. In addition to the shares of Stock received pursuant to Section 3 (a) hereof, for each calendar year commencing with the calendar year beginning January 1, 1999: (i) each Eligible Director subject to Section 3
(a) hereof may elect to receive a whole number of shares of Stock equal in value (determined in accordance with paragraph (a) above) to either 0% or 100% of the remaining 50% of his or her Fee to be earned by the Eligible Director during each such calendar year, and (ii) each Eligible Director not subject to Section 3 (a) hereof may elect to receive a whole number of shares of Stock equal in value (determined in accordance with paragraph (a) above) to either 0%, 50%, or 100% of his or her Fee to be earned by the Eligible Director during each such calendar year. Such shares of Stock shall be received in lieu of the payment of cash in respect of the specified percentage of such Fee. Such shares shall be issued to each such Eligible Director, in substantially equal installments, on the Normal Stock Payment Dates. The value of fractional shares shall be paid to the Eligible Director in cash.

4. Timing and Form of Elections. Any election described in Section 3 (b) hereof:

      (a) shall be in the form of a document executed by the director and filed with the Secretary of the Company; and

      (b) shall continue until a director ceases to be a director of the Company or until he or she terminates or modifies such election by written notice to the Secretary of the Company, as described below.

5. Term of Plan. The Restated Plan shall become effective upon its approval by the Board and shall apply to all Fees earned by Eligible Directors for services rendered to the Company on and after January 1, 1999. The Restated Plan shall remain in effect until all shares of Stock reserved for issuance under the original Steel Technologies Inc. Non Employee Directors Stock Plan adopted by the Board of Directors in 1996 ("Original Plan") have been issued, unless sooner terminated by the Board.

6. Administration of the Plan. This Restated Plan shall be administered by the Secretary of the Company, who shall have the authority to adopt rules and regulations for carrying out the Restated Plan and to interpret, construe and implement the provisions thereof.

7. Amendment and Termination. The Board may at any time and from time to time alter, amend, suspend or terminate the Restated Plan in whole or in part. No amendment, modification or termination of the Restated Plan shall in any manner adversely affect the rights of any Eligible Director with respect to shares of Stock to which he or she became entitled prior to such amendment, modification or termination or with respect to Deferred Shares (as defined in the Original Plan) that have been credited to his or her account pursuant to the Original Plan.

      Except as provided in the Original Plan in the event the Restated Plan is terminated, Deferred Shares and Dividend Equivalents (as each are defined in the Original Plan) shall be distributed at such time and in such manner as the Board shall determine, no later than they would have been distributed pursuant to the election applicable thereto.

8. Compliance with Securities Laws. The Company may require any Eligible Director to whom Stock is issued, as a condition of receiving such Stock, to give written assurances in substance and form satisfactory to the Company and its counsel to the effect that such person is acquiring the Stock for his or her own account for investment and not with any present intention of selling or otherwise distributing the same, and to such other effects as the Company deems necessary or appropriate in order to comply with Federal and applicable state securities laws.

9. Right to Continue as Director. Nothing in this Restated Plan shall be construed as conferring any right upon any director to continuance as a member of the Board.

10. No Shareholder Rights Conferred. Nothing in this Restated Plan shall be deemed to confer on an Eligible Director any rights of a shareholder with regard to shares of Stock until such shares are issued and delivered pursuant to the terms of the Restated Plan.

11. Compliance with Rule 16b-3. This Restated Plan is intended to comply with the applicable provisions of Rule 16b-3, as amended from time to time, under the Exchange Act, and shall be construed to so comply.

12. Governing Law. This Restated Plan and all rights hereunder shall be construed in accordance with and governed by the laws of the Commonwealth of Kentucky.

                                   EXHIBIT 13
                       1999 ANNUAL REPORT TO SHAREHOLDERS

Steel Technologies Inc.
Selected Financial Data
(In thousands, except per share results)

                                                                Years ended September 30
                                            ----------------------------------------------------
INCOME STATEMENT DATA                        1999       1998        1997       1996       1995
------------------------------------------------------------------------------------------------
Sales ...................................   $411,389   $383,907   $345,624   $294,161   $252,730
Cost of goods sold ......................    353,782    339,811    308,448    253,845    222,121
Gross profit ............................     57,607     44,096     37,176     40,316     30,609
Selling, general and administrative
  expense ...............................     26,108     22,144     19,989     18,811     16,185
Equity in net income of unconsolidated
  corporate joint venture ...............      1,095        537      1,609      1,672      1,414
Operating income ........................     32,594     22,489     18,796     23,177     15,838
Income before income taxes ..............     25,233     16,410     13,123     18,169     11,298
Net income ..............................     15,572      9,803      8,502     11,686      7,423
Diluted earnings per common share .......   $   1.38   $   0.82   $   0.71   $   0.97   $   0.61
Diluted weighted average number of common
  shares outstanding ....................     11,256     11,989     12,057     12,064     12,227
Basic earnings per common share .........   $   1.39   $   0.82   $   0.71   $   0.98   $   0.61
Basic weighted average number of common
  shares outstanding ....................     11,230     11,942     11,976     11,980     12,147
Cash dividends per common share .........   $   0.11   $   0.10   $   0.10   $   0.09   $   0.08


                                                               September 30
                                            ----------------------------------------------------
BALANCE SHEET DATA                            1999       1998       1997       1996       1995
------------------------------------------------------------------------------------------------
Working capital .........................   $ 89,418   $ 80,319   $ 90,317   $ 65,265   $ 53,385
Total assets ............................    289,105    266,481    257,510    217,141    194,730
Long-term debt ..........................     90,209     88,300     97,190     67,260     68,645
Shareholders' equity ....................    124,439    113,676    108,829    101,361     92,997


                                                          Years ended September 30
                                            ----------------------------------------------------
OTHER DATA                                    1999       1998       1997       1996       1995
------------------------------------------------------------------------------------------------
Capital expenditures, including
acquisitions and investments in joint
 ventures ...............................   $ 18,304   $ 25,414   $ 25,341   $  6,473   $ 37,914
Shareholders' equity per common share ...      11.17       9.81       9.07       8.47       7.67
Depreciation and amortization ...........     12,852     11,860     10,500      9,535      7,157


Steel Technologies Inc.
Selected Quarterly Financial Data
(In thousands, except per share results)


Fiscal Year 1999                       First     Second     Third      Fourth
--------------------------------------------------------------------------------
Sales                                $ 98,203  $106,891   $109,248    $ 97,047
Gross profit                           12,954    14,524     16,112      14,017
Net income                              2,991     3,893      4,482       4,206
Diluted earnings per common share      $ 0.26    $ 0.35     $ 0.40      $ 0.38
Basic earnings per common share        $ 0.26    $ 0.35     $ 0.40      $ 0.38



Fiscal Year 1998                       First     Second     Third      Fourth
--------------------------------------------------------------------------------
Sales                                $ 96,449  $101,287   $ 96,389    $ 89,782
Gross profit                           10,398    12,108     11,883       9,707
Net income                              2,491     3,234      2,857       1,221
Diluted earnings per common share      $ 0.21    $ 0.27     $ 0.24      $ 0.10
Basic earnings per common share        $ 0.21    $ 0.27     $ 0.24      $ 0.10


Market Price and Dividend Information:

The Company's common stock trades on The Nasdaq Stock Market under the symbol STTX. At October 31, 1999, there were approximately 537 shareholders of record. The Company's current dividend policy provides for semiannual payments of cash dividends. The following table shows cash dividends and high and low prices for the common stock for each quarter of fiscal 1999 and 1998. Nasdaq National Market System quotations are based on actual transactions.

                                                         Stock Price
                                            ------------------------------------
Fiscal Year 1999                             High         Low       Dividends
--------------------------------------------------------------------------------
First Quarter                               $ 9.250     $ 6.063      $ 0.05
Second Quarter                              $ 8.688     $ 6.938
Third Quarter                               $10.188     $ 6.875      $ 0.06
Fourth Quarter                              $12.813     $ 9.188


                                                         Stock Price
                                            ------------------------------------
Fiscal Year 1998                             High         Low       Dividends
--------------------------------------------------------------------------------
First Quarter                               $13.000     $ 8.875     $ 0.05
Second Quarter                              $12.250     $10.625
Third Quarter                               $13.813     $ 9.563     $ 0.05
Fourth Quarter                              $11.000     $ 6.625


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

          RESULTS OF OPERATIONS - FISCAL 1999 COMPARED TO FISCAL 1998

Steel Technologies posted sales of $ 411,389,000 in fiscal 1999, an increase of 7% from 1998 sales of $383,907,000. The Roberts Steel Company acquired on July 1, 1998 added $21,300,000 of sales for fiscal year 1999 compared to $5,000,000 for the three months of operations during fiscal 1998 following the date of acquisition. Sales of existing Steel Technologies core steel processing operations increased approximately $11,182,000 or 3% compared to the previous year. Tons shipped in 1999 increased by 12% while the average selling price of steel products declined approximately 5% from a year ago. The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share and to develop a substantial amount of new business with both existing and new customers.

The capital investments completed in recent years have added new capacity and increased the products and services offered to customers, creating new business opportunities and enhancing market share. In fiscal year 1999, the Company completed the start-up of the Berkley, South Carolina plant and the expansion of the Willoughby, Ohio plant.

The gross profit margin was 14.0% in 1999 compared to 11.5% in 1998 as a result of product mix improvements, productivity increases, operating cost reductions including a reduction in raw material prices. The Company expects an increase in the price of raw materials in fiscal 2000, especially in hot rolled steel. Strong demand for steel products and reduction in the amount of foreign steel imports have resulted in firmer raw material prices. As a result of trade suits initiated by U.S. steel producers against Japan, Russia and Brazil, the supply of steel from foreign producers has declined in recent months, and may result in domestic producers increasing raw material prices. Should raw material prices increase, gross margins could be negatively impacted in the event that the Company is unable to pass along corresponding sales price increases to its customers. Production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw materials costs. Additionally, increased use of the Company's pickling facility and blanking lines are expected to increase the amount of higher margin toll processing revenue. Toll processing, primarily of customer-owned steel, generates higher gross margin percentages than the traditional processing of company-owned steel.

Steel Technologies continues to actively manage the level at which selling, general and administrative expenses are added to the cost structure. Sales, general and administrative costs increased 18% in fiscal 1999, while sales increased 7% for the current year. Sales, general and administrative expenses were 6.4% and 5.8% of sales in 1999 and 1998, respectively. The increase was primarily attributable to the additional expenses from the addition of Roberts Steel Company, and additional marketing expenses to support sales growth of Steel Technologies Carolinas and Steel Technologies de Mexico.

The Company's share of the income of Mi-Tech Steel, Inc., an unconsolidated corporate joint venture, was $1,096,000 in 1999 and $537,000 in 1998. Improvements in demand for Mi-Tech products and services positively impacted Mi-Tech's profitability for fiscal 1999 as compared to fiscal 1998.

Interest expense increased to $7,361,000 in 1999 from $6,079,000 in 1998. The increase is the result of higher average borrowings used to finance capital projects, the acquisition of Roberts Steel Company and the charges from an interest rate swap valuation.

The effective income tax rate was approximately 38.2% in 1999 and 40.3% in 1998. The net decrease arises from an increase in the benefit due to a higher percentage of overall earnings from the Mi-Tech Steel joint venture, which are not fully taxable to the Company, a reduction due to higher portion of income generated in Mexico which is taxed at a lower rate, and partially offset by an increase in the effective U.S. federal income tax rate as a result of more income being taxed at the higher tax bracket.

          RESULTS OF OPERATIONS - FISCAL 1998 COMPARED TO FISCAL 1997

Steel Technologies posted sales of $383,907,000 in fiscal 1998, an increase of 11% from 1997 sales of $345,624,000. Atlantic Coil Processing (ACP), acquired on April 1, 1997 and now known as Steel Technologies Carolinas, generated $50,000,000 in sales for fiscal 1998 compared to $25,500,000 for the six months of operations during fiscal 1997 following the date of acquisition. Roberts Steel Company added $5,000,000 of revenues for the fourth quarter of 1998. Sales of existing core steel processing operations remained comparable to the previous year. Tons shipped in 1998 increased by 18% while the average selling price of steel products declined approximately 6% from a year ago. Revenues were adversely affected, mostly during the last quarter of fiscal 1998, by approximately $14,000,000 as a result of the General Motors Corporation strike.

The gross profit margin increased to 11.5% in 1998 compared to 10.8% in 1997 as a result of customer and product mix improvements, increased productivity, a slight reduction in raw materials prices and other operating cost reductions.

Sales, general and administrative costs increased 11% in fiscal 1998, about the same rate as sales increases of 11% for the same period. Sales, general and administrative expenses were 5.8% of sales in 1998 and 1997, respectively.

The Company's share of the income of Mi-Tech Steel, Inc., was $537,000 in 1998 and $1,609,000 in 1997. The slower than expected start up of the Mi-Tech Steel's Decatur, Alabama operation and certain other factors affecting customer orders impacted Mi-Tech Steel's profitability as compared to 1997.

Interest expense increased to $6,079,000 in 1998 from $5,673,000 in 1997. The increase is the result of higher average borrowings used to finance capital projects and the acquisition of Roberts Steel Company.

The effective income tax rate was approximately 40.3% in 1998 and 35.2% in 1997 comparatively. The increase is attributable to a lower percentage of overall earnings from the Mi-Tech Steel joint venture, which are not fully taxable to the Company.

                        LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999,  Steel  Technologies  had $89,418,000 of working capital, maintained a current ratio of 2.5:1 and had total debt at 44% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and overall market. In fiscal 1999, increased profits levels contributed to the generation of $27,309,000 of cash flows from operations. The Company expects sales trends to continue to remain strong in the 2000 fiscal year based on order activities. Cash flows from operations and available borrowing capabilities are expected to meet the working capital needs associated with the expected higher sales levels.

Capital expenditures for 1999 totaled $17,704,000, excluding investments in joint ventures. The major expenditures were for the construction of the new
Berkley, South Carolina processing facility, the Roberts Steel Company processing facility expansion, the purchase of the building for Roberts Steel Company, the purchase of property and building for the North Carolina operation, and initial expenditures for the new Matamoros, Mexico facility. Cash flows from operations and proceeds from long-term debt financed the 1999 capital expenditures. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2000, the capital additions for all facilities, including the completion of the construction of the Matamoras, Mexico facility and expansion of Steel Technologies processing capabilities are expected to approximate $14,000,000.

Investing activities in 1998 reflects the purchase of 100% of the common stock of Roberts Steel Company for approximately $14,800,000 in cash, notes and assumption of liabilities. The Company funded the transaction by borrowing approximately $11,300,000 on the line of credit, issuing a $1,200,000 note payable to a former shareholder and assuming $2,300,000 in liabilities of Roberts.

Steel Technologies maintains an equity investment of approximately $8,739,000 in its Mexican subsidiary. In fiscal 1998, the Company increased the ownership from 80% to 90%. In fiscal 1999, the Company invested approximately $4,900,000 for additional production equipment and the start up of the new Matamoras, Mexico facility.

As of January 1, 1999, the Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of the Mexican subsidiary are translated into U.S. dollars at the year-end rate of exchange, and revenues and expenses are translated at average rates of exchange in effect during the period. Resulting translation adjustments are reported as a component of comprehensive income. Foreign currency translation gains and losses are included in net income when incurred. Prior to January 1, 1999, the Mexican economy was considered hyper-inflationary. Accordingly, the Company used the monetary/non-monetary method of accounting for foreign currency translation. Under the monetary/non-monetary method, non-monetary assets and liabilities were translated at historical rates of exchange and the functional currency was the U.S. dollars.

The Company maintains an investment of approximately $1,000,000, principally in the preferred stock of Processing Technology, Inc., a corporate joint venture accounted for using the cost method.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $8,250,000 of the bank financing required for working capital purposes of Mi-Tech Steel, Inc. In October 1998, the Company contributed an additional $600,000 in equity to Mi-Tech Steel for the start-up of a steel processing facility in San Diego, California. Additional equity contributions to the joint venture are not expected for the foreseeable future, but if required would be financed with available funds from the Company's bank line of credit.

Steel Technologies has a $100,000,000 line of credit agreement expiring on December 1, 2001, with various variable options on the interest rate, none of which are greater than the bank's prime. At September 30, 1999, there was $57,000,000 outstanding on the credit facility.

The line of credit and funds generated from operations are expected to be sufficient to finance the capital expenditure plans as well as the working capital needs for fiscal 2000. At this time the Company has no known material obligations, commitments or demands that must be met beyond the next twelve months other than the ten-year private placement notes and the unsecured bank line of credit. The ten-year notes require principal payments through March 2005 and the line of credit is expected to be renewed at the end of the term. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity and investment in production and processing facilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At September 30, 1999, Steel Technologies had $90,209,000 in long-term debt outstanding. Under various debt agreements, the Company agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures or acquisitions.

On June 30, 1999 Steel Technologies terminated its long-term interest rate swap agreement, which was entered into to reduce the risk of interest rate variability. Under the contract, the Company agreed with another party to exchange quarterly the difference between variable-rate and fixed-rate amounts calculated on a notional principal amount of $30,000,000. The termination generated a deferred gain of $958,000, which is being amortized over a period of 30 months as a reduction of interest expense beginning in July 1999 and ending December 2001.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock through January 2001. Subsequently, on September 30, 1998, the Company increased the number of shares authorized to be repurchased under the stock repurchase program from 500,000 to 1,500,000. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. During fiscal 1999 and 1998, the Company repurchased approximately 459,000 and 421,000 shares of common stock, respectively. As of October 27, 1999, the Company repurchased a total of approximately 926,000 shares of common stock at prevailing market prices.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any facts or circumstances which would require the expenditure of material amounts for environmental compliance.

                              YEAR 2000 COMPLIANCE

Steel Technologies' Year 2000 project (The Project) addresses the issue of using two digits, rather than four, to define the century. Any programs with a time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or systems failures.

The Project focuses primarily in the following areas: infrastructure, applications, manufacturing, third- party suppliers and customers. Steel Technologies has contracted with Electronic Data Systems (EDS) to manage the Project and make the necessary remediations. The Project addresses six phases: inventorying of Year 2000 compliance items; assessing priorities to identified items; determining the materiality of the Year 2000 compliance items; repairing or replacing material items not Year 2000 compliant; testing material items; and implementing contingency and business continuation plans for each Company location.

The infrastructure section consists of hardware and systems software other than application software. The Company completed all of the testing, remediating, upgrading or replacing of hardware and systems as of September 30, 1999. The application software section includes both the conversion of application software that is not Year 2000 compliant and, where applicable, the replacement of software. As of September 30, 1999, all of the application software was remedied and tested. The manufacturing section of the Project relates to the hardware, software and associated embedded computer chips that are used in the operation of all facilities. The Company estimates that 10 percent of the manufacturing equipment is dependent on date sensitive software and that all of the manufacturing equipment is Year 2000 compliant at September 30, 1999. The third-party suppliers and customers section includes the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third-parties have been completed as of September 30, 1999 and communications with third-parties are continuing.
Contingency planning for all areas is substantially complete. Alternative suppliers have been defined and additional inventories of raw and finished goods will be added. In some areas, manual methods have been defined for possible use.

The total cost related to Year 2000 compliance is not expected to be material to the Company's financial position. The acquisition of a mid-range computer in 1995 minimized the exposure to Year 2000 problems. The estimated cost of the Project is approximately $250,000 of which approximately $200,000 was expensed in the year ended September 30, 1999 and $50,000 was expensed in the year ended September 30, 1998.

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting mostly from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

              IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and set forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, it any, for which the derivative is designated as a hedge. As amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date for FASB Statement No 133," this standard is effective for the Company's financial statements beginning October 1, 2001, with early adoption permitted. Management of the Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or its financial position.

                             STEEL TECHNOLOGIES INC.
                           Consolidated Balance Sheets
                          (In thousands, except shares)

                                                         September 30
                                                  --------------------------
                                                     1999            1998
----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents....................   $  12,578       $   4,778
  Trade accounts receivable, less
    allowance for doubtful accounts:
    $1,047 in 1999; $939 in 1998...............      54,389          47,907
  Inventories..................................      80,625          76,523
  Deferred income taxes........................       2,426           1,621
  Prepaid expenses and other assets............         474             748
                                                  ---------       ---------
      Total current assets ....................     150,492         131,577
                                                  ---------       ---------
Property, plant and equipment, at cost:
  Land and improvements .......................       5,829           5,632
  Buildings and improvements ..................      50,418          44,796
  Machinery and equipment .....................     119,148         113,354
  Construction in progress ....................       4,553           4,224
                                                  ---------       ---------
                                                    179,948         168,006
Less accumulated depreciation and amortization       71,995          61,375
                                                  ---------       ---------
                                                    107,953         106,631
                                                  ---------       ---------
Investments in corporate joint ventures              19,858          18,163
Goodwill, net of amortization .................       9,664           9,060
Other assets ..................................       1,138           1,050
                                                  ---------       ---------
                                                  $ 289,105       $ 266,481
                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $  44,649       $  35,925
   Accrued liabilities ........................       9,139           6,231
   Income taxes payable .......................         595            --
   Long-term debt due within one year .........       6,691           9,102
                                                  ---------       ---------
      Total current liabilities ...............      61,074          51,258

Long-term debt ................................      90,209          88,300
Deferred income taxes .........................      12,904          13,247
Other long term liabilities ...................         479            --
                                                  ---------       ---------
     Total liabilities ........................     164,666         152,805
                                                  ---------       ---------
Commitments and contingencies .................        --              --

Shareholders' equity:
   Preferred stock, no par value;
     authorized shares: 500,000 shares;
     none issued or outstanding ...............        --              --
   Common stock, no par value;
     authorized shares: 20,000,000; issued and.
     outstanding shares: 11,137,421 in 1999 and
      11,582,293 in 1998 ......................      17,140          16,928
   Treasury stock at cost: 880,000 shares in...
     1999 and 421,000 shares in 1998 ..........      (7,123)         (3,792)
   Additional paid-in capital .................       4,909           4,909
   Retained earnings ..........................     111,311          97,071
   Accumulated other comprehensive loss .......      (1,798)         (1,440)
                                                  ---------       ---------
     Total stockholders' equity ...............     124,439         113,676
                                                  ---------       ---------
                                                  $ 289,105       $ 266,481
                                                  =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                        Consolidated Statements of Income
                    (In thousands, except per share results)

                                          For the Years Ended September 30
                                          --------------------------------
                                             1999       1998       1997
--------------------------------------------------------------------------
Sales ..................................   $411,389   $383,907   $345,624
Cost of goods sold .....................    353,782    339,811    308,448
                                           --------   --------   --------
  Gross profit .........................     57,607     44,096     37,176
Selling, general and administrative
  expenses .............................     26,108     22,144     19,989
Equity in net income of unconsolidated
  corporate joint venture ..............      1,095        537      1,609
                                           --------   --------   --------
  Operating income .....................     32,594     22,489     18,796
Interest expense .......................      7,361      6,079      5,673
                                           --------   --------   --------
  Income before income taxes ...........     25,233     16,410     13,123
Provision for income taxes .............      9,661      6,607      4,621
                                           --------   --------   --------
  Net income ...........................   $ 15,572   $  9,803   $  8,502
                                           ========   ========   ========
Weighted average number of common shares
  outstanding-diluted ..................     11,256     11,989     12,057
                                           --------   --------   --------
Diluted earnings per common share ......   $   1.38   $   0.82   $   0.71
                                           --------   --------   --------
Weighted average number of common shares
  outstanding-basic ....................     11,230     11,942     11,976
                                           --------   --------   --------
Basic earnings per common share ........   $   1.39   $   0.82   $   0.71
                                           --------   --------   --------


                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                           For the Years Ended September 30
                                           --------------------------------
                                             1999         1998       1997
---------------------------------------------------------------------------
Net income .............................   $ 15,572    $ 9,803   $  8,502
  Foreign currency translation
  adjustment ...........................       (358)      --          (69)
                                           --------   --------   --------
Comprehensive income ...................   $ 15,214    $ 9,803   $  8,433
                                           ========    =======   ========

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Consolidated Statements of Shareholders' Equity
                    (In thousands, except per share amounts)

                                                          For the Years Ended September 30, 1999, 1998 and 1997
                                     -----------------------------------------------------------------------------------------------

                                        Common Stock         Treasury Stock                               Accumulated
                                     ------------------   --------------------   Additional               Other
                                                                                 Paid-In      Retained    Comprehensive
                                      Shares    Amount      Shares    Amount     Capital      Earnings    Loss            Total
------------------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1996 ......   11,962   $ 16,662                           $  4,909      $ 81,161      $ (1,371)    $101,361
Net income ........................                                                                8,502                      8,502
Net issuance of common stock under
  incentive stock option plan .....       33        231                                                                         231
Cash dividends on common stock
  ($.10 per share).................                                                               (1,196)                    (1,196)
Foreign currency translation
  adjustment ......................                                                                                (69)         (69)
                                     -------   --------     -----   -------       --------      --------      ---------    --------
Balances, September 30, 1997 ......   11,995     16,893       --       --            4,909        88,467        (1,440)     108,829
Net income ........................                                                                9,803                      9,803
Net issuance of common stock under
   incentive stock option plan.....        8         35                                                                          35
Repurchase of common stock under
   stock repurchase program........     (421)                 421   $(3,792)                                                 (3,792)
Cash dividends on common stock
  ($.10 per share).................                                                               (1,199)                    (1,199)
                                     -------   --------     -----   -------       --------      ---------     --------     --------
Balances, September 30, 1998 ......   11,582     16,928       421    (3,792)         4,909        97,071        (1,440)     113,676
Net income ........................                                                               15,572                     15,572
Net issuance of common stock under
   incentive stock option plan ....       14        212       --          2                          (92)                       122
Repurchase of common stock under
   stock repurchase program .......     (459)                 459    (3,333)                                                 (3,333)
Cash dividends on common stock
  ($.11 per share) ................                                                               (1,240)                    (1,240)
Foreign currency translation
  adjustment ......................                                                                               (358)        (358)
                                     -------   --------     -----   -------       --------      --------      --------     --------
Balances, September 30, 1999 ......   11,137   $ 17,140       880   $(7,123)      $  4,909      $111,311      $ (1,798)    $124,439
                                     =======   ========     =====   =======       ========      ========      ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       For the Years ended September 30
                                                                       --------------------------------
                                                                         1999        1998        1997
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................   $ 15,572    $  9,803    $  8,502
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation .................................................     12,468      11,573      10,364
      Amortization .................................................        384         287         136
      Deferred income taxes ........................................     (1,148)      1,805       1,637
      Equity in net income of corporate joint venture ..............     (1,095)       (537)     (1,609)
      Loss (gain) on sale of property plant and equipment ..........       (276)          5           4
      Increase (decrease) in cash resulting
        from changes in:
          Trade accounts receivable ................................     (6,127)     (2,175)        610
          Inventories ..............................................     (4,481)     10,571     (15,123)
          Prepaid expenses and other assets ........................       (404)        288      (1,141)
          Accounts payable .........................................      8,513       1,514      (5,816)
          Accrued liabilities ......................................      3,903       1,502        (125)
                                                                       --------    --------    --------
Net cash provided by (used in) operating activities ................     27,309      34,636      (2,561)
                                                                       --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......................    (17,704)    (14,186)     (9,481)
  Proceeds from sale of property, plant and equipment ..............      3,626        --             7
  Acquisition, net of cash acquired ................................       --       (11,228)    (10,860)
  Investment in unconsolidated corporate joint ventures ............       (600)       --        (5,000)
                                                                       --------    --------    --------
Net cash used in investing activities ..............................    (14,678)    (25,414)    (25,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .....................................     24,800      12,000      28,500
  Principal payments on long-term debt .............................    (25,303)    (15,183)       (385)
  Cash dividends on common stock ...................................     (1,240)     (1,199)     (1,196)
  Repurchase of common stock .......................................     (3,331)     (3,792)       --
  Net issuance of common stock under
    stock option plans .............................................        122          35         231
                                                                       --------    --------    --------
Net cash (used in) provided by financing activities ................     (4,952)     (8,139)     27,150
                                                                       --------    --------    --------
Effect of exchange rate changes on cash ............................        121         228          (6)
                                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents ...............      7,800       1,310        (751)
Cash and cash equivalents, beginning of year .......................      4,778       3,467       4,218
                                                                       --------    --------    --------
Cash and cash equivalents, end of year .............................   $ 12,578    $  4,777    $  3,467
                                                                       ========    ========    ========

Supplemental Cash Flow Disclosures:
  Cash payments for interest .......................................   $  7,005    $  6,294    $  5,652
  Cash payments for taxes ..........................................   $  9,752    $  4,532    $  3,693

Supplemental Schedule of Noncash Investing and Financing Activities:
  acquired of $457 and $8, respectively ............................               $ 14,810    $ 19,600
Liabilities assumed ................................................                  3,582       8,740
                                                                                   --------    --------
Net cash paid ......................................................               $ 11,228    $ 10,860
                                                                                   ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated
Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of the Business: Steel Technologies Inc. is an intermediate steel processor engaged in the business of processing flat rolled steel to specified thickness, width, temper and finish requirements for customers' manufacturing processes. A majority of its sales are to industrial customers in North America, manufacturing component parts for use in the automotive industry.

Principles of Consolidation: The consolidated financial statements include the accounts of Steel Technologies Inc. and its majority-owned subsidiaries (the Company). The Company's investments in corporate joint ventures are accounted for by the cost or equity method based on the percentage of common ownership and control. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. The carrying value of cash equivalents approximates fair value due to the short-term maturity of the securities.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for all inventories.

Depreciation and Amortization: Depreciation is computed using the straight-line method with the following estimated useful lives:

      Buildings and improvements          20-45 years
      Machinery and equipment              3-12 years

When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in results of operations. Maintenance and repairs are expensed in the year incurred. The Company capitalizes interest costs as part of the cost of constructing major facilities. Interest costs of $162,000, $328,000 and $202,000 were capitalized in 1999, 1998 and 1997, respectively.

Goodwill represents the excess of the purchase price over the value of net assets acquired through acquisitions accounted for using the purchase method of accounting. Goodwill is being amortized on a straight-line basis over a weighted-average life of 30 years. Accumulated amortization approximated $287,000 and $384,000 at September 30, 1999 and 1998, respectively. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with an asset would be compared to the asset's carrying value to determine if a write-down to market value or discounted cash flow value is required.

Revenue  Recognition:  The Company  recognizes  revenue  when goods are shipped.

Earnings Per Common Share: Earnings per share for all periods presented have been calculated and presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Foreign Currency Translation: As of January 1, 1999, the Mexican subsidiary use the peso as the functional currency and the assets and liabilities of the Mexican subsidiary are translated into U.S. dollars at the year-end rate of exchange, and revenues and expenses are translated at average rates of exchange in effect during the period. Resulting translation adjustments are reported as a component of comprehensive income. Foreign currency transaction gains and losses are included in net income when incurred. Prior to January 1, 1999, the Mexican economy was considered hyper-inflationary. Accordingly, the Company used the monetary/non-monetary method of accounting for foreign currency translation. Under the monetary/non-monetary method, non-monetary assets and liabilities were translated at historical rates of exchange and the functional currency was the U.S. dollars.

Impact of New Accounting Standards: Beginning with the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for the reporting and display of comprehensive income and its components. The disclosures required by SFAS No. 130 are presented in the Consolidated Statement of Stockholders' Equity and in the Consolidated Statement of Comprehensive Income. The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries. In addition, SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" became effective for the year ended September 30, 1999. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. This statement does not have an impact on the Company's disclosures, as the Company operates in only one reportable segment. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    ACQUISITIONS:
On July 1, 1998, the Company completed the purchase of 100% of the common stock of Roberts Steel Company (Roberts) for approximately $14,800,000 in cash, notes and assumption of liabilities. The Company funded the transaction by borrowing approximately $11,300,000 on the line of credit, issuing a $1,200,000 note payable to a former Roberts shareholder and assuming $2,300,000 in liabilities of Roberts. During 1999, the Company paid the previous shareholders of Roberts $500,000 in additional consideration recorded as additional goodwill in accordance with Emerging Issue Task Force Issue No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination".

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

The pro forma impact of the acquisitions was not material during the three years ended September 30, 1999, 1998 and 1997.

3.  INVENTORIES:
Inventories consist of:

                                        September 30
                                     ------------------
(In thousands)                         1999      1998
-------------------------------------------------------
Raw materials ....................   $64,139    $66,033
Finished goods and work in process    16,485     10,490
                                     --------   -------
                                     $80,624    $76,523
                                     ========   =======

4. INVESTMENTS IN UNCONSOLIDATED CORPORATE JOINT VENTURES: Mi-Tech Steel, Inc. owns and operates two high-volume steel slitting facilities and one high volume pickling and steel slitting facility to serve Japanese and domestic automotive and appliance parts manufacturers in the United States. Summarized condensed financial information of Mi-Tech Steel, Inc., a fifty percent owned corporate joint venture accounted for by the equity method follows:

                                        September 30
                                     ------------------
BALANCE SHEET (In thousands)           1999       1998
-------------------------------------------------------
Assets :
  Current assets .................   $54,675    $45,803
  Other assets ...................    51,481     49,644
Liabilities:
  Current liabilities ............   $42,941    $35,345
  Long-term liabilities ..........    25,605     25,883

                                For the Years Ended September 30
                               ----------------------------------
INCOME STATEMENT (In thousands)    1999       1998          1997
-----------------------------------------------------------------
Net Sales .................    $143,728     $131,795     $109,482
Net Income ................    $  2,191     $  1,074     $  3,219

The Company has various transactions with Mi-Tech Steel, Inc. Included in operating income of the Company are management, construction and other fees, interest earned on advances and equity from the joint venture earnings totaling $2,102,000, $1,463,000, and $2,970,000 in 1999, 1998 and 1997, respectively. The
Company is a guarantor of up to $8,250,000 of Mi-Tech Steel, Inc. bank borrowings. The borrowings consist of a term note payable due on September 15, 2003, and a revolving line of credit due December 31, 1999. The term note bears variable rates of interest, which at September 30, 1999 were 7.28% and 6.25%. The lender has the ability to call the debt if debt covenants are violated. The Company's equity in undistributed net income of Mi-Tech Steel, Inc. was $9,205,000 and $8,110,000 at September 30, 1999 and 1998, respectively.

The Company maintains an investment of approximately $1,000,000, principally in preferred stock of Processing Technology, Inc., a corporate joint venture accounted for by the cost method.

5.  LONG-TERM DEBT:
Long-term debt consists of the following:

                                                              September 30
                                                           -----------------
(In thousands)                                              1999      1998
----------------------------------------------------------------------------
Notes payable, unsecured, interest due monthly at 8.52%    $34,280   $40,000
Notes payable to bank, unsecured under current line of
credit; interest rates at September 30, 1999 and 1998
ranged from 6.15% to 6.19% and from 6.70% to 6.98%,
 respectively .........................................     57,000    49,000
Variable rate industrial development revenue bonds
 payable in annual installments through November 1,
 2014; interest rate at September 30, 1999 and 1998 was
 3.95% and 4.20%, respectively..........................     4,200     4,300
Notes payable at 7.00%, unsecured ......................      --       1,812
Mortgage notes payable in installments through 2003;
 interest rates averaging 8.15% at September 30, 1999
 and 1998 ..............................................       800     1,067
Note payable at 6.50%, unsecured, payable on April 1,
 2000...................................................       600     1,200
Other ..................................................        20        23
                                                           -------   -------
                                                            96,900    97,402
                                                           -------   -------
Less amount due within one year ........................     6,691     9,102
                                                           -------   -------
                                                           $90,209   $88,300
                                                           =======   =======

In April 1995, the Company entered into a $40,000,000 private placement note. Annual principal payments of $5,720,000 began March 1, 1999 and continue through March 1, 2005.

Steel Technologies has a $100,000,000 line of credit agreement expiring on December 31, 2001 with various variable options on the interest rate, none of which are greater than the bank's prime. At September 30, 1999, there was $57,000,000 outstanding on the credit facility.

The aggregate amounts of all long-term debt to be repaid for the five years following September 30, 1999, are: 2000, $6,691,000; 2001, $6,091,000; 2002,
$63,092,000; 2003, $5,826,000; and thereafter $15,200,000.  Provisions contained in the Company's various debt agreements require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. The Company estimates that the fair value of fixed interest debt instruments approximate $36,643,000 at September 30, 1999. The fair value of the Company's debt is estimated based on quoted market rates or current rates offered to the Company on comparable remaining maturities.

On June 30, 1999, the Company terminated its long-term interest rate swap agreement, which was entered into to reduce the risk of interest rate variability. Under the contract, the Company agreed with another party to exchange quarterly the difference between variable-rate and fixed-rate amounts calculated on a notional principal amount of $30,000,000. The termination generated a deferred gain of $958,000, which is being amortized over a period of 30 months as a reduction of interest expense beginning in July 1999 and ending December 2001.


6.  SHAREHOLDERS' EQUITY:
In April 1998, the Company adopted a shareholder rights plan by declaring a dividend of one right for each share of Common Stock outstanding payable to shareholders of record on May 14, 1998. Each right entitles shareholders to buy one one-hundredth of a share of series A junior participating preferred stock for $50 per share. The rights may be exercised only if a person or group acquires 20% or more of the outstanding shares of common stock or announces a tender offer or exchange offer that would result in ownership of 20% or more of the common stock. The rights currently trade with the Company's common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in 2008.

The Company's Articles of Incorporation authorized 500,000 shares of no par value preferred stock, of which 200,000 shares have been reserved and designated Series A 1998 junior participating preferred stock for possible issuance under the Company's shareholder rights plan. As of September 30, 1999, no preferred shares have been issued.

During 1998, the Board of Directors authorized the repurchase, at management's discretion, of up to 1,500,000 shares of the Company's stock. The Company's repurchase of shares of common stock are recorded as treasury stock and result in a reduction of shareholder's equity. The Company has purchased to date 880,000 shares for an aggregate of $7,123,000 as of September 30, 1999. During fiscal 1999 and 1998, the Company repurchased 459,000 and 421,000 shares for $3,331,000 and $3,792,000, respectively.

7.  RETIREMENT PLAN:
The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. Total retirement plan expense was $696,000 in 1999, $513,000 in 1998 and $513,000 in 1997. The Company follows the policy of funding retirement plan contributions as accrued.

8.  INCOME TAXES:
The following table represents the components of the provision for income taxes:


                                           For the Years Ended September 30
                                           --------------------------------
(In thousands)                                1999      1998       1997
---------------------------------------------------------------------------
Current:
  Federal ..............................   $  7,691   $  3,775   $  2,289
  State, local and foreign .............      3,155      1,027        695
                                           --------   --------   --------
                                             10,846      4,802      2,984
                                           --------   --------   --------
 Deferred:
  Federal ..............................       (555)       649        875
  State, local and foreign .............       (630)     1,156        762
                                           --------   --------   --------
                                             (1,185)     1,805      1,637
                                           --------   --------   --------
                                           $  9,661   $  6,607   $  4,621
                                           ========   ========   ========

Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                              September 30
                                                           -----------------
(In thousands)                                               1999      1998
----------------------------------------------------------------------------
Deferred tax assets:
  Inventory capitalization .............................   $ 1,492   $   928
  Provision for doubtful accounts ......................       408       354
  Non deductible liabilities ...........................       526       339
                                                           -------   -------
    Total deferred tax assets ..........................     2,426     1,621
                                                           -------   -------
Deferred tax liabilities:
  Accelerated depreciation .............................    10,744    10,986
  Other, net ...........................................     2,160     2,261
                                                           -------   -------
    Total deferred tax liabilities .....................    12,904    13,247
                                                           -------   -------
Net deferred tax liabilities ...........................   $10,478   $11,626
                                                           =======   =======

A reconciliation of the provision for income taxes with amounts computed by applying the federal statutory rate to income before income taxes follows:

                                              For the Years Ended
                                                  September 30
                                             ----------------------
                                             1999     1998     1997
-------------------------------------------------------------------
Tax at U.S. federal statutory rate .....     35.0%    34.0%    34.0%
State and local income taxes, net of
U.S. federal tax benefit ...............      4.6      4.8      4.7
Equity in net income of unconsolidated
corporate joint venture ................     (1.4)    (1.1)    (3.7)
Other, net .............................      --       2.6       .2
                                             ----     ----     ----
                                             38.2%    40.3%    35.2%
                                             ====     ====     ====

9.  STOCK OPTION PLANS:
Under its employee stock option plans, the Company may grant employees incentive stock options to purchase shares at not less than 100% of market value at date of grant or non-qualified stock options at a price determined by the
Compensation Committee of the Company's Board of Directors. Generally, options are exercisable at the rate of 20% a year beginning one year from date of grant and expire ten years from the date of grant.

The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Generally, the exercise price of options awarded under these plans has been equal to the fair market value of the underlying common stock on the date of grant. Accordingly, no compensation expense  has  been  recognized  for  its  stock-based  compensation  plans.  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

                                                   For the Years Ended
                                                       September 30
                                                 ------------------------
(In thousands, except per shareresults)           1999      1998     1997
-------------------------------------------------------------------------
Net income - as reported......................   $15,572  $ 9,803  $ 8,502
Net income - pro forma                           $15,216  $ 9,533  $ 8,397
Diluted  net income per share - as  reported..   $  1.38  $  0.82  $  0.71
Diluted  net  income per share - pro forma....   $  1.35  $  0.80  $  0.70
Basic net income per share - as  reported.....   $  1.39  $  0.82  $  0.71
Basic net income per share - pro forma........   $  1.35  $  0.80  $  0.70

The pro forma effects on net income are not necessarily representative of the pro forma effect on net income in future years. The fair value of options granted during 1999, 1998 and 1997 are $6.57, $5.37 and $5.90 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            For the Years Ended September 30
                                           ----------------------------------
                                              1999         1998        1997
-----------------------------------------------------------------------------
Expected dividend yield ...........           1.3%         0.8%         0.8%
Expected stock price
volatility ........................          44.0%        42.9%        42.2%
Weighted average risk-free
interest rate .....................           4.8%         5.7%         6.5%
Expected life of options
(years) ...........................           7.0          7.0          7.0


The summary of the status of all of the Company's stock incentive plans as of September 30, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                                  September 30
                                ---------------------------------------------
                                  Range of         Weighted
                                   Shares           Option            Average
                                   Under           Prices Per        Exercise
                                   Plans             Share             Price
-----------------------------------------------------------------------------
Balance, September 30, 1996..     627,625       $ 6.67 - $12.79       $10.37
Granted......................       5,000          $ 11.63            $11.63
Exercised....................    (103,725)      $ 6.67 - $10.67       $ 9.88
Canceled.....................     (14,650)      $10.00 - $11.00       $10.21
                                  -------       ---------------       ------
Balance, September 30, 1997..     514,250       $ 6.67 - $12.79       $10.49
Granted......................     205,000       $11.25 - $12.00       $11.94
Exercised....................     (22,500)      $ 6.67 - $11.63       $ 8.49
Canceled.....................     (73,750)      $10.67 - $11.70       $11.60
                                  -------       ---------------       ------
Balance, September 30, 1998..     623,000       $ 6.67 - $12.79       $10.81
Granted......................      78,000       $ 7.25 - $ 8.73       $ 7.95
Exercised....................     (19,500)          $ 6.67            $ 6.67
Canceled.....................     (48,000)          $10.08            $10.08
                                  -------       ---------------       ------
Balance, September 30, 1999..     633,500        $ 6.67 - $12.7       $10.64
                                  =======       ===============       ======


The following table summarizes information about stock options outstanding and exercisable:

                                                             1999
                    ---------------------------------------------------------------------------------
                                  Options Outstanding:                       Options Exercisable:
                    -------------------------------------------------    ----------------------------
                        Number     Weighted Average                        Number
      Range of        Outstanding      Remaining     Weighted Average    Exercisable      Weighted
  Exercise Prices      at 9/30/99   Contracted Life   Exercise Price     at 9/30/99    Exercise Price
-----------------------------------------------------------------------------------------------------
 $ 6.67 - $10.00        115,500        6.5 years          $ 7.53            37,500         $ 6.67
 $10.01 - $12.79        518,000        6.0 years          $11.33           308,100         $11.13
----------------        -------        ---------          ------           -------         -------
 $ 6.67 - $12.79        633,500        6.1 years          $10.64           345,600         $10.64



At September 30, 1999, 10,000 shares were available for granting of stock options under the Company's stock option plans. All unexercised options expire not later than the year 2008.

10.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the numerator of the basic and diluted per share computations:

                                                         For the Years Ended
                                                           September 30
                                                     --------------------------
(In thousands, except for share results)             1999      1998       1997
-------------------------------------------------------------------------------
   Net income ...................................   $15,572   $ 9,803   $ 8,502
                                                    -------   -------   -------
 Shares (denominator) used for diluted share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    11,230    11,942    11,976
  Plus: dilutive effect of stock options ........        26        47        81
                                                    -------   -------   -------
      Adjusted weighted average shares ..........    11,256    11,989    12,057
                                                    -------   -------   -------
Shares (denominator) used for basic per share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    11,230    11,942    11,976
                                                    -------   -------   -------
   Net income per share data:
      Basic .....................................   $  1.38   $  0.82   $  0.71
      Diluted ...................................   $  1.39   $  0.82   $  0.71


Options to purchase 310,000, 363,500, and 76,250 shares for the years ended September 30, 1999, 1998, and 1997, respectively were excluded from the calculations above because the exercise prices of the options were greater than the average market price of the Company's stock during the periods.

11.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and set forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, it any, for which the derivative is designated as a hedge. As amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date for FASB Statement No 133," This standard is effective for the Company's financial statements beginning October 1, 2001, with early adoption permitted. Management of the Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or its financial position.

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Steel Technologies Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Steel Technologies Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Louisville, Kentucky
November 19, 1999

                                  EXHIBIT 21.1
                            STEEL TECHNOLOGIES INC.
                          SUBSIDIARIES AND AFFILIATES
                           BEFORE SEPTEMBER 30, 1999

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


Steel Technologies Ohio, Inc.      Ohio                  Steel Technologies Ohio        100%
 (formerly Southern Strip Steel-
  Columbus, Inc)

Roberts Steel Company              Ohio                  Roberts Steel                  100%

Steel Technologies de Mexico       Mexico                Steel Technologies de           90%
(formerly Transformadora y                                Mexico
 Commercializadora de
  Metales, S.A. de C.V.)

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

                            STEEL TECHNOLOGIES INC.
                          SUBSIDIARIES AND AFFILIATES
                           AFTER SEPTEMBER 30, 1999


                                                                               Percentage of
                                                   Names Under                 Voting Secur-
                                   Jurisdiction of Which Business              ities Owned By
Name                               Incorporation   Transacted                  Registrant

Steel Technologies, LLC            South Carolina  Steel Technologies Carolinas 100%
(Formerly Steel Technologies
 Carolinas, Inc.)

Steel Technologies, L.P.           Delaware        Steel Technologies          General Partner
                                                                               Limited Partner is
                                                                               Steel Technologies, LLC (SC)

Steel Technologies Corp.           Ohio            Steel Technologies Ohio      100%
(Formerly Roberts Steel Company)

Steel Technologies, LLC            Ohio            Steel Technologies          100% owned by
                                                                               Steel Technologies Corp.

Wabash Steel Corporation           Indiana         Wabash Steel Corporation     100%
 (Formerly Southern Strip Steel-
  Peru, Inc.)

Steel Technologies Ohio, Inc.      Ohio            Steel Technologies Ohio      100%
 (formerly Southern Strip Steel-
  Columbus, Inc)

Steel Technologies de Mexico       Mexico          Steel Technologies de         90%
(formerly Transformadora y                          Mexico
  Commercializadora de
  Metales, S.A. de C.V.)

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

                                 EXHIBIT 23.1
                      CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement of Steel Technologies Inc. on Form S-8 (File Nos. 333-66318, 333-21279 and 333-21359) of our reports dated November 19, 1999, relating to the financial statements, which appears in the 1999 Annual Report to shareholders of Steel Technologies Inc., which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated November 19, 1999 relating to the financial statement schedule, which appears in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP


Louisville, Kentucky
December 27, 1999