Form 10-Q
period 1999-12-31
STEEL TECHNOLOGIES INC
filed 2000-02-03
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

  [ ]                TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-14061


                             STEEL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

                        Kentucky                                 61-0712014
             (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                 Identification No.)


                  15415 Shelbyville Road, Louisville, KY       40245
              ----------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

                                 (502) 245-2110
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 10,930,317 shares outstanding of the Registrant's common stock as of January 31, 2000.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets December 31, 1999
        (Unaudited) and September 30, 1999 (Audited) ......................    3

        Condensed Consolidated Statements of Income and Comprehensive
        Income Three months ended December 31, 1999 and 1998 (Unaudited) ..    4

        Condensed Consolidated Statements of Cash Flows
        Three months ended December 31, 1999 and 1998 (Unaudited) .........    5

        Notes to Condensed Consolidated Financial Statements (Unaudited) ..  6-8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................. 9-12

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk ..............................................................   12

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..................................   12

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands)                                       December 31    September 30
--------------------------------------------------------------------------------
                                                         1999            1999
                                                      (Unaudited)     (Audited)
                                                 -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $  13,952       $  12,578
   Trade accounts receivable, net ..............         58,891          54,389
   Inventories .................................         83,750          80,625
   Deferred income taxes .......................          2,566           2,426
   Prepaid expenses and other assets ...........            450             474
                                                      ---------       ---------
      Total current assets .....................        159,609         150,492

Property, plant and equipment, net .............        110,456         107,953
Investments in corporate joint ventures ........         20,262          19,858
Goodwill, net of amortization ..................          9,570           9,664
Other assets ...................................          1,115           1,138
                                                      ---------       ---------
                                                      $ 301,012       $ 289,105
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  44,208       $  44,649
   Accrued liabilities .........................          7,409           9,139
   Income taxes payable ........................          2,421             595
   Long-term debt due within one year ..........          6,691           6,691
                                                      ---------       ---------
      Total current liabilities ................         60,729          61,074

Long-term debt .................................        102,041          90,209
Deferred income taxes ..........................         13,181          12,904
Other long term liabilities ....................            383             479
                                                      ---------       ---------
      Total liabilities ........................        176,334         164,666
                                                      ---------       ---------
Commitments and contingencies ..................           --              --
 Shareholders' equity:
   Preferred stock .............................           --              --
   Common stock ................................         17,156          17,140
   Treasury stock ..............................         (9,911)         (7,123)
   Additional paid-in capital ..................          4,908           4,909
   Retained earnings ...........................        114,297         111,311
   Accumulated other comprehensive loss ........         (1,772)         (1,798)
                                                      ---------       ---------
     Total shareholders' equity ................        124,678         124,439
                                                      ---------       ---------
                                                      $ 301,012       $ 289,105
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

In thousands, except per share results)                     Three Months Ended
(Unaudited)                                                      December 31
--------------------------------------------------------------------------------
                                                             1999          1998
                                                           ---------------------

Sales ................................................     $104,890     $ 98,203
Cost of goods sold ...................................       91,669       85,249
                                                           --------     --------
     Gross profit ....................................       13,221       12,954
Selling, general and administrative expenses .........        6,568        6,359
Equity in net income of unconsolidated
  corporate joint venture ............................          404          116
                                                           --------     --------
  Operating income ...................................        7,057        6,711

Interest expense, net ................................        1,344        1,705
                                                           --------     --------
   Income before income taxes ........................        5,713        5,006
Provision for income taxes ...........................        2,062        2,015
                                                           --------     --------
   Net income ........................................     $  3,651     $  2,991
                                                           ========     ========
Weighted average number of common
   shares outstanding-diluted ........................       11,186       11,439
                                                           ========     ========
Diluted earnings per common share ....................     $   0.33     $   0.26
                                                           ========     ========
Weighted average number of common
   shares outstanding-basic ..........................       11,095       11,427
                                                           ========     ========
Basic earnings per common share ......................     $   0.33     $   0.26
                                                           ========     ========
Cash dividends per common share ......................     $   0.06     $   0.05
                                                           ========     ========


            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                                              Three Months Ended
(Unaudited)                                                     December 31
--------------------------------------------------------------------------------
                                                             1999          1998
                                                           ---------------------
Net income ...........................................     $ 3,651      $  2,991
   Foreign currency translation adjustment............         (26)          --
                                                           -------      --------
Comprehensive income .................................     $ 3,625      $  2,991
                                                           =======      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                             Three months ended
(Unaudited)                                                    December 31
--------------------------------------------------------------------------------
                                                             1999       1998
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .........................................   $  3,651    $  2,991
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Depreciation ...................................      3,182       3,056
       Amortization ...................................         94          94
       Deferred income taxes ..........................        137         406
       Equity in net income of unconsolidated corporate
       joint venture ..................................       (404)       (116)
       Gain on sale of assets .........................        (19)        (14)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................     (4,474)     (5,584)
             Inventories ..............................     (3,105)     (3,046)
             Prepaids expenses and other assets .......         48      (1,324)
             Accounts payable .........................       (379)      7,221
             Accrued liabilities and income taxes .....        (56)      2,132
                                                          --------    --------
Net cash (used in) provided by operating activities ...     (1,325)      5,816
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (5,772)     (3,707)
   Proceeds from sale of property, plant and equipment          55       1,304
   Investment in unconsolidated joint venture .........       (600)
                                                            ------    --------
Net cash used in investing activities .................     (5,717)     (3,003)
                                                            ------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     12,000       7,000
   Principal payments on long-term debt ...............       (168)       (167)
   Cash dividends on common stock .....................       (665)       (573)
   Repurchase of common stock .........................     (2,788)     (2,024)
   Net issuance of common stock .......................         16
   Net issuance of common stock under
     stock option plans ...............................         75
                                                          --------    --------
Net cash provided by financing activities .............      8,395       4,311
                                                          --------    --------
Effect of exchange rate changes on cash ...............         21        (108)
                                                          --------    --------
Net increase in cash and cash equivalents .............      1,374       7,016
Cash and cash equivalents, beginning of year ..........     12,578       4,778
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $ 13,952    $ 11,794
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  1,719    $  1,759
                                                          ========    ========
Cash payment for income taxes .........................   $    364    $   --
                                                          ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of December 31, 1999 and the condensed consolidated statements of income, comprehensive income and cash flows for the three months ended December 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1999. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

Inventory consists of:
(In thousands)                                        December 31 September 30
--------------------------------------------------------------------------------
                                                         1999         1999
                                                       Unaudited    Audited
                                                     -------------------------
Raw materials ....................................   $   68,137   $   64,139
Finished goods and work in process ...............       15,613       16,485
                                                     ----------   ----------
                                                     $   83,750   $   80,624
                                                     ==========   ==========

3.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:

                                                            Three Months Ended
(In thousands, except per share results)                        December 31
--------------------------------------------------------------------------------
                                                             1999        1998
                                                          ----------------------
Net income ............................................   $   3,651   $   2,991
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................      11,095      11,427
    Plus: dilutive effect of stock options ............          91          12
                                                          ---------   ---------
           Diluted weighted average shares ............      11,186      11,439
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      11,095      11,427
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    0.33   $    0.26
                                                          =========   =========
    Basic .............................................   $    0.33   $    0.26
                                                          =========   =========

Options to purchase 70,000 and 566,000 shares for the three months ended December 31, 1999, and 1998, respectively were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during the periods.

4. ACQUISITION:

On January 12, 2000 the Company completed the purchase of Custom Steel, Inc. and Custom Steel Processing Corp., collectively referred to as Custom Steel. The purchase price included $13,350,000 in cash and the assumption of $5,400,000 of liabilities. Additional contingent payments of up to $3,540,000 may also be made during the next three years. The company financed the acquisition with existing credit facilities. The Custom Steel acquisition will be accounted for under the purchase method of accounting. Accordingly, the result of the operations of Custom Steel will be included in the consolidated financial statements from the date of acquisition.

5.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, it any, for which the derivative is designated as a hedge. As amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date for FASB Statement No 133," This standard is effective for the Company's financial statements beginning October 1, 2001, with early adoption permitted. Management of the Company anticipates that the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or its financial position.

     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

When used in the following discussion, the word "expects" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions; cyclicality of demand in the steel industry, specifically in the automotive market; work stoppages; risks of business interruptions affecting automotive manufacturers; competitive factors such as pricing and availability of steel; reliance on key customers; ability to integrate acquisitions; and potential equipment malfunctions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Results of Operations
---------------------
Steel Technologies posted record first quarter sales of $104,890,000 for the fiscal quarter ended December 31, 1999, an increase of 7% from sales of $98,203,000 for the first quarter ended December 31, 1998. Tons shipped of Company-owned steel products in the first quarter of fiscal 2000 increased approximately 8% compared to the first quarter of fiscal 1999 while the average selling price of Company-owned steel products for the first quarter fiscal 2000 declined approximately 2% from the previous year. The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share and to develop a substantial amount of new business with both existing and new customers.

The gross profit margin was 12.6% in the first quarter of fiscal 2000 compared to 13.2% in the first quarter of fiscal 1999. The decreases are primarily the result of an increase in raw material prices and a reduction in toll processing revenues as compared to the first quarter of last year. Strong demand for steel products and the effort of the domestic steel industry to curtail unfair trade practices of certain foreign steel importers have significantly reduced the amount of imported flat rolled products flowing into the United States. As a result, the supply of steel from foreign producers has declined significantly in recent months, and resulted in the domestic producers increasing raw material prices. The Company expects further increases in raw material costs in 2000 and as a result, expects gross margins to be negatively impacted in the event that the Company is unable to pass along corresponding sales price increases to its customers. Production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs. Additionally, an increase in the use of the Company's pickling facility and blanking lines are expected to increase the amount of higher margin toll processing revenue for the remaining of fiscal 2000. Toll processing, primarily of customer-owned steel, generates higher gross margin percentages than the traditional processing of Company-owned steel.

Steel Technologies continues to actively manage the level at which sales, general and administrative costs are added to its cost structure. Sales, general and administrative costs increased approximately 3% for the current quarter compared to the comparable period last year. The increase was primarily attributable to additional marketing expenses to support sales growth and recent capacity expansions in Ohio, South Carolina and Mexico. Sales, general and administrative expenses were 6.3% and 6.5% of sales for the first quarter of fiscal 2000 and 1999, respectively.

The  Company's  share  of the  income  of  Mi-Tech  Steel,  Inc.,  (Mi-Tech)  an unconsolidated corporate joint venture, was $404,000 for the first quarter of fiscal 2000 and $116,000, for the first quarter of fiscal 1999. Improvements in demand for Mi-Tech products and services positively impacted Mi-Tech's profitability for the first quarter of fiscal 2000 as compared to the comparable period of fiscal 1999. The Company expects a similar contribution from Mi-Tech for the remaining quarters of fiscal 2000.

Net Interest expense was $1,344,000 and $1,705,000 for the first quarter of fiscal 2000 and 1999, respectively. The decrease is primarily attributable to a higher amount of interest income from Mexico and a reduction in interest expense from amortizing a gain generated by terminating an interest rate swap agreement in fiscal 1999. The company expects higher interest expense in subsequent quarters due to the generally higher level of market interest rates as a result of Federal Reserve monetary policy.

The effective income tax rate was approximately 36.1% and 40.5%, respectively for the first quarter of fiscal 2000 and 1999, respectively. The net decrease arises from an increase in the benefit due to a higher percentage of overall earnings from the Mi-Tech joint venture.

Liquidity and Capital Resources
-------------------------------
At December 31, 1999, Steel Technologies had $98,880,000 of working capital, maintained a current ratio of 2.6:1 and had total debt at 47% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first three months of fiscal 2000, increased inventory levels and higher accounts receivables without any changes in the payables contributed to the use of $1,325,000 of cash from operations. Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout fiscal 2000.

Capital expenditures for the three months of fiscal 2000 totaled $5,772,000. The major expenditures were for the construction of the new Metamoros, Mexico facility, the completion of the Ohio plant expansion and other capacity expansion projects. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2000, the capital additions to all facilities, including the completion of the construction of the Metamoros, Mexico facility, expansion of Steel Technologies processing capabilities and the recently completed acquisition of Custom Steel are expected to approximate $26,000,000.

On January 12, 2000 the Company completed the purchase of Custom Steel, Inc. and Custom Steel Processing Corp., collectively referred to as Custom Steel. The purchase price included $13,350,000 in cash and the assumption of $5,400,000 of liabilities. Additional contingent payments of up to $3,540,000 may also be made during the next three years. The company financed the acquisition with existing credit facilities. The Custom Steel acquisition will be accounted for under the purchase method of accounting. Accordingly, the result of the operations of Custom Steel will be included in the consolidated financial statements from the date of acquisition.

Steel Technologies maintains an equity investment of approximately $12,814,000 in its 90%-owned Mexican subsidiary.

As of January 1, 1999, the Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of the Mexican subsidiary are translated into U.S. dollars at the period end rate of exchange, and revenues and expenses are translated at average rates of exchanges in effect during the periods. Resulting translation adjustments are reported as a component of comprehensive income. Foreign currency transaction gains and losses are included in net income when incurred. Prior to January 1, 1999, the Mexican economy was considered hyper-inflationary. Accordingly, the Company used the monetary/non-monetary method of accounting for foreign currency translation. Under the monetary/non-monetary method, non-monetary assets and liabilities were translated at historical rates of exchange and the functional currency was the U.S. dollar.

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

Steel Technologies has a $100,000,000 line of credit agreement expiring on December 31, 2001, with various variable options on the interest rate, none of which are greater than the bank's prime. During the first quarter of fiscal 2000 the Company borrowed $12,000,000 for working capital needs. At December 31, 1999, there was $69,000,000 outstanding on the credit facility. In January 2000, the company borrowed $13,000,000 for the purchase of Custom Steel.

The line of credit is expected to be sufficient to finance the capital expenditure plans as well as the working capital needs for fiscal 2000. At this time the Company has no known material obligations, commitments or demands that must be met beyond the next twelve months other than the ten-year private placement notes and the unsecured bank line of credit. The ten-year notes require principal payments through March 2005 and the line of credit is expected to be renewed at the end of the term. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At December 31, 1999, Steel Technologies had $108,732,000 of long-term debt outstanding. Under various debt agreements, the Company agrees to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 1,500,000 shares of its common stock. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. From the inception of the program, the company repurchased approximately 1,096,000 shares of common stock, including 216,000 during the first quarter of fiscal 2000.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

Year 2000 Compliance
--------------------
Steel Technologies' Year 2000 project (Project) addressed the issue of using two digits, rather than four, to define the century. Any programs with a time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or systems failures.

The Project focused primarily in the following areas: infrastructure, applications, manufacturing, first party suppliers and customers. The infrastructure section consisted of hardware and systems software other than application software. The application software section included both the conversion of application software that is not Year 2000 compliant and, where applicable, the replacement of software. The manufacturing section of the Project related to the hardware, software and associated embedded computer chips that are used in the operation of all facilities. The first party suppliers and customers section included the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in addressing the Year 2000 problem. All areas of The Project and contingency planning were completed by December 31, 1999.

The total cost related to becoming Year 2000 compliant was not material to the Company's financial position. The estimated cost of the Year 2000 Project was approximately $200,000 of which approximately $150,000 was expensed in the first nine months of fiscal 1999 and $50,000 was expensed as of the end of the Company's fiscal year ended September 30, 1998. The Company did not incur any additional material Year 2000 costs during the first quarter of fiscal 2000.

The company did not experience any material Year 2000 difficulties on January 1, 2000.


       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first three months ended December 31, 1999 from the disclosures about market risk provided in the Company's Annual Report on Form10-K for the year ended September 30, 1999.

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







   STEEL TECHNOLOGIES INC.
        (Registrant)







  By  ___________________________________
              Joseph P. Bellino
            Chief Financial Officer
           (Principal Financial and
           Chief Accounting Officer)




Dated February 3, 2000