Form 10-Q
period 2000-03-31
STEEL TECHNOLOGIES INC
filed 2000-05-12
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

    [ ]              TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-14061


                             STEEL TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

                       Kentucky                                 61-0712014
              (State or other jurisdiction of                (I.R.S. Employer
               incorporation or organization)               Identification No.)

                 15415 Shelbyville Road, Louisville, KY         40245
         ---------------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

                                 (502) 245-2110
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 10,752,383 shares outstanding of the Registrant's common stock as of April 30, 2000.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets March 31, 2000
        (Unaudited) and September 30, 1999 (Audited) ......................    3

        Condensed Consolidated Statements of Income and Comprehensive
        Income Three months and Six months ended March 31, 2000 and 1999
        (Unaudited) ........................................................   4

        Condensed Consolidated Statements of Cash Flows
        Six months ended March 31, 2000 and 1999 (Unaudited) ..............    5

        Notes to Condensed Consolidated Financial Statements (Unaudited) ..  6-8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................. 9-13

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk ..............................................................   13

PART II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ...............   14

Item 6. Exhibits and Reports on Form 8-K ..................................   14

                     Part I. - FINANCIAL INFORMATION
                      Item 1. Financial Statements

                         STEEL TECHNOLOGIES INC.
                  Condensed Consolidated Balance Sheets

                                                       March 31     September 30
                                                         2000           1999
                                                     -----------    ------------
(In thousands)                                       (Unaudited)      (Audited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   9,787       $  12,578
   Trade accounts receivable, net ..............         70,504          54,389
   Inventories .................................        105,531          80,625
   Deferred income taxes .......................          2,578           2,426
   Prepaid expenses and other assets ...........            725             474
                                                      ---------       ---------
      Total current assets .....................        189,125         150,492

Property, plant and equipment, net .............        116,362         107,953
Investments in corporate joint ventures ........         20,467          19,858
Goodwill, net of amortization ..................         19,526           9,664
Other assets ...................................          1,991           1,138
                                                      ---------       ---------
                                                      $ 347,471       $ 289,105
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  62,980       $  44,649
   Accrued liabilities .........................          8,041           9,139
   Income taxes payable ........................            719             595
   Long-term debt due within one year ..........          6,233           6,691
                                                      ---------       ---------
      Total current liabilities ................         77,973          61,074

Long-term debt .................................        128,562          90,209
Deferred income taxes ..........................         14,558          12,904
Other long term liabilities ....................            288             479
                                                      ---------       ---------
      Total liabilities ........................        221,381         164,666
                                                      ---------       ---------
Commitments and contingencies ..................           --              --
 Shareholders' equity:
   Preferred stock .............................           --              --
   Common stock ................................         17,258          17,140
   Treasury stock ..............................        (11,765)         (7,123)
   Additional paid-in capital ..................          4,909           4,909
   Retained earnings ...........................        117,505         111,311
   Accumulated other comprehensive loss ........         (1,817)         (1,798)
                                                      ---------       ---------
     Total shareholders' equity ................        126,090         124,439
                                                      ---------       ---------
                                                      $ 347,471       $ 289,105
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except per share results)Three Months Ended    Six Months Ended
(Unaudited)                                  March 31             March 31
--------------------------------------------------------------------------------
                                        2000       1999       2000       1999
                                      ------------------------------------------
Sales ................................ $120,910   $106,891   $225,800   $205,093
Cost of goods sold ...................  106,290     92,366    197,959    177,615
                                       --------   --------   --------   --------
      Gross profit ...................   14,620     14,525     27,841     27,478

Selling, general and
   administrative expenses ...........    7,527      6,422     14,095     12,780
Equity in net income of unconsolidated
  corporate joint venture ............      205        157        609        272
                                       --------   --------   --------   --------
   Operating income ..................    7,298      8,260     14,355     14,970

Interest expense .....................    1,939      1,823      3,283      3,528
                                       --------   --------   --------   --------
   Income before income taxes ........    5,359      6,437     11,072     11,442

Provision for income taxes ...........    2,065      2,544      4,127      4,558
                                       --------   --------   --------   --------
    Net income ....................... $  3,294   $  3,893   $  6,945   $  6,884
                                       --------   --------   --------   --------
Diluted weighted average number of
   common shares outstanding .........   10,929     11,248     11,058     11,344
                                       ========   ========   ========   ========

Diluted earnings per common share .... $   0.30   $   0.35   $   0.63   $   0.61
                                       ========   ========   ========   ========

Basic weighted average number of
   common shares outstanding .........   10,882     11,230     10,989     11,330
                                       ========   ========   ========   ========

Basic earnings per common share ...... $   0.30   $   0.35   $   0.63   $   0.61
                                       ========   ========   ========   ========

Cash dividends per common share ...... $   --     $   --     $   0.06   $   0.05
                                       ========   ========   ========   ========



            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                        Three Months Ended      Six Months Ended
(Unaudited)                                March 31                March 31
--------------------------------------------------------------------------------
                                        2000       1999       2000        1999
                                   ---------------------------------------------
Net income ........................   $  3,294   $  3,893   $  6,945   $  6,884
    Foreign currency translation
        adjustment ................        (45)      (761)       (19)      (761)
                                      --------   --------   --------   --------
Comprehensive income ..............   $  3,249   $  3,132   $  6,926   $  6,123
                                      ========   ========   ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                                Six months ended
(Unaudited)                                                       March 31
--------------------------------------------------------------------------------
                                                             2000       1999
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .........................................   $  6,945    $  6,884
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Depreciation ...................................      6,489       6,079
       Amortization ...................................        263         178
       Deferred income taxes ..........................      1,316         613
       Equity in net income of unconsolidated corporate
       joint venture ..................................       (609)       (272)
       Loss on sale of assets .........................         46          21
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................    (14,324)    (11,513)
             Inventories ..............................    (23,056)      2,872
             Prepaid expenses and other assets .......        (162)     (2,181)
             Accounts payable .........................     16,195      (2,689)
             Accrued liabilities and income taxes .....     (2,041)      3,544
                                                          --------    --------
Net cash (used in) provided by operating activities ...     (8,938)      3,536
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........    (11,128)     (8,570)
   Proceeds from sale of property, plant and equipment          86       1,357
   Acquisition, net of cash acquired ..................    (12,122)        --
   Investment in unconsolidated joint venture .........        --         (600)
                                                            ------    --------
Net cash used in investing activities .................    (23,164)     (7,813)
                                                            ------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     42,000      15,000
   Principal payments on long-term debt ...............     (6,687)     (8,368)
   Cash dividends on common stock .....................       (665)       (573)
   Repurchase of common stock .........................     (4,642)     (3,277)
   Net issuance of common stock .......................         31         --
   Net issuance of common stock under
     stock option plans ...............................         --          92
   Other ..............................................       (700)        --
                                                          --------    --------
Net cash provided by financing activities .............     29,337       2,874
                                                          --------    --------
Effect of exchange rate changes on cash ...............        (26)       (118)
                                                          --------    --------
Net decrease in cash and cash equivalents .............     (2,791)     (1,521)
Cash and cash equivalents, beginning of year ..........     12,578       4,778
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $  9,787    $  3,257
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  3,255    $  3,875
                                                          ========    ========
Cash payment for income taxes .........................   $  4,260    $  2,041
                                                          ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of income and comprehensive income for the three and six months ended March 31, 2000 and 1999, and condensed consolidated cash flows for the six months ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1999. The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

Inventory consists of:
                                                      March 31     September 30
                                                        2000           1999
                                                     ----------    ------------
(In thousands)                                        Unaudited       Audited
------------------------------------------------------------------------------
Raw materials ....................................   $   88,235      $   64,139
Finished goods and work in process ...............       17,296          16,486
                                                     ----------      ----------
                                                     $  105,531      $   80,625
                                                     ==========      ==========

3.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:


                                        Three Months Ended    Six Months Ended
(In thousands, except per share results)     March 31             March 31
--------------------------------------------------------------------------------
                                           2000      1999      2000      1999
                                      ------------------------------------------
Net income ...........................   $ 3,294   $ 3,893   $ 6,945   $ 6,884
                                         -------   -------   -------   -------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common
       stock outstanding .............    10,882    11,230    10,989    11,330
    Plus: dilutive effect of stock
       options .......................        47        18        69        14
                                         -------   -------   -------   -------
       Diluted weighted average shares    10,929    11,248    11,058    11,344
                                         -------   -------   -------   -------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common
       stock outstanding .............    10,882    11,230    10,989    11,330
                                         -------   -------   -------   -------

Net income per share data:
    Diluted ..........................   $  0.30   $  0.35   $  0.63   $  0.61
                                         =======   =======   =======   =======

    Basic ............................   $  0.30   $  0.35   $  0.63   $  0.61
                                         =======   =======   =======   =======

Options to purchase 320,000 and 528,000 shares at March 31, 2000 and 1999, respectively were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during the periods.

4. ACQUISITION:

On January 12, 2000 the Company completed the purchase of Custom Steel, Inc. and Custom Steel Processing Corp., collectively referred to as Custom Steel. The purchase price included $13,350,000 in cash and the assumption of $5,800,000 of liabilities. Additional contingent payments of up to $3,540,000 may also be made during the next three years. The Company financed the acquisition with existing credit facilities. The Custom Steel acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of the operations of Custom Steel have been included in the consolidated financial statements from the date of acquisition.

5. SHAREHOLDERS' EQUITY

During 2000, the Company amended its restated articles of incorporation to increase the number of authorized common shares from 20,000,000 to 50,000,000.

6. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

Results of Operations
---------------------
Steel Technologies posted record second quarter sales of $120,910,000 for the fiscal quarter ended March 31, 2000, an increase of 13% from sales of $106,891,000 for the second quarter ended March 31, 1999. Tons shipped of Company-owned steel products in the second quarter of fiscal 2000 increased approximately 8% compared to the second quarter of fiscal 1999 while the average selling price of Company-owned steel products for the second quarter fiscal 2000 increased approximately 4% from the previous year. Custom Steel Inc. and Custom Steel Processing, Inc., collectively Custom Steel (now wholly owned subsidiaries of the Company), acquired on January 12, 2000 added $4,872,000 of revenues for the second quarter of fiscal 2000. Sales of existing Steel Technologies steel processing operations increased by approximately $9,147,000 or 9% from a year ago.

Sales for the six months ended March 31, 2000 increased by 10% to a record $225,800,000 compared to $205,093,000 for the six months ended March 31, 1999. Sales of existing Steel Technologies steel processing operations excluding Custom Steel increased by approximately $15,835,000 or 8% from the previous year's first six months.

Tons shipped in the first six months of fiscal 2000 increased approximately 8% compared to the first six months of fiscal 1999. Average selling prices of steel for the first six months of fiscal 2000 increased approximately 1% as compared to the previous year. The sales outlook is solid based on order activity and backlogs.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share and to develop a substantial amount of new business with both existing and new customers.

The gross profit margin was 12.1% and 12.3% in the second quarter and six months of fiscal 2000, respectively compared to 13.6% and 13.4% in the second quarter and six months of fiscal 1999, respectively. The decreases are primarily the result of increases in raw material prices as compared to the first half of last year. Strong demand for steel products and the efforts of the domestic steel industry to curtail unfair trade practices of certain foreign steel importers have significantly reduced the amount of imported flat rolled products flowing into the United States. As a result, the supply of steel from foreign producers has declined significantly in recent months, and resulted in the domestic producers increasing raw material prices. The Company expects further increases in raw material costs in 2000 and as a result, expects gross margins to be negatively impacted in the event that the Company is unable to pass along corresponding sales price increases to its customers. Production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs. Additionally, an increase in the use of the Company's pickling facility and blanking lines are expected to increase the amount of higher margin toll processing revenue for the remainder of fiscal 2000. Toll processing, primarily of customer-owned steel, generates higher gross margin percentages than the traditional processing of Company-owned steel.

Steel Technologies continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Selling, general and administrative costs increased approximately 17% and 10%, respectively from the comparable second quarter and first half of fiscal 1999 period. Selling, general and administrative expenses as a percentage of sales were 6.2% for the second quarter of fiscal 2000 as compared to 6.0% for the second quarter of fiscal 1999. Selling, general and administrative expenses as a percentage of sales were 6.2% for the six months ended March 31, 2000 and 1999, respectively. The increase was primarily attributable to additional expenses from the addition of Custom Steel and additional marketing expenses to support recent capacity expansions in Ohio and South Carolina and sales growth in Mexico.

The Company's share of the income of Mi-Tech Steel, Inc., (Mi-Tech) an unconsolidated corporate joint venture, was $205,000 and $609,000, respectively for the second quarter and six months of fiscal 2000 compared to $157,000 and $272,000, respectively for the second quarter and six months ended March 31, 1999. Improvements in demand for Mi-Tech products and services positively impacted Mi-Tech's profitability for the first half of fiscal 2000 as compared to the first half of fiscal 1999. The Company expects similar income contributions from Mi-Tech for the remainder of the current fiscal year.

Net interest expense for the second quarter of fiscal 2000 was $1,939,000 compared to $1,823,000 for the second quarter of fiscal 1999. The increase is the result primarily of higher average borrowings used to finance the acquisition of Custom Steel and the Company's working capital needs. The increase was partially offset from the amortization of a gain generated by terminating an interest rate swap agreement in fiscal 1999.

Net interest expense for the first six months of fiscal 2000 was $3,283,000 compared to $3,528,000 for first six months of fiscal 1999. Although average borrowings and the interest rate for borrowings increased during the first six months of fiscal 2000 compared to the first six months of fiscal 1999, the effect of the interest rate swap agreement in fiscal 1999 produced an overall decrease in net interest expense.

The Company expects higher interest expenses in subsequent quarters due to the generally higher level of market interest rates as a result of Federal Reserve monetary policy.

The Company's effective income tax rate was approximately 38.5% and 37.3%, respectively for the second quarter and six months of fiscal 2000 compared to 39.5% and 39.8% for the comparable periods of fiscal 1999. The decrease is attributable to a higher percentage of overall earnings from the Mi-Tech joint venture, which are not fully taxable to the Company and lower taxable earnings for the Company's Mexican subsidiary.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, Steel Technologies had $111,152,000 of working capital, maintained a current ratio of 2.4:1 and had total debt at 52% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first six months of fiscal 2000, increased inventory levels and higher accounts receivables to support the growth in sales, partially offset with an increase in accounts payable contributed to the use of $8,938,000 of cash from operations. Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout fiscal 2000.
Capital expenditures for the six months of fiscal 2000 totaled $11,128,000. The major expenditures were for the construction of the new Matamoros, Mexico facility, the completion of the Ohio plant expansion and other capacity expansion projects. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2000, the capital additions to all facilities, including the completion of the construction of the Matamoros, Mexico facility, expansion of Steel Technologies processing capabilities and the recently completed acquisition of Custom Steel are expected to approximate $26,000,000.

On January 12, 2000 the Company completed the purchase of Custom Steel. The purchase price included $13,350,000 in cash and the assumption of $5,800,000 of liabilities. Additional contingent payments of up to $3,540,000 may also be made during the next three years. The Company financed the acquisition with existing credit facilities. The Custom Steel acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of the operations of Custom Steel have been included in the consolidated financial statements from the date of acquisition.

Steel Technologies maintains an equity investment of approximately $13,944,000 in its 90%-owned Mexican subsidiary.

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

The Company has a $100,000,000 line of credit agreement expiring on December 31, 2001, with various variable options on the interest rate, none of which are greater than the bank's prime. During the first six months of fiscal 2000 the Company borrowed $42,000,000 for the purchase of Custom Steel, construction of the Matamoros, Mexico facility and for working capital needs. At March 31, 2000, there was $99,000,000 outstanding on the credit facility.

In April 2000, the Company entered into an additional $15,000,000 line of credit agreement expiring on December 31, 2000, with various variable options on the interest rate, none of which are greater than the bank's prime.

The lines of credit are expected to be sufficient to finance the capital expenditure plans as well as the working capital needs for fiscal 2000. At this time the Company has no known material obligations, commitments or demands that must be met beyond the next twelve months other than the ten-year private placement notes and the unsecured bank lines of credit. The ten-year notes require principal payments through March 2005 and the $100,000,000 line of credit is expected to be renewed at the end of the term. The Company expects to retire the additional $15,000,000 line of credit upon maturity. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At March 31, 2000, Steel Technologies had $134,795,000 of long-term debt outstanding. Under various debt agreements, the Company agrees to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

On April 28, 2000, the Board of Directors approved an additional plan under which the Company may repurchase 2,500,000 shares of its common stock. This recent approval increased the number of shares the Company may purchase to 2,500,000 shares from 1,500,000 shares, an increase of 1,000,000 shares. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. From the inception of the program, the Company repurchased approximately 1,276,000 shares of common stock, including 396,000 during the first six months of fiscal 2000.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first six months ended March 31, 2000 from the disclosures about market risk provided in the Company's Annual Report on Form10-K for the year ended September 30, 1999.

                          Part II. - Other Information

           Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 27, 2000. The matters voted upon at the meeting were the election of three directors for three-year terms, ratification of independent auditors for the current fiscal year, ratification of an amendment to the Company's restated articles of incorporation to increase the number of authorized common shares from 20,000,000 to 50,000,000 and ratification of the Company's 2000 stock option plan.

The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:

Nominee           Votes For         Votes Against     Votes Withheld

Ralph W. McIntyre 8,776,398               0                   900,133
Jimmy Dan Conner  8,776,398               0                   900,133
Andrew J. Payton  8,776,383               0                   900,148

The number of votes cast for, against or abstained with respect to the selection of PricewaterhouseCoopers LLP as the Company's independent accountants were as follows:

                  Votes For         Votes Against       Abstained
                  9,648,659                9,372                 18,501

The number of votes cast for, against or withheld with respect to ratification of an amendment to the Company's restated articles of incorporation to increase the number of authorized common shares from 20,000,000 to 50,000,000 were as follows:

                  Votes For         Votes Against        Abstained
                  7,648,929             2,002,967                 24,635

The number of votes cast for, against or withheld with respect to ratification of the Company's 2000 stock option plan were as follows:

                  Votes For         Votes Against        Abstained
                  8,372,396             1,260,797                 43,338


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




Dated May 12, 2000