Form 10-Q
period 2000-06-30
STEEL TECHNOLOGIES INC
filed 2000-08-11
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 10,630,625 shares outstanding of the Registrant's common stock as of July 31, 2000.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets June 30, 2000
        (Unaudited) and September 30, 1999 (Audited) ......................    3

        Condensed Consolidated Statements of Income and Comprehensive
        Income Three months and Nine months ended June 30, 2000 and 1999
        (Unaudited) ........................................................   4

        Condensed Consolidated Statements of Cash Flows
        Nine months ended June 30, 2000 and 1999 (Unaudited) ..............    5

        Notes to Condensed Consolidated Financial Statements (Unaudited) ..  6-8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................. 9-13

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk ..............................................................   13

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..................................   14

                     Part I. - FINANCIAL INFORMATION
                      Item 1. Financial Statements

                         STEEL TECHNOLOGIES INC.
                  Condensed Consolidated Balance Sheets

                                                       June 30      September 30
                                                         2000           1999
                                                     -----------    ------------
(In thousands)                                       (Unaudited)      (Audited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   1,427       $  12,578
   Trade accounts receivable, net ..............         70,616          54,389
   Inventories .................................         98,722          80,625
   Deferred income taxes .......................          2,851           2,426
   Prepaid expenses and other assets ...........          1,089             474
                                                      ---------       ---------
      Total current assets .....................        174,705         150,492

Property, plant and equipment, net .............        117,944         107,953
Investments in corporate joint ventures ........         20,735          19,858
Goodwill, net of amortization ..................         19,329           9,664
Other assets ...................................          2,004           1,138
                                                      ---------       ---------
                                                      $ 334,717       $ 289,105
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  52,275       $  44,649
   Accrued liabilities .........................          7,300           9,139
   Income taxes payable ........................          1,383             595
   Long-term debt due within one year ..........          6,248           6,691
                                                      ---------       ---------
      Total current liabilities ................         67,206          61,074

Long-term debt .................................        125,362          90,209
Deferred income taxes ..........................         14,881          12,904
Other long term liabilities ....................            192             479
                                                      ---------       ---------
      Total liabilities ........................        207,641         164,666
                                                      ---------       ---------
Commitments and contingencies ..................           --              --
 Shareholders' equity:
   Preferred stock .............................           --              --
   Common stock ................................         17,273          17,140
   Treasury stock ..............................        (12,506)         (7,123)
   Additional paid-in capital ..................          4,909           4,909
   Retained earnings ...........................        119,411         111,311
   Accumulated other comprehensive loss ........         (2,011)         (1,798)
                                                      ---------       ---------
     Total shareholders' equity ................        127,076         124,439
                                                      ---------       ---------
                                                      $ 334,717       $ 289,105
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except per share results)Three Months Ended    Nine Months Ended
(Unaudited)                                  June 30               June 30
--------------------------------------------------------------------------------
                                        2000       1999       2000       1999
                                      ------------------------------------------
Sales ................................ $121,936   $109,248   $347,736   $314,342
Cost of goods sold ...................  109,349     93,136    307,308    270,752
                                       --------   --------   --------   --------
      Gross profit ...................   12,587     16,112     40,428     43,590

Selling, general and
   administrative expenses ...........    7,269      6,850     21,364     19,630
Equity in net income of unconsolidated
  corporate joint venture ............      268        355        877        627
                                       --------   --------   --------   --------
   Operating income ..................    5,586      9,617     19,941     24,587

Interest expense .....................    1,847      2,412      5,130      5,940
                                       --------   --------   --------   --------
   Income before income taxes ........    3,739      7,205     14,811     18,647

Provision for income taxes ...........    1,187      2,723      5,314      7,281
                                       --------   --------   --------   --------
    Net income ....................... $  2,552   $  4,482   $  9,497   $ 11,366
                                       --------   --------   --------   --------
Diluted weighted average number of
   common shares outstanding .........   10,739     11,157     10,952     11,281
                                       ========   ========   ========   ========

Diluted earnings per common share .... $   0.24   $   0.40   $   0.87   $   1.01
                                       ========   ========   ========   ========

Basic weighted average number of
   common shares outstanding .........   10,730     11,128     10,903     11,262
                                       ========   ========   ========   ========

Basic earnings per common share ...... $   0.24   $   0.40   $   0.87   $   1.01
                                       ========   ========   ========   ========

Cash dividends per common share ...... $   0.06   $   0.06   $   0.12   $   0.11
                                       ========   ========   ========   ========



            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                        Three Months Ended     Nine Months Ended
(Unaudited)                                 June 30                June 30
--------------------------------------------------------------------------------
                                        2000       1999       2000        1999
                                   ---------------------------------------------
Net income ........................   $  2,552   $  4,482   $  9,497   $ 11,366
    Foreign currency translation
        adjustment ................       (194)        26       (213)      (735)
                                      --------   --------   --------   --------
Comprehensive income ..............   $  2,358   $  4,508   $  9,284   $ 10,631
                                      ========   ========   ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Nine months ended
(Unaudited)                                                       June 30
--------------------------------------------------------------------------------
                                                             2000       1999
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .........................................   $  9,497    $ 11,366
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Depreciation ...................................      9,857       9,271
       Amortization ...................................        442         285
       Deferred income taxes ..........................      1,366        (270)
       Equity in net income of unconsolidated corporate
       joint venture ..................................       (877)       (627)
       Loss on sale of assets .........................         13           8
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................    (14,524)    (11,448)
             Inventories ..............................    (16,363)      5,276
             Prepaid expenses and other assets .......        (523)     (1,003)
             Accounts payable .........................      5,621        (287)
             Accrued liabilities and income taxes .....     (2,180)      5,190
                                                          --------    --------
Net cash (used in) provided by operating activities ...     (7,671)     17,761
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........    (16,442)    (13,171)
   Proceeds from sale of property, plant and equipment         328       1,365
   Acquisition, net of cash acquired ..................    (12,122)        --
   Investment in unconsolidated joint venture .........        --         (600)
                                                            ------    --------
Net cash used in investing activities .................    (28,236)    (12,406)
                                                            ------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     39,000       9,000
   Principal payments on long-term debt ...............     (6,872)     (8,435)
   Cash dividends on common stock .....................     (1,311)     (1,240)
   Repurchase of common stock .........................     (5,383)     (3,331)
   Net issuance of common stock .......................         46         --
   Net issuance of common stock under
     stock option plans ...............................         --         105
   Other ..............................................       (700)        --
                                                          --------    --------
Net cash provided by financing activities .............     24,780      (3,901)
                                                          --------    --------
Effect of exchange rate changes on cash ...............        (24)        (63)
                                                          --------    --------
Net decrease in cash and cash equivalents .............    (11,151)      1,391
Cash and cash equivalents, beginning of year ..........     12,578       4,778
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $  1,427    $  6,169
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  5,618    $  5,554
                                                          ========    ========
Cash payment for income taxes .........................   $  5,741    $  7,966
                                                          ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of June 30, 2000 and the condensed consolidated statements of income and comprehensive income for the three and nine months ended June 30, 2000 and 1999, and condensed consolidated cash flows for the nine months ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 1999. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

Inventory consists of:
                                                      June 30      September 30
                                                        2000           1999
                                                     ----------    ------------
(In thousands)                                        Unaudited       Audited
------------------------------------------------------------------------------
Raw materials ....................................   $   78,821      $   64,139
Finished goods and work in process ...............       19,901          16,486
                                                     ----------      ----------
                                                     $   98,722      $   80,625
                                                     ==========      ==========

3.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:


                                        Three Months Ended    Nine Months Ended
(In thousands, except per share results)      June 30              June 30
--------------------------------------------------------------------------------
                                           2000      1999      2000      1999
                                      ------------------------------------------
Net income ...........................   $ 2,552   $ 4,482   $ 9,497   $11,366
                                         -------   -------   -------   -------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common
       stock outstanding .............    10,730    11,128    10,903    11,262
    Plus: dilutive effect of stock
       options .......................         9        29        49        19
                                         -------   -------   -------   -------
       Diluted weighted average shares    10,739    11,157    10,952    11,281
                                         -------   -------   -------   -------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common
       stock outstanding .............    10,730    11,128    10,903    11,262
                                         -------   -------   -------   -------

Net income per share data:
    Diluted ..........................   $  0.24   $  0.40   $  0.87   $  1.01
                                         =======   =======   =======   =======

    Basic ............................   $  0.24   $  0.40   $  0.87   $  1.01
                                         =======   =======   =======   =======

Options to purchase 587,500 and 518,000 shares at June 30, 2000 and 1999, respectively were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during the periods.

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

On April 28, 2000, the Board of Directors authorized the repurchase, at management's discretion, of up to 2,500,000 shares of its common stock. This recent approval increased the number of shares the Company may purchase to 2,500,000 shares from 1,500,000 shares, an increase of 1,000,000 shares.

6. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company is expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than July 1, 2001. Management of the Company is currently analyzing the impact of SAB 101 but anticipates the adoption of SAB 101 will not have a material impact on the Company's results of operations or its financial position.

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

Results of Operations
---------------------

Steel Technologies posted record third quarter sales of $121,936,000 for the fiscal quarter ended June 30, 2000, an increase of 12% from sales of $109,248,000 for the third quarter ended June 30, 1999. Tons shipped of Company-owned steel products in the third quarter of fiscal 2000 increased approximately 9% compared to the third quarter of fiscal 1999 while the average selling price of Company-owned steel products for the third quarter fiscal 2000 increased approximately 3% from the previous year. Custom Steel Inc. and Custom Steel Processing Corp., collectively Custom Steel (now wholly owned subsidiaries of the Company), acquired on January 12, 2000, added $6,400,000 of revenues for the third quarter of fiscal 2000. Sales of existing Steel Technologies steel processing operations increased by approximately $6,288,000 or 6% from a year ago.

Sales for the nine months ended June 30, 2000 increased by 11% to a record $347,736,000 compared to $314,342,000 for the nine months ended June 30, 1999. Sales of existing Steel Technologies steel processing operations excluding Custom Steel increased by approximately $22,128,000 or 7% from the previous year's first nine months.

Tons shipped in the first nine months of fiscal 2000 increased approximately 8% compared to the first nine months of fiscal 1999. Average selling prices of steel for the first nine months of fiscal 2000 increased approximately 2% as compared to the previous year. The sales outlook is solid based on order activity and backlogs.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share and to develop a substantial amount of new business with both existing and new customers.

The gross profit margin was 10.3% and 11.6% in the third quarter and nine months of fiscal 2000, respectively compared to 14.7% and 13.9% in the third quarter and nine months of fiscal 1999, respectively. The decreases are primarily the result of increases in raw material prices as compared to the first nine months of last year. Strong demand for steel products and the efforts of the domestic steel industry to curtail alleged unfair trade practices of certain foreign steel importers have significantly reduced the amount of imported flat rolled products flowing into the United States. As a result, the supply of steel from foreign producers has declined significantly in fiscal 2000, and resulted in the domestic producers increasing raw material prices. The Company does not expect further increases in raw material costs through the balance of fiscal 2000. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs. Additionally, an increase in the use of the Company's pickling facility and blanking lines are expected to increase the amount of higher margin toll processing revenue for the remainder of fiscal 2000. Toll processing, primarily of customer-owned steel, generates higher gross margin percentages than the traditional processing of Company-owned steel.

Steel Technologies continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Selling, general and administrative costs increased approximately 6% and 9%, respectively from the comparable third quarter and first nine months of fiscal 1999 period. Selling, general and administrative expenses as a percentage of sales were 6.0% for the third quarter of fiscal 2000 as compared to 6.3% for the third quarter of fiscal 1999. Selling, general and administrative expenses as a percentage of sales were 6.1% for the nine months ended June 30, 2000 and 6.2% for the comparable period last year. The increase in selling, general and administrative expenses was primarily attributable to additional expenses from the addition of Custom Steel and additional marketing expenses to support recent capacity expansions in Ohio and South Carolina and sales growth in Mexico.

The Company's share of the income of Mi-Tech Steel, Inc., (Mi-Tech) an unconsolidated corporate joint venture, was $268,000 and $877,000, respectively for the third quarter and nine months of fiscal 2000 compared to $355,000 and $627,000, respectively for the third quarter and nine months ended June 30, 1999. Improvements in demand for Mi-Tech products and services positively impacted Mi-Tech's profitability for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. The Company expects a positive income contribution from Mi-Tech during the fourth quarter of fiscal 2000.

Net interest expense for the third quarter of fiscal 2000 was $1,847,000 compared to $2,412,000 for the third quarter of fiscal 1999. Net interest expense for the first nine months of fiscal 2000 was $5,130,000 compared to $5,940,000 for first nine months of fiscal 1999. Although average borrowings and the interest rate for borrowings increased during the first nine months of fiscal 2000 compared to fiscal 1999, net interest expense decreased because of the amortization of a gain generated by terminating an interest rate swap agreement in the third quarter of fiscal 1999, foreign currency transaction gains generated from operations in Mexico and interest capitalized from construction in process in Matamoros, Mexico.

The Company's effective income tax rate was approximately 31.7% and 35.9%, respectively for the third quarter and nine months of fiscal 2000 compared to 37.8% and 39.0% for the comparable periods of fiscal 1999. The decrease is attributable to a higher percentage of overall earnings from the Mi-Tech joint venture, which are not fully taxable to the Company, a reduction in state income taxes realized from restructuring the Company in fiscal 2000 and lower taxable earnings for the Company's Mexican subsidiary.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2000, Steel Technologies had $107,499,000 of working capital, maintained a current ratio of 2.6:1 and had total debt at 51% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first nine months of fiscal 2000, increased inventory levels and higher accounts receivable to support the growth in sales, partially offset with an increase in accounts payable contributed to the use of $7,671,000 of cash from operations. Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout fiscal 2000.

Capital expenditures excluding acquisition for the nine months of fiscal 2000 totaled $16,442,000. The major expenditures were for the construction of the new Matamoros, Mexico facility, the completion of the Ohio plant expansion and other capacity expansion projects. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2000, the capital additions to all facilities, including the completion of the construction of the Matamoros, Mexico facility, expansion of Steel Technologies processing capabilities and the recently completed acquisition of Custom Steel are expected to approximate $30,000,000.

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

Steel Technologies maintains an equity investment of approximately $17,657,000 in its 90%-owned Mexican subsidiary.

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

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $8,250,000 of the bank financing required for the working capital purposes of Mi-Tech. Additional equity contributions to the joint venture are not expected for the foreseeable future, but, if required, would be financed with available funds from the Company's bank line of credit.

The Company has a $100,000,000 line of credit agreement expiring on December 31, 2001, with various variable options on the interest rate, none of which are greater than the bank's prime. During the first nine months of fiscal 2000, the Company borrowed $39,000,000 for the purchase of Custom Steel, construction of the Matamoros, Mexico facility and for working capital needs. At June 30, 2000, there was $96,000,000 outstanding on the credit facility.

In April 2000, the Company entered into an additional $15,000,000 line of credit agreement expiring on December 31, 2000, with various variable options on the interest rate, none of which are greater than the bank's prime. As of June 30, 2000, there were no borrowings outstanding on this credit facility.

The lines of credit are expected to be sufficient to finance the capital expenditure plans as well as the working capital needs for fiscal 2000. At this time, the Company has no known material obligations, commitments or demands that must be met beyond the next twelve months other than the ten-year private placement notes and the unsecured bank lines of credit. The ten-year notes require principal payments through March 2005 and the $100,000,000 line of credit is expected to be renewed at the end of the term. The Company expects to retire the additional $15,000,000 line of credit upon maturity. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At June 30, 2000, Steel Technologies had $131,610,000 of long-term debt outstanding. Under various debt agreements, the Company agrees to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

On April 28, 2000, the Board of Directors approved an additional plan under which the Company may repurchase 2,500,000 shares of its common stock. This recent approval increased the number of shares the Company may purchase to 2,500,000 shares from 1,500,000 shares, an increase of 1,000,000 shares. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. From the inception of the program, the Company repurchased approximately 1,381,000 shares of common stock, including 581,000 during the first nine months of fiscal 2000.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first nine months ended June 30, 2000 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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




Dated August 11, 2000