Form 10-K
period 2000-09-30
STEEL TECHNOLOGIES INC
filed 2000-12-29
CIK 771790

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended September 30, 2000

                                  OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ___ to ____

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

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of December 8, 2000, computed by reference to the closing price of the registrant's common stock, as quoted in the Nasdaq National Market System on such date: $53,520,710.

Number of shares of the registrant's Common Stock outstanding at December 8, 2000: 10,316,251.

Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 2000 are incorporated by reference into Part II. Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 25, 2001 are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

GENERAL

Steel Technologies Inc. ("the Company") was incorporated under the laws of the state of Kentucky in 1971 as Southern Strip Steel, Inc. In June 1985, the name of the corporation was changed to Steel Technologies Inc.

The Company is an intermediate steel processor engaged in the business of processing flat rolled steel to specified close tolerances in response to orders from industrial customers who require steel of precise thickness, width, temper, finish and shape for their manufacturing purposes. The Company purchases commercial tolerance steel in coils up to 72 inches in width from major steel mills, processing it to the precise thickness, width, temper, finish and shape specified by its customers. The processed steel is distributed from facilities located in Indiana, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio and South Carolina in the U.S. and four facilities in Mexico. The Company has customers in 38 states primarily in the East, Midwest and South, as well as into Mexico and Canada. The Company's principal processed products are: cold-rolled strip and sheet, cold-rolled one-pass strip, high carbon and alloy strip and sheet, hot-rolled strip and sheet, high strength low alloy strip and sheet, hot-rolled pickle and oil and coated strip and sheet, pickling of hot-rolled black coils, blanking and cut-to-length processing of coil steel, and fabrication and welding of steel sheets and plates.

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

STEEL PROCESSING

The Company  maintains  inventory  of coiled steel  purchased  from the
primary   producers  and  mini-mills.   This  steel,   purchased  as  a
continuous  sheet,  typically 36 to 72 inches wide and between .015 and
 .625 inches thick is known as "commercial tolerance" because its ranges of thickness, width and temper are established by general industry standards which may not be of sufficient quality for the manufacturing purposes of the Company's customers.

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

The Company has achieved high quality and productivity levels through its commitment to modern and efficient equipment used to perform the pickling, slitting, cold reduction, annealing, blanking processes. The Company's pickling facility is capable of high volume pickling, leveling, coating and slitting of hot rolled steel to greater than industry standards. The Company's slitting lines are capable of maintaining width tolerances of +/- .002 inches. The Company has computerized all of its rolling equipment, which has improved its capability to deliver flat rolled steel products processed to closer than standard tolerances. The Company's computerized rolling mills are capable of maintaining thickness tolerances of +/-.0003 inches. Computers monitor thickness during the cold reduction process, rapidly adjusting roll position to maintain the proper tolerance as the steel passes through the rolling mill. The computers also provide both visual displays and documented records of the thickness maintained throughout the entire coil. Annealing is accomplished in high convection bell furnaces. These furnaces feature extraordinary thermal consistency, rapid water cooling and advanced atmosphere controls for good surface cleanliness of the rolled steel product. The Company's blanking lines are capable of producing blanks from coils up to 84 inches in width and maximum gauge of .25 inches thick. Flatness of the steel is controlled by an automatic hydraulic leveler and diagnostic equipment that continually monitors the steel during processing to minimize scrap and provide up-to-the minute production information.

QUALITY CONTROL

The ability to obtain high quality steel from its suppliers on a consistent basis is critical to the Company's business. Most of any nonconforming raw material is diverted to less critical applications. The Company, through its technical services department, has instituted strict quality control measures to assure that the quality of purchased raw materials will allow the Company to meet the specifications of its customers and to reduce the costs of production interruptions resulting from poor quality steel. Physical, chemical, and metallographic analyses are performed on selected raw materials to verify that their mechanical and dimensional properties, cleanliness, surface characteristics, and chemical content are acceptable. Similar analyses are conducted on processed steel on a selected basis before delivery to the customer. The Company also uses statistical process control techniques to monitor its slitting and cold reduction processes so management can document to customers that required tolerances have been continuously maintained throughout processing. This close attention to product quality has enabled the Company to limit the amount of customer returns and allowances. The Company's technical services department is located in the research and development engineering and technology center in Louisville, Kentucky. The Company's metallurgical laboratory is located in the Eminence, Kentucky plant.

MARKETING

The Company's marketing staff consists of sales personnel located throughout the United States and Mexico. In addition to cultivating additional business from existing customers and developing new accounts, these sales personnel are responsible for identifying market trends in their assigned areas. The marketing staff consists of one Senior Vice President-Sales, five regional Vice Presidents-Sales, and by the Company's technical services department, which develops application engineering ideas. The Company is frequently requested to recommend the type of steel which can best serve a customer's specific needs.

CUSTOMERS AND DISTRIBUTION

The Company produces to customer order rather than for inventory. Although some blanket orders are taken for periods of up to one year, such blanket orders represent a projection of anticipated customer requirements and do not become firm orders until the customer calls for delivery of specified quantities of particular products at specified times. The Company is therefore required to maintain a substantial inventory of raw materials to meet the short lead times and just-in-time delivery requirements of many of its customers.
Customers typically place firm orders for delivery within two to three weeks. The Company's backlog of firm orders at November 30, 2000 was $44,000,000, approximately 7% higher than the $41,000,000 at November 30, 1999.

The Company processes steel for sale to a variety of industrial customers, including those in the automotive, automotive supply, appliance, lawn and garden, railcar, machinery and office equipment industries. In fiscal 2000, 1999, and 1998 sales to the automotive industry directly accounted for 10% of the Company's sales, respectively, and sales to the automotive supply industry accounted for 50%, respectively. The Company believes its long-term relationships with its major customers are a significant factor in its business.

The Company supplies processed steel to more than approximately 1,000 active accounts. These customers are generally located within 300 miles of one of the Company's plants. The location of Company facilities near a great number of customers permits the efficient distribution of the Company's products by truck. Independent trucking companies afford a convenient and expeditious means for shipping approximately two-thirds of the Company's products to its customers. The Company also maintains a small number of tractor-trailer trucks to provide flexible delivery service to those customers who do not arrange for their own shipping needs.

SUPPLIERS

In 2000, the Company obtained its steel for processing from a number of integrated and mini mill sources close to its facilities and a limited number of foreign steel companies. The Company obtains its raw material requirements by ordering steel possessing specified physical qualities and alloy content. The Company believes that it is not dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

JOINT VENTURES

In April 1987, the Company formed Mi-Tech Steel, Inc. (Mi-Tech Steel), a 50% owned corporate joint venture with Mitsui Steel
Development Co., Inc. Mi-Tech Steel was established to own and operate high-volume steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers located in the United States. The initial processing facility was opened in December 1987 in Murfreesboro, Tennessee. In January 1990, a second Mi-Tech Steel processing facility opened in Greensburg, Indiana. A third processing facility, the first for Mi-Tech Steel with pickling and slitting capabilities opened in December 1997 in Decatur, Alabama. Steel Technologies is providing management services for the Mi-Tech Steel operations.

In October 1990, Processing Technology, Inc. (Processing Technology), was established. The Company holds a 5% investment in the common stock of this corporate joint venture with LTV Steel Company and Mitsui Steel Development Co., Inc. Processing Technology operates facilities in Perrysburg, Ohio and Burns Harbor, Indiana, which process flat rolled steel and provide steel storage principally for LTV Steel Company. Both facilities began operations in fiscal 1992.

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

EMPLOYEES

As of September 30, 2000, the Company employed approximately 1,150 full-time people, of which approximately 130 are represented by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 2.    PROPERTIES

The Company's principal processing plants and distribution facilities are as follows:

                         Square       Date Opened/
Plant Location          Footage         Acquired
Eminence, Kentucky    180,000 sq.ft.      1971
Portage, Indiana      242,000 sq.ft.      1987
Elkton, Maryland       60,000 sq.ft.      1989
Canton, Michigan      230,000 sq.ft.      1991
Monterrey, Mexico      80,000 sq.ft.      1994
Ghent, Kentucky       230,000 sq.ft.      1995
Puebla, Mexico         20,000 sq.ft.      1997
Clinton, No. Carolina 110,000 sq.ft.      1997
Willoughby, Ohio       75,000 sq.ft.      1998
Mexico City, Mexico    20,000 sq.ft.      1998
Huger, So. Carolina    84,000 sq.ft.      1999
Kennett, Missouri      53,000 sq.ft.      2000
Wurtland, Kentucky     47,000 sq.ft.      2000
Matamoros, Mexico      80,000 sq.ft.      2000

All of these facilities are owned by the Company except for the Mexico City, Puebla and Wurtland facilities which are leased. In 1999, the Company purchased the real property used for processing in North Carolina and Ohio. Prior to that, the company had lease arrangements with these facilities subsequently purchased.

The engineering division, technical services located in Louisville, Kentucky occupies an 11,000 square foot building leased by the Company.

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

All operating properties are in good repair and in suitable condition for the purposes for which they are used. The Company's Elkton, Maryland and Kennett, Missouri processing plants and the executive office building are subject to outstanding mortgages covering certain long-term financing arrangements.

ITEM 3.    LEGAL PROCEEDINGS

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                  Age  Title
Merwin J. Ray          71  Chairman of the Board

Bradford T. Ray        42  Vice Chairman of the Board and Chief
Executive Officer

Michael J. Carroll     43  President and Chief Operating
Officer

Howard F. Bates, Jr.   54  Vice President-Technical Services

Joseph P. Bellino      50  Chief Financial Officer and Treasurer

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

The information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend
Information" on page 6 of the Company's annual report to shareholders for the year ended September 30, 2000.

ITEM 6.    SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected Financial Data" on page 5 of the Company's annual report to shareholders for the year ended September 30, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 11 of the Company's annual report to shareholders for the year ended September 30, 2000.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to changes in interest rates. To manage interest rate exposures, the Company uses fixed and variable debt. The Company does not enter into derivative financial instrument transactions for speculative purposes.

The following table summarizes principal cash flows and related interest rates of the Company's long-term debt at September 30, 2000 by expected maturity dates. The weighted average interest rate of the fixed-rate debt is based on the actual average rates at September 30, 2000. The variable-rate debt is based on actual rates at September 30, 2000. The variable-rate debt consists primarily of the line of credit of which $86,000,000 is outstanding at September 30, 2000. While the line of credit matures during fiscal 2002, the company anticipates extending this arrangement for the foreseeable future.

(In thousands except for interest rates)           September 30, 2000

                                                                        Fair
                  2001   2002   2003   2004   2005  Thereafter  Total   Value
                 -------------------------------------------------------------
Long-term debt
   (fixed)       $6,149 $ 6,183 $5,916 $5,900 $5,870  $1,525  $31,543  $30,275
Weighted average
   interest rates  8.48%  8.47%  8.45%  8.42%  8.31%
Long-term debt
   (variable)    $  100 $86,100 $  100 $  100 $  100  $3,600  $90,100  $90,100
Weighted average
   interest rates  6.92%  5.93%  5.60%  5.60%  5.60%  5.60%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries on pages 12 through 24 and Report of Independent Accountants on page 25 are included in the Company's annual report to shareholders for the year ended September 30, 2000, and the sections entitled "Quarterly Financial Data" and "Market Price and Dividend Information" on page 6 thereof are incorporated herein by reference.

   Consolidated Balance Sheets - September 30, 2000 and 1999
   Consolidated Statements of Income - Years ended September 30, 2000,
     1999 and 1998
   Consolidated Statements of Comprehensive Income -Years ended
     September 30, 2000, 1999 and 1998
   Consolidated Statements of Shareholders' Equity -Years ended
     September 30, 2000, 1999 and 1998
   Consolidated Statements of Cash Flows -Years ended September 30,
     2000, 1999 and 1998
   Notes to Consolidated Financial Statements
   Report of Independent Accountants


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant  to General  Instruction  G(3),  the  information  required by
Item 10 is incorporated by reference herein from the material under the section entitled "Election of Directors" contained on pages 3 through 7, and "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the annual meeting of shareholders of Steel Technologies
Inc. to be held on January 25, 2001. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant".

ITEM 11.   EXECUTIVE COMPENSATION

Pursuant  to General  Instruction  G(3),  the  information  required by
Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Compensation of Directors" contained on page 7 and "Executive Compensation" contained on pages 8 through 11 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 25, 2001.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph" contained on pages 12 through 17 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 25, 2001 shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Pursuant  to General  Instruction  G(3),  the  information  required by
Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 2 through 3 and "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 25, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant  to General  Instruction  G(3),  the  information  required by
Item 13 is incorporated by reference herein from the material under the sections entitled "Certain Transactions" contained on page 10 and "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and
Exchange Commission related to the Company's annual meeting of shareholders to be held on January 25, 2001.

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

(b)        No  report  on Form  8-K was  filed  for the  quarter  ended
           September 30, 2000.

(c)        Exhibits filed with this report are attached hereto.

                               Page E-1
               STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                           INDEX TO EXHIBITS
   ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2000

Ref.   Exhibit
 #        #     Description
---    -------  -------------------------------------------------------
        3.1     Second  Restated   Articles  of  Incorporation  of  the
                Registrant
        3.2     Second Amended By-Laws of the Registrant
(h)     10.1(a) Second Amended and Restated Loan Agreement  dated as of
                December  31,  1998,  between  the  Registrant  and PNC
                Bank,  Kentucky,  Inc., National City Bank of Kentucky,
                NBD Bank, N.A., and SunTrust Bank, Nashville, N.A.
        10.1(b) First  Amendment  dated  September  30,  1999 to Second
                Amended and Restated Loan Agreement
        10.1(c) Credit  Agreement by and between the Registrant and PNC
                Bank, National Association dated as of April 27, 2000
(e)     10.2    Note Agreement  dated as of March 1, 1995,  between the
                Registrant   and   Principal   Mutual  Life   Insurance
                Company,   Lincoln   National   Investment   Management
                Company,  Jefferson-Pilot  Life  Insurance  Company and
                Northern Life Insurance Company
(e)     10.2    Request for Consent to Amendment of Note Agreement
(e)     10.2    Request  for  Consent  to  Second   Amendment  of  Note
                Agreement
(b)     10.3(a) Incentive Stock Option Plan of the Registrant *
(a)     10.3(b) Amendment  #1,  dated  April 7,  1987 to the  Incentive
                Stock Option Plan of the Registrant *
(e)     10.3(c) Registrant's 1995 Stock Option Plan *
        10.3(d) Registrant's 2000 Stock Option Plan *
(f)     10.4    Stock  Purchase   Agreement   between   Registrant  and
                Shareholders   of  Atlantic   Coil   Processing,   Inc.
                effective April 1, 1997.
(c)     10.5(a) Revised Employee Bonus Plan of the Registrant *
        10.5(b) Employment   Agreement  between   Registrant  and  Vice
                Chairman and Chief  Executive  Officer  effective as of
                March 16, 2000 and Promissory Note*
(a)     10.6(a) Joint  Venture  Agreement  dated March 30, 1987 between
                Mitsui  &  Co.,  LTD.,  Mitsui  & Co.  (U.S.A.),  Inc.,
                Mitsui Steel Development Co., Inc., and the Registrant
(c)     10.6(b) Amendment  #1,  dated  February  28,  1989 to the Joint
                Venture  Agreement  dated March 30, 1987 between Mitsui
                & Co., LTD., Mitsui & Co. (U.S.A.),  Inc., Mitsui Steel
                Development Co., Inc., and the Registrant
(c)     10.7(a) Loan  Agreement  dated as of November  1, 1989  between the County Commissioners of Cecil County,  Maryland and
                the   Registrant   relating  to  Economic   Development
                Revenue Bonds
(c)     10.7(b) Reimbursement,  Credit and Security  Agreement dated as of November 1, 1989 between Citizens  Fidelity Bank and
                Trust Company and the  Registrant  relating to Economic
                Development Revenue Bonds
(d)     10.8    Joint  Venture  Agreement  dated October 16, 1990 among
                Mitsui  Steel  Development  Co.,  Inc.  and  LTV  Steel
                Company, Inc. and the Registrant
(d)     10.9    Form   of   Indemnification   Agreement   between   the
                Registrant and its Directors *
        10.10(a)Steel  Technologies  Inc. Restated  Retirement  Savings
                Plan
        10.10(b)Amendment  No.  1  to  the  Steel   Technologies   Inc.
                Retirement Savings Plan
(h)     10.12   Amended and restated Nonemployee Directors Stock Plan *
(g)     10.13   Confirmation  of Interest Rate Swap  Transaction  dated
                July 31,  1998  between  the  Registrant  and  SunTrust
                Bank, Atlanta.
(g)     10.14   Stock  Purchase   Agreement   between   Registrant  and
                Stockholders  of Roberts Steel Company  effective  July
                1, 1998.
        13      2000 Annual  Report to  Shareholders,  filed  herewith.
                The annual  report shall not be deemed to be filed with
                the  Commission  except to the extent that  information
                is specifically incorporated by reference herein
        21.1    Subsidiaries of the Registrant
        23.1    Consent of Independent Accountants
        27      Financial Data Schedule

               STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                           INDEX TO EXHIBITS
   ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2000


Alphabetic filed exhibit reference:

(a) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1987.
(b) Incorporated herein by reference to exhibits filed with the Company's Form S-1 Registration Statement under the Securities Act of 1933 (No. 2-98617), which became effective August 27, 1985.
(c) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1989.
(d) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file # 0-14061) for the fiscal year ended September 30, 1990.
(e) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file # 0-14061) for the quarter ended March 31, 1995.
(f) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file # 0-14061) for the quarter ended March 31, 1997.
(g) Incorporated herein by reference to exhibits filed with the Company's Annual Report of Form 10K (file #0-14061) for the fiscal year ended September 30, 1998.
(h) Incorporated herein by reference to exhibits filed with the Company's Annual Report of Form 10K (file #0-14061) for the fiscal year ended September 30, 1999.

*       Indicates   management   contract  or  compensatory   plan  and
        arrangement

                        STEEL TECHNOLOGIES INC.
                              SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS

                       Additions
     Balance at        Charged to        Additions   Charged to   Balance at
     Beginning         Costs and         Charged to  Other        End of
     of Period         Expenses          Other       Deductions   Period
     ----------        ----------       -----------  -----------  ----------
Year Ended September 30, 2000:
(A)  $1,046,558        $329,000         $ 85,108(B)  $133,266(C)  $1,327,400

Year Ended September 30, 1999:
(A)  $  938,837        $265,700         $     -      $157,979(C)  $1,046,558

Year Ended September 30, 1998:
(A)  $  928,958        $190,300         $     -      $180,421(C)  $  938,837



(A) Allowance for doubtful accounts
(B) Related to acquired business.
(C) Uncollectible accounts charged off, less recoveries.


  REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
Steel Technologies Inc.:

Our audits of the consolidated financial statements referred to in our report dated November 17, 2000 appearing on page 25 of the 2000 Annual Report to Shareholders of Steel Technologies Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP



Louisville, Kentucky
November 17, 2000

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STEEL TECHNOLOGIES INC.

Dated:    December 22, 2000       By:/S/Joseph P. Bellino
                                     ________________________
                                     Joseph P. Bellino
                                     Chief Financial Officer,
                                     and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Date    Title
---------                --------  -----

/s/ Merwin J. Ray        12/22/00  Chairman of the Board of Directors
___________________                (Principal Executive Officer)
Merwin J. Ray

/s/ Bradford T. Ray      12/22/00  Director, Vice Chairman and
____________________                 Chief Executive Officer
Bradford T. Ray

/s/ Michael J. Carroll   12/22/00  Director, President and Chief
                                   Operating Officer
___________________
Michael J. Carroll

/s/ Howard F. Bates, Jr. 12/22/00  Director and Vice President-
___________________                  Technical Services
Howard F. Bates, Jr.

/s/ Ralph W. McIntyre    12/22/00  Director
___________________
Ralph W. McIntyre

/s/ William E. Hellmann  12/22/00  Director
___________________
William E. Hellman

/s/ Jimmy Dan Conner     12/22/00  Director
___________________
Jimmy Dan Conner

/s/ Andrew J. Payton     12/22/00  Director
___________________
Andrew J. Payton

/s/ Doug A. Bawel        12/22/00  Director
___________________
Doug A. Bawel

                              EXHIBIT 3.1
               SECOND RESTATED ARTICLES OF INCORPORATION
                                  OF
                        STEEL TECHNOLOGIES INC.


      Pursuant to the applicable provisions of the Kentucky Business Corporation Act, Steel Technologies Inc., a Kentucky corporation, hereby adopts the following as its Second Restated Articles of
Incorporation:
ARTICLE I
      The name of the Corporation is STEEL TECHNOLOGIES INC.
ARTICLE II
      The purpose or purposes  for which the  Corporation  is organized are:
      1. To engage in any lawful act or activity, for which corporations may be formed, and to exercise any and all powers that corporations have and may have now or hereafter exercise under the Kentucky Business Corporation Act, whether or not specifically enumerated herein.
      2. To engage in, conduct, and carry on, either as principal or agent, and upon commission or upon its own account, or otherwise, the business of manufacturing, producing, preparing, buying, selling, and otherwise dealing in and with crucible, tool, high speed, and high grade steel of all kinds, for the manufacture of all kinds of machinery, machine tools, and tool making machinery of all descriptions, and to engage generally in the purchase, manufacture, and sale of steel and steel products.
      3. To sell, convey, mortgage, pledge, lease, exchange, transfer and otherwise dispose of all or any part of its property and assets.
      4. To act as agent, broker or attorney-in-fact for others for any purpose whatsoever.
      5. To purchase, take, receive, subscribe for and otherwise acquire, own, hold, vote, use, employ, sell, mortgage, discount, lend upon, pledge, hypothecate, and otherwise dispose of, use and deal in and with, shares, and other interests in, and promissory notes, bills of exchange, trade acceptances and other obligations of itself or other corporations (whether domestic or foreign), associations, partnerships or individuals, and direct or indirect obligations of the United States or of any other government, state, territory, governmental district or municipality, or a governmental instrumentality.
      6. To make contracts and guarantees and incur liabilities, borrow money at such rates of interests as the Corporation may determine, issue its notes, bonds and other obligations and secure them by mortgage or pledge of all or any of its property, franchises and income, and to issue its notes, bonds or other evidences of indebtedness convertible into common or preferred stock or other securities of the Corporation.
      7.   To  purchase  or  otherwise  acquire,  hold,  sell,  pledge, transfer or otherwise dispose of, and to re-issue or cancel the shares of its own capital stock or any securities or other obligations of the Corporation in the manner and to the full extent now or hereafter permitted by the laws of the Commonwealth of Kentucky.
      8. To pay pensions and establish pension plans, pension trusts, profit sharing plans, stock bonus plans, stock option plans, and other incentive plans for any or all of its directors, officers and employees.
      9. To make donations for the public welfare and for charitable, scientific or educational purposes and in aid of the United States government.
      10.  To  lend  its  funds  or  credit  from  time to time to such extent, to such persons, firms, associations, corporations, governments, or subdivisions thereof, and on such terms and on such security, if any, or without security, as the Board of Directors of the Corporation may determine and as may be lawful.
      11. To conduct its business, carry on its operations, have offices and exercise its corporate powers in any state, territory, district and possession of the United States and in any foreign country.
      12. To be a promoter, partner, limited partner, member, associate or manager of any partnership, limited partnership, joint venture, trust or other enterprise, and to do all things necessary or proper in connection therewith as a natural person might or could do.
      13. To acquire, in whole or in part, the assets, property, rights and goodwill of any corporation, association, partnership or individual and to assume and agree to pay the whole or any part of the liabilities and obligations of the transferor.
      14. To such extent as a corporation organized under the Kentucky Business Corporation Act or the Kentucky Revised Statutes may now or hereafter lawfully do, and either as principal or agent, and either alone or in connection with other corporations, firms or individuals, to do all and everything necessary, suitable, convenient or proper for, or in connection with, or incident to, the accomplishment of any of the purposes, or the attainment of any one or more of the objects herein enumerate, or designed directly or indirectly to promote the interests of the Corporation, or to enhance the value of its properties; and in general to do any and all things and exercise any and all powers, rights and privileges which a corporation may now or hereafter be organized to do, or to exercise under the Kentucky Business Corporation Act or under any laws amendatory thereof, supplemental thereto, or substituted therefore; and to do any or all of the things hereinabove set forth to the same extent as natural persons might or could do.
      The foregoing clauses shall be construed as powers, as well as objects and purposes, and the matters expressed in each clause shall, unless herein otherwise expressly provided, be in no ways limited by reference to, or inference from, the terms of any other clause, but shall be regarded as independent objects, purposes and powers, and the enumeration of specific objects, purposes and powers shall not be construed to limit or restrict in any manner the meaning of general terms or the general powers of the Corporation; nor shall the expression of one thing be deemed to exclude another not expressed, although it be of like nature.
ARTICLE III
      The period of duration of the Corporation is perpetual.
ARTICLE IV
      The aggregate number of shares of capital stock which the Corporation shall have authority to issue is Fifty Million, Five Hundred Thousand (50,500,000) shares consisting of 50,000,000 shares of Common Stock and 500,000 shares of Preferred Stock; all of said shares are to be without par value. Holders of shares of capital stock of the Corporation shall have no pre-emptive right to acquire unissued or treasury shares or securities convertible into such shares, or carrying a right to subscribe to such shares.
      The Common Stock shall be without distinction as to designations, preferences, limitations or relative rights. Each outstanding share of Common Stock shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders.
      The Board of Directors of the Corporation is expressly vested with the authority by resolution to divide any or all of the Preferred Stock into series and fix and determine the relative rights and preferences of the shares of any series so established and to change shares of one series that have been redeemed or reacquired into shares of another series. All shares of Preferred Stock shall be identical except as to the following relative rights and preferences as to which there may be variations between difference series:
(a)   The dividend rate on the shares of such series,  dividend payment dates,  whether  such  dividends  shall be  cumulative,
                and,  if  cumulative,  the  date or  dates  from  which
                dividends shall accumulate;
(b)   Whether or not the  shares of such  series  shall be  redeemable, and, if  redeemable,  the  redemption  prices which the
                shares of such  series  shall be  entitled  to  receive
                upon the redemption thereof;
(c)   The  preferences,  if any,  and the  amounts  thereof,  which the shares of such  series  shall be  entitled  to  receive
                upon the voluntary and  involuntary  dissolution of, or
                upon  any   distribution   of  the   assets   of,   the
                Corporation;
(d)   Whether or not the shares of such series  shall be subject to the operation  of  retirement  and, if such  retirement  or
                sinking  fund  or  funds  be  established,  the  annual
                amount  thereof and the terms and  provisions  relative
                to the operation thereof;
(e)   Whether or not the  shares of such  series  shall be  convertible into, or  exchangeable  for,  shares of any other class
                or  classes  of  stock  of  the   Corporation  and  the
                conversion  price or  prices or ration or ratios or the
                rate or rates at which such exchange may be made,  with
                such  adjustments,  if any,  as  shall  be  stated  and
                expressed   or   provided   in   such   resolution   or
                resolutions;
(f)   The voting power, if any, of the shares of such series; and
(g)   Such other  special  rights and  protective  provisions as to the board of directors may seem advisable.
      All Preferred Stock of the Corporation which shall be redeemed, purchased, converted, exchanged or retired shall have the status of authorized but unissued shares, and such shares may be reissued by resolution of the Board of Directors with such new an different relative rights and preferences set forth in (a) through (g) above as the Board of Directors by resolution or resolutions may determine.
      Of the 500,000 shares of Preferred Stock authorized by Article IV, 200,000 shall be designated Series A 1998 Junior Participating Preferred Stock (hereinafter called this "Series"). Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into shares of this Series.
      Dividends with respect to this Series shall be as follows:
      (1) Subject to the prior and superior rights of the holders of any shares of any other series of Preferred Stock or other class of capital stock of the Corporation ranking prior and superior to the shares of this Series with respect to dividends, the holders of shares of this Series shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on March 31, June 30, September 30 and December 31 of each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of this Series, in an amount per share (rounded to the nearest cent) equal to the greater of (A) $1.00 or (B) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount
(payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock of the Corporation (the "Common Stock") since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first
Quarterly  Dividend  Payment  Date,  since  the first  issuance  of any share or fraction of a share of this Series. If the Corporation shall at any time after April 24, 1998 (the "Rights Declaration Date") (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount to which holders of shares of this Series were entitled immediately before such event under clause (B) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately before such event (the "Adjustment Ratio").

      (2) The Corporation shall declare a dividend or distribution on this Series as provided in clause (A) of the preceding paragraph (1) immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1.00 per share on this Series shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.
      (3) Dividends shall begin to accrue and be cumulative on outstanding shares of this Series from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of this Series unless the date of issue of such shares is before the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of this Series entitled to receive a quarterly dividend and before such  Quarterly  Dividend  Payment  Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of this Series in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of this Series entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 30 days before the date fixed for the payment thereof.
      (4) No full dividends shall be declared or paid or set apart for payment on the Preferred Stock of any series ranking, as to dividends, on a parity with or junior to this Series for any period unless full cumulative dividends have been or contemporaneously are declared and a sum sufficient for the payment thereof set apart for such payment on this Series for all dividend payment periods terminating on or prior to the date of payment of such full cumulative dividends. When dividends are not paid in full, as aforesaid, upon the shares of this Series and any other Preferred Stock ranking on a parity as to dividends with this Series, all dividends declared upon shares of this Series and any other Preferred Stock ranking on a parity as to dividends with this Series shall be declared pro rata so that the amount of dividends declared per share on this Series and such other Preferred Stock shall in all cases bear to each other the same ratio that accrued dividends per share on the shares of this Series and such other Preferred Stock bear to each other. Holders of shares of this Series shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of full cumulative dividends, as herein provided, on this Series. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on this Series that may be in arrears.

      (5) So long as any shares of this Series are outstanding, no dividend (other than a dividend in Common Stock or in any other stock ranking junior to this Series as to dividends and upon liquidation and other than as provided in this Article) shall be declared or paid or set aside for payment or other distribution declared or made upon the Common Stock or upon any other stock ranking junior to or on a parity with this Series as to dividends or upon liquidation, nor shall any Common Stock or any other stock of the Corporation ranking junior to or on a parity with this Series as to dividends or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation (except by conversion into or exchange for stock of the Corporation ranking junior to this Series as to dividends and upon liquidation) unless, in each case, the full cumulative dividends on all outstanding shares of this Series shall have been paid for all past dividend payment periods.
      The holders of shares of this Series shall not have any rights to convert such shares into or exchange such shares for shares of any other class or classes or of any other series of any class or classes of capital stock of the Corporation.
      The  holders of shares of this  Series  shall have the  following voting rights:
(A)  Each share of this Series shall entitle the holder thereof to a number of votes equal to 100
                                          multiplied by the Adjustment
                                          Ratio on all matters
                                          submitted to a vote of the
                                          shareholders of the
                                          Corporation.
           (B) Except as otherwise required by law or the Corporation's Articles of Incorporation, holders of shares of this Series and the holders of shares of Common Stock and any other capital stock of the Corporation having general voting rights shall vote together as one voting group on all matters submitted to a vote of shareholders of the Corporation.
           (C) Except as otherwise required by law or the Corporation's Articles of Incorporation, holders of shares of this Series shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.
      Upon the dissolution, liquidation (voluntary or otherwise), or winding up of the Corporation, the holders of the shares of this
Series shall be entitled to receive out of the assets of the Corporation, before any payment or distribution shall be made on the Common Stock, or on any other class of stock ranking junior to this Series upon liquidation, the amount of $100.00 per share, plus a sum equal to all dividends (whether or not declared) on such shares accrued and unpaid thereon to the date of final distribution (the "Liquidation Preference"). Following the payment of the full amount of the Liquidation Preference, no additional distributions shall be made to the holders of shares of this Series unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Liquidation Preference by (ii) 100 (as appropriately adjusted as set forth in this Article to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock) (such number in clause (ii), the "Adjustment Number"). Following the payment of the full amount of the Liquidation Preference and the Common Adjustment in respect of all outstanding shares of this Series and shares of Common Stock, respectively, holders of this Series and holders of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to such Preferred Stock and Common Stock, on a per share basis, respectively.

      If the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately before such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock
that      were      outstanding       immediately      before      such
event.
      The sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all the property and assets of the Corporation shall be deemed a voluntary dissolution, liquidation or winding up of the Corporation for the purposes of this Article, but the merger or consolidation of the Corporation into or with another corporation or the merger or consolidation of any other corporation into or with the Corporation, shall not be deemed to be a dissolution, liquidation or winding up, voluntarily or involuntarily, for the purposes of this Article.
      If the assets of the Corporation available for distribution to the holders of shares of this Series upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full the Liquidation Preference, no such distribution shall be made on account of any shares of any other class or series of Preferred Stock ranking on a parity with the shares of this Series upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of this Series, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up. If, however, there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.
      The shares of this Series shall not be redeemable.
      Any stock of any class or classes of the Corporation shall be deemed to rank:
           (A) prior to the shares of this Series, either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of this Series;
           (B) on a parity with shares of this Series, either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of this Series, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of this Series; and
           (C) junior to shares of this Series, either as to dividends or upon liquidation, if the holders of shares of this Series shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

ARTICLE V
      The business and affairs of the Corporation shall be managed and conducted by or under the direction of the board of directors. The number of directors of the Corporation shall be fixed from time-to-time by or in the manner provided in the bylaws, but the number thereof shall never be less than nine (9). The directors shall be divided into three classes, each class to consist, as nearly as may be, of one-third of the number of directors constituting the whole board. The term of office of those of the first class shall expire at the annual meeting of shareholders to be held in 1991. The term of office of the second class shall expire at the annual meeting of shareholders to be held in 1992. The term of office of the third class shall expire at the annual meeting of shareholders to be held in 1993. At each annual meeting of shareholders following such initial classification and election, directors elected to succeed those directors whose terms have expired shall be elected for a term of office to expire at the third succeeding annual meeting of shareholders following their election. Each director shall be entitled to serve for the term for which he was elected or until his successor shall be elected and qualified, whichever period is longer.
      The corporation may make contracts or transact business with one or more of its directors, officers or stockholders, or with any firm with which one or more of them are members, or with any corporation or association in which any of them is a stockholder, director or officer, and such contract or transaction shall not be invalidated or affected by the fact that such director, officer or stockholder has, or may have, an interest therein which is or might be adverse to the interests of the Corporation, even though the vote of the director, officer or stockholder having such adverse interest shall be
necessary  to  obligate   the   Corporation   upon  such   contract  or
transaction; and no director, officer or stockholder having such adverse interest shall be liable to the Corporation or to any stockholder or creditor thereof, or to any person for any loss incurred by it, or them, under or by reason of, any such contract or transaction; nor shall any such director, officer or stockholder be accountable for any gain or profit realized thereon; PROVIDED, HOWEVER, that such contract or transaction shall, at the time it was entered into, have been reasonable one to be entered into and shall have been upon the terms that, at that time, were fair.

      Any contract, transaction or act of the Corporation or of the directors which shall be ratified by a majority of a quorum of the stockholders, then entitled to vote at any annual meeting or at any special meeting called for such purpose shall, insofar as permitted by law and by these Articles of Incorporation, be as valid and binding as those ratified by every stockholder of the Corporation.
      The Board of Directors of the Corporation may, from time to time, distribute to its stockholders out of capital surplus of the Corporation a portion of its assets in cash or property.
      Anything contained in these Articles of Incorporation to the contrary notwithstanding (and notwithstanding that a lesser percentage may be specified or permitted by law), the affirmative vote of the holders of at least 66-2/3% of the voting power of all of the then outstanding shares of the Corporation entitled to vote generally in the election of directors, voting together as a single class, shall be required to alter, amend or repeal any provision of this Article V.
ARTICLE VI
      The corporation shall, to the fullest extent permitted by Kentucky law, indemnify any director, officer, employee or agent of the Corporation from and against any and all reasonable costs and expense (including, but not limited to, attorneys' fees) and any liabilities (including, but not limited to, judgments, fines, penalties and reasonable settlements) paid by or on behalf of, or imposed against, such person in connection with any threatened, pending or completed claim, action, suit or proceeding, whether civil, administrative, investigative or other (including any appeal relating thereto), whether formal or informal, and whether made or brought by or in the right of the Corporation or otherwise, in which such person is, was or at any time becomes a party or witness, or is threatened to be made a party or witness, or otherwise, by reason of the fact that such person is, was or at any time becomes a director, officer, employee or agent of the Corporation or, at the Corporation's request, a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.
      The indemnification authorized by this Article VI shall not be exclusive of any other right of indemnification which any such person may have or hereafter acquire under any provision of these Articles or the Bylaws of the Corporation, agreement, vote of shareholders or disinterested directors or otherwise. The corporation may take such steps as may be deemed appropriate by the board of directors to provide and secure indemnification between the Corporation to any such person, including, without limitation, the execution of agreements for indemnification between the Corporation and individual directors, officers, employees or agents which may provide rights to indemnification which are broader or otherwise different than the rights authorized by this Article.

ARTICLE VII
                         (Formerly Article X)

      (1) No director of the Corporation shall be personally liable to the Corporation or its shareholders for monetary damages for any breach of his or her duties as a director, except for liability (i) for any transaction in which the director's personal financial interested is in conflict with the financial interests of the Corporation or its shareholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or are known to the director to be a violation of law; (iii) for any vote for or assent to an unlawful distribution to shareholders as prohibited under KRS 271B.8-330; or (iv) for any transaction from which the director derived an improper personal benefit.
      (2) If the Kentucky Business Corporation Act is amended after approval by the shareholders of this Article to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the
Kentucky Business Corporation Act, as so amended, and without the necessity for further shareholder action in respect thereof.
      (3) Any repeal or modification of this Article by the shareholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation hereunder in respect of any act or omission occurring prior to the time of such repeal or modification.
      The foregoing Second Restated Articles of Incorporation correctly set forth, without change, the corresponding provisions of the Restated Articles of Incorporation, as previously amended, and supersede the original Articles of Incorporation, and the Restated
Articles of Incorporation. This Second Restated Articles of Incorporation was approved by resolution of the Board of Directors on April 28, 2000.
      IN TESTIMONY WHEREOF, these Second Restated Articles of Incorporation have been executed on behalf of the undersigned corporation, by and through its duly authorized officers, this _____ day of April, 2000.

                          STEEL TECHNOLOGIES INC.

                          __________________________________
                          Bradford T. Ray, Chief Executive Officer


                          __________________________________
                          Michael J. Carroll, President


                          __________________________________
                          John M. Baumann, Jr., Secretary

COMMONWEALTH OF KENTUCKY       )
                                    )  SS.
COUNTY OF JEFFERSON                 )

      The undersigned, a Notary Public in and for the State and County aforesaid, does hereby certify that on this day personally appeared before me Bradford T. Ray and Michael J. Carroll and John M. Baumann, Jr., who being by me first duly sworn, declared that they are the Chief Executive Officer, President and Secretary, respectively, of Steel Technologies Inc., that they signed the foregoing Second Restated Articles of Incorporation as the Chief Executive Officer, President and Secretary, respectively, of the Corporation, and that the statements therein contained are true.

      Witness my signature this _____ day of April, 2000.

      My Commission expires:
__________________________________________


                          __________________________________________
                                    NOTARY PUBLIC


This Instrument Prepared By:



________________________________

                              EXHIBIT 3.2
                            SECOND AMENDED

                                BYLAWS

                                  OF

                        STEEL TECHNOLOGIES INC.
                 (formerly Southern Strip Steel, Inc.)


                               ARTICLE I

                                OFFICES

      The registered office of the corporation in the Commonwealth of Kentucky shall be at the address stated in its Articles of Incorporation but such address may be changed from time to time by the board of directors.

      The corporation shall have a principal office, and other offices, either within or without the Commonwealth of Kentucky, as the board of directors may designate or the business of the corporation may be, but need not be, the same as its registered office and, until otherwise determined, shall be located at 15415 Shelbyville Road in Jefferson County, Kentucky.

                              ARTICLE II

                             SHAREHOLDERS

      SECTION 1.ANNUAL MEETING. The annual meeting of shareholders shall be held on the fourth (4th) Thursday of January in each year, beginning with the year 1986, at the hour of 9:00 A.M., local time, for the election of directors and such other business as may properly come before the meeting. If the day fixed for the annual meeting shall be a legal holiday, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated for any annual meeting, or at any adjournment thereof, the board of directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as may be practicable.

      SECTION 2.SPECIAL    MEETINGS.    Special    meetings    of   the
shareholders  may  be  called  by  the  board  of  directors,   by  the
president or by the holders of not less than one-fifth of the outstanding shares entitled to vote at such meeting.

      SECTION 3.PLACE OF MEETING. The board of directors or the president may designate any place, either within or without the Commonwealth of Kentucky, as the place of meeting for any annual meeting, or for any special meeting called by the board of directors or by the president, respectively. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the Commonwealth of Kentucky, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation, except as otherwise provided in Section 5 of this Article.

      SECTION 4.NOTICE OF MEETING. Written notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten or more than fifty days before the date of the meeting, either personally or by mail, by or at the direction of the president, the secretary, or the persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid.

      SECTION 5.MEETING OF ALL SHAREHOLDERS. If all of the shareholders shall meet at any time and place, either within or without the Commonwealth of Kentucky, and consent to the holding of a meeting, such meeting shall be valid without call or notice and at such meeting any corporate action may be taken.

      SECTION 6.CLOSING  OF  TRANSFER  BOOKS OR FIXING OF RECORD  DATE.
For the purpose of determining shareholders entitled or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, fifty days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the board of directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the first date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

      SECTION 7.VOTING RECORD. The officer or agent having charge of the stock transfer books for shares of the corporation at each meeting of shareholders or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each. Such record shall be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the books shall be prima facie evidence as to who are the shareholders entitled to examine such list or stock transfer books or to vote at any meeting of shareholders.

      SECTION 8.QUORUM. A majority of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

      SECTION 9.PROXIES. At all meetings of shareholders, a shareholder may vote in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy. The revocation of a proxy shall not be effective until the secretary of the corporation has received written notice of the revocation.

      SECTION 10.    VOTING OF  SHARES.  Subject to the  provisions  of
Section 12, each outstanding share entitled to vote shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders.

      SECTION 11. VOTING OF SHARES BY CERTAIN HOLDERS. Shares standing in the name of another corporation may be voted by either the president of such corporation or by proxy appointed by him unless the board of directors of such corporation should determine otherwise, in which event any other person authorized to vote such shares shall produce a certified copy of a resolution of the board of directors of such corporation so indicating.

      Shares held by an administrator, executor, guardian, conservator, or committee may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

      Shares standing in the joint names of three or more fiduciaries shall be voted in the manner determined by the majority of such fiduciaries, unless the instrument or order appointing such fiduciaries otherwise directs.

      Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed.

      A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

      SECTION 12. CUMULATIVE VOTING. At each election for directors each shareholder entitled to vote at such election shall have the right to cast, in person or by proxy, as many votes in the aggregate as he shall be entitled to vote under the corporation's Articles of Incorporation, multiplied by the number of directors to be elected at such election; and each shareholder may cast the whole number of votes for one candidate, or distribute such votes among two or more candidates.

      SECTION 13. INFORMAL ACTION BY SHAREHOLDERS. Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

      SECTION 14.    NOTICE OF SHAREHOLDER BUSINESS AND NOMINATIONS.

(a) Annual Meetings of Shareholders.

(1) Nominations of persons for election to the Board of Directors of the Corporation and the proposal of business to be considered by the shareholders may be made at an annual meeting of shareholders (a) pursuant to the Corporation's notice of meeting, (b) by or at the direction of the Board of Directors, or (c) by any shareholder of the Corporation who was a shareholder of record at the time of giving of notice provided for in this Bylaw, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this Bylaw.

(2) For nominations or other business to be properly brought before an annual meeting by a shareholder pursuant to clause (c) of paragraph (a)(1) of the Bylaw, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation, and such other business must otherwise be a proper matter for shareholder action. To be timely, a shareholder's notice shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the shareholder to be timely must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Corporation. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a shareholder's notice as described above. Such shareholder's notice shall set forth (a) as to each person whom the shareholder proposed to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 14a-11 thereunder (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting, and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such shareholder, as they appear on the Corporation's books, and of such beneficial owner and (ii) the class and number of shares of the Corporation which are
owned   beneficially  and  of  record  by  such  shareholder  and  such beneficial owner.

(b) Special Meetings of Shareholders. Only such business shall be conducted at a special meeting of shareholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of shareholders at which directors are to be elected pursuant to the Corporation's notice of meeting (a) by or at the direction of the Board of Directors or (b) by any shareholder of the Corporation who is a shareholder of record at the time of giving of notice provided for in this Bylaw, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Bylaw. In the event the Corporation calls a special meeting of shareholders for the purpose of electing one or more directors to the Board of Directors, any such shareholder may nominate a person or persons (as the case may be) for election to such position(s) as specified in the Corporation's notice of meeting, if the shareholder's notice required by paragraph (a)(2) of this Bylaw shall be delivered to the Secretary at the principal executive offices of the Corporation not earlier than the close of business on the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date and purpose of the special meeting and of the nominees proposed to be elected at such meeting. In no event shall the public announcement of an adjournment of a special meeting commence a new time period for the giving of a shareholder's notice as described above.

(c) General. (1) Only such persons who are nominated in accordance with the procedures set forth in this Bylaw shall be eligible to serve as directors and only such business shall be conducted at a meeting of shareholders as shall have been brought before the meeting in accordance with the procedures set forth in this Bylaw. Except as otherwise provided by law, the Chairman of the meeting shall have the power and duty to determine whether a nomination or any other business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in the Bylaw and, if any proposed nomination or business is not in compliance with this Bylaw, to declare that such defective proposal or nomination shall be disregarded.

(2) For purposes of this Bylaw, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service; Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

(3) Notwithstanding the foregoing provisions of the Bylaw, a shareholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Bylaw. Nothing in this Bylaw shall be deemed to affect any rights (i) of shareholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act or (ii) of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation to elect directors under specified circumstances.

ARTICLE III

DIRECTORS

      SECTION 1.GENERAL  POWERS.   The  business  and  affairs  of  the
corporation shall be managed by its board of directors.

      SECTION 2.NUMBER, TENURE AND QUALIFICATIONS. The number of directors of the corporation shall be nine (9), but may be increased or decreased from time to time by amendment of this bylaw, but the number thereof shall never be less than nine (9). No decrease in the number of directors shall have the effect of shortening the term of any incumbent director. The directors shall be divided into three classes, each class to consist, as nearly as may be, of one-third of the number of directors constituting the whole board. The term of office of those of the first class shall expire at the annual meeting of shareholders to be held in 1991. The term of office of the second class shall expire at the annual meeting of shareholders to be held in 1992. The term of office of the third class shall expire at the annual meeting of shareholders to be held in 1993. At each annual meeting of shareholders following such initial classification and election, directors elected to succeed those directors whose terms have expired shall be elected for a term of office to expire at the third succeeding annual meeting of shareholders following their election. Each director shall be entitled to serve for the term for which he was elected or until his successor shall be elected and qualified, whichever period is longer. Directors need not be residents of Kentucky nor shareholders of the corporation.

      SECTION 3.REGULAR MEETINGS. A regular meeting of the board of directors shall be held without other notice than this Bylaw, immediately after, and at the same place as, the annual meeting of shareholders. The board of directors may provide, by resolution, the time and place, either within or without the Commonwealth of
Kentucky, for the holding of additional regular meetings without other notice than such resolution.

      SECTION 4.SPECIAL MEETINGS. Special meetings of the board of directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the board of directors may fix any place, either within or without the Commonwealth of Kentucky, as the place for holding any special meeting of the board of directors called by them.

      SECTION 5.NOTICE. Notice of any special meeting shall be given at least two days previously thereto by written notice delivered personally or mailed to each director at this business address, or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail in a sealed envelope, so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. The attendance of a director may waive notice of any meeting. The attendance of a director at any meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting of the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the board of directors need be specified in the notice or waiver of notice of such meeting.

      SECTION 6.QUORUM.  A majority of the board of directors  fixed by
Section 2 of this Article III shall constitute a quorum for the transaction of business at any meeting of the board of directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

      SECTION 7.MANNER OF ACTING. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the board of directors.

      SECTION 8.ACTION WITHOUT A MEETING. Any action required or permitted to be taken by the board of directors, or by a committee thereof, at a meeting may be taken without a meeting if a consent in writing, setting forth the action taken, shall be signed by all of the directors, or by all of the members of the committee, as the case may be. Such consent shall have the same effect as a unanimous vote.

      SECTION 9.MEETING BY CONFERENCE TELEPHONE. Assuming separate satisfaction of applicable notice and quorum requirements, members of the board of directors or any committee established by the board of directors may participate in a meeting of the board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear and speak to each other at the same time. Participation in a meeting pursuant to this section shall constitute presence in person at the meeting and the secretary or acting secretary for the meeting may record such presence in the minutes thereof.

      SECTION 10. VACANCIES. Subject to the rights of holders of any class or series of stock having a preference over the Common Stock as to the dividends or upon liquidation to elect additional directors under specified circumstances, newly created directorships resulting from any increase in the authorized number of directors and any vacancies on the Board of Directors resulting from death, resignation, retirement, disqualification, removal or other cause shall be filled by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors. Any director elected in accordance with the preceding sentence shall hold office until the next meeting of shareholders at which directors are elected and until such director's successor shall have been duly elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

      SECTION 11. COMPENSATION. Directors, as such, shall not receive a stated salary for their services but, by resolution of the board of directors, each director may be paid his expenses, if any, of attendance at each meeting of the board of directors or any committee thereof, and may be paid a fixed sum for attendance at each such meeting, or both. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

      SECTION 12. EXECUTIVE AND OTHER COMMITTEES. The board of directors, by resolution adopted by a majority of the entire board of directors, may designate from among its members an executive committee and one or more other committees each of which, to the extent provided in such resolution, shall have and may exercise all the authority of the board of directors, but no such committee shall have the authority of the board of directors in reference to amending the Articles of Incorporation, adopting a plan of merger or consolidation, recommending to the shareholders the sale, lease, exchange or other disposition of all or substantially all the property and assets of the corporation otherwise than in the usual and regular course of business, recommending to the shareholders a voluntary dissolution of the corporation or a revocation thereof, or amending the Bylaws.

ARTICLE IV

OFFICERS

      SECTION 1.NUMBER. The officers of the corporation shall be a president, one or more vice-presidents (the number thereof to be determined by the board of directors), a secretary, and a treasurer, each of whom shall be elected by the board of directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the board of directors. Any two or more offices may be held by the same person, except the offices of president and secretary.

      SECTION 2.ELECTION AND TERM OF OFFICE. The officers of the corporation to be elected by the board of directors shall be elected annually by the board of directors at the first meeting of the board of directors held after each annual meeting of shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as practicable. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

      SECTION 3.REMOVAL. Any officer or agent may be removed by the board of directors whenever in its judgment the best interests of the corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

      SECTION 4.VACANCIES. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the board of directors for the unexpired portion of the term.

      SECTION 5.

(a) Chairman. The chairman shall be the chairman of the board of directors and an executive officer. He shall, when present, preside at all meetings of the board of directors and shall perform such duties as may be prescribed by the board of directors from time to time.

(b) Vice Chairman. The vice chairman shall be the vice chairman of the board of directors and an executive officer. He shall, when the chairman is not present, preside at meetings of the board of directors and shall perform such other duties as may be prescribed by the board of directors from time to time.

(c) Chief Executive Officer. The chief executive officer shall be the chief executive officer of the corporation and, subject to the control of the board of directors, shall in general supervise all of the business and affairs of the operation. He shall preside at all meetings of the shareholders. He shall, when the chairman and vice chairman are not present, preside at meetings of the board of directors and shall perform such other duties as may be prescribed by the board of directors from time to time.

      SECTION 6.PRESIDENT. The president shall be the chief operating officer of the corporation and, subject to the control of the chairman, vice chairman, and chief executive officer, shall in general supervise and control all of the business and affairs of the corporation. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the board of directors, certificates for shares of the corporation, and deeds, mortgages, bonds, contracts, or other instruments which the board of directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the board of directors or by these Bylaws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as from time to time may be assigned to him by the chairman or by the board of directors.

      SECTION 7.VICE-PRESIDENT. In the absence of the president or in the event of his death, inability or refusal to act, the vice-president (or in the event there be more than one vice-president, the vice-presidents in the order designated at the time of their election, or in the absence of any designation, then in the order of their election) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. Any vice-president may sign, with the secretary or an assistant secretary, certificates for shares of the corporation; and shall perform such other duties as from time to time may be assigned to him by the chief executive officer, by the president or by the board of directors.

      SECTION 8.SECRETARY. The secretary shall: (a) keep the minutes of the proceedings of the shareholders and the board of directors in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (c) be custodian of the corporate records and of the seal of the corporation and see that the seal of the corporation is affixed to all certificates for shares prior to the issue thereof and to all documents, the execution of which on behalf of the corporation under its seal is duly authorized; (d) keep a register of the post office address of each shareholder which shall be furnished to the secretary by such shareholder; (e) sign with the president, or vice-president, certificates for shares of the corporation, the issuance of which shall have been authorized by resolution of the board of directors; (f) have general charge of the stock transfer books of the corporation; and (g) in general perform all duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the chief executive officer, by the president or by the board of directors.

      SECTION 9.TREASURER. The treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the corporation; (b) receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositaries as shall be selected in accordance with the provisions of Article V of these Bylaws; and (c) in general perform all the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the chief executive officer, by the president or by the board of directors. If required by the board of directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties, as the board of directors shall determine.

      SECTION 10. ASSISTANT SECRETARIES AND ASSISTANT TREASURER. The assistant secretaries, when authorized by the board of directors, may sign with the president or a vice-president certificates for shares of the corporation, the issuance of which shall have been authorized by a resolution of the board of directors. The assistant treasurers shall respectively, if required by the board of directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the board of directors shall determine. The assistant secretaries and assistant treasurers, in general, shall perform such duties as shall be assigned to them by the secretary or the treasurer, respectively, or by the chief executive officer, by the president or by the board of directors.

      SECTION 11. SALARIES. The salaries of the executive officers shall be fixed from time to time by the board of directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the corporation.

                               ARTICLE V

                 CONTRACTS, LOANS, CHECKS AND DEPOSITS

      SECTION 1.CONTRACTS. The board of directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

      SECTION 2.LOANS. No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the board of directors. Such authority may be general or confined to specific instances.

      SECTION 3.CHECKS, DRAFTS, ETC. All checks, drafts, or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents, of the corporation and in such manner as shall from time to time be determined by resolution of the board of directors.

      SECTION 4.DEPOSITS. All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies, or other depositaries as the board of directors may select.

                              ARTICLE VI

              CERTIFICATES FOR SHARES AND THEIR TRANSFER

      SECTION 1.CERTIFICATES FOR SHARES. Certificates representing shares of the corporation shall be in such form as shall be determined by the board of directors. Such certificates shall be signed by the president or a vice-president and by the secretary or an assistant secretary and sealed with the corporate seal or a facsimile thereof. The signatures of such officers upon a certificate may be facsimiles if the certificate is manually signed on behalf of a transfer agent or a registrar, other than the corporation  itself  or one  of its  employees.  Each  certificate  for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the corporation. All certificates surrendered to the corporation for transfer shall be cancelled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in case of a lost, destroyed, or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the corporation as the board of directors may prescribe.

      SECTION 2.TRANSFER OF SHARES. Transfer of shares of the corporation shall be made only on the stock transfer books of the corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the secretary of the corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the corporation shall be deemed by the corporation to be the owner thereof for all purposes.

                              ARTICLE VII

                              FISCAL YEAR

      The  fiscal  year of the  corporation  shall  begin on the  first
(1st) day of October, and end on the thirtieth (30th) day of September in each year.

                             ARTICLE VIII

                               DIVIDENDS

      The board of directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its Articles of Incorporation.

                              ARTICLE IX

                            CORPORATE SEAL

      The board of directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation and the state of incorporation and the words "Corporate Seal."

ARTICLE X

                           WAIVER OF NOTICE

      Whenever any notice is required to be given to any shareholder or director of the corporation under the provisions of these Bylaws, or under the provisions of the Articles of Incorporation, or under the provisions of the Kentucky Business Corporation Act, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                              ARTICLE XI

                            INDEMNIFICATION

      The corporation shall, to the fullest extent permitted by Kentucky law, indemnify any director, officer, employee or agent of the corporation from and against any and all reasonable costs and expense (including, but not limited to, attorneys' fees) and any liabilities (including, but not limited to, judgments, fines, penalties and reasonable settlements) paid by or on behalf of, or imposed against, such person in connection with any threatened, pending or completed claim, action, suit or proceeding, whether civil, criminal, administrative, investigative or other (including any appeal relating thereto), whether formal or informal, and whether made or brought by or in the right of the corporation or otherwise, in which such person is, was or at any time becomes a party or witness, or is threatened to be made a party or witness, or otherwise, by reason of the fact that such person is, was or at any time becomes a director, officer, employee or agent of the corporation or, at the corporation's request, a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

      The indemnification authorized by this Article XI shall not be exclusive of any other right of indemnification which any such person may have or hereafter acquire under any provision of these Bylaws or the Articles of Incorporation of the corporation, agreement, vote of the shareholders or disinterested directors or otherwise. The corporation may take such steps as may be deemed appropriate by the board of directors to provide and secure indemnification to any such person, including, without limitation, the execution of agreements for indemnification between the corporation and individual directors, officers, employees or agents which may provide rights to indemnification which are broader or otherwise different than the rights authorized by this Article.

                              ARTICLE XII

                              AMENDMENTS

      The shareholders may alter, amend or repeal the Bylaws at any annual or special meeting of shareholders at which a majority of the outstanding shares of the corporation is present by the vote of such majority, provided that the notice of such meeting shall have included notice of such proposed amendment. The board of directors shall have the power and authority to alter, amend or repeal Bylaws of the corporation at any regular or special meeting at which a quorum is present by the vote of a majority of the entire board of directors, subject always to the power of the shareholders under Kentucky law to repeal or change such Bylaws.

HISTORICAL TABLE

Bylaws initially adopted on :  May 15, 1985.

AMENDMENTS

      Date           Article and Section Number

October 25, 1985          Article II, Section 1
November 11, 1988         Article III, Section 2
November 17, 1989         Article III, Section 2
January 25, 1990          Article XI
November 7, 1997          Article II, Section 14
November 7, 1997          Article III, Section 10
November 12, 1999         Article IV, Section 5
April 28, 2000            Article IV, Sections 6, 7, 8, 9, 10, 11

                            EXHIBIT 10.1(b)
                            FIRST AMENDMENT
            TO SECOND AMENDED AND RESTATED LOAN AGREEMENT

      THIS FIRST AMENDMENT TO SECOND AMENDED AND RESTATED LOAN AGREEMENT (this "Amendment") is made and entered into as of September 30, 1999, by and among (i) STEEL TECHNOLOGIES INC., a Kentucky corporation having an office and place of business in Louisville, Kentucky (the "Borrower"), (ii) (a) PNC BANK, NATIONAL ASSOCIATION, a national banking association having an office and place of business in Louisville, Kentucky ("PNC") that is successor by merger to PNC
Bank, Kentucky, Inc., a Kentucky banking corporation, (b) NATIONAL CITY BANK OF KENTUCKY, a national banking association having an office and place of business in Louisville, Kentucky ("National
City"), (c) BANK ONE, INDIANA, N.A., a national banking association having an office and place of business in Indianapolis, Indiana
("Bank One") that is successor by merger to NBD Bank, N.A., a national banking association, (d) SUNTRUST BANK, NASHVILLE, N.A., a national banking association having an office and place of business in Nashville, Tennessee ("SunTrust"), and (e) FIRSTAR BANK, N.A., a national banking association having an office and place of business in Louisville, Kentucky ("Firstar") that is successor by merger to Star Bank, N.A., a national banking association (each of PNC,
National City, NBD, SunTrust and Star is hereinafter individually referred to as a "Bank," and all of the same are hereinafter collectively referred to as the "Banks"), and (iii) PNC BANK, NATIONAL ASSOCIATION, in its capacity as agent for the Banks (in such capacity, the "Agent").

                       PRELIMINARY  STATEMENTS

           A. Borrower, the Banks and the Agent are parties to that certain Second Amended and Restated Loan Agreement dated as of December 31, 1998 (the "Loan Agreement") (certain capitalized terms used herein having the same meanings set forth for such capitalized terms in the Loan Agreement unless expressly otherwise defined herein), pursuant to which the [i] Banks established in favor of Borrower the Revolver, a revolving credit facility in the maximum aggregate principal amount at any one time outstanding of One Hundred Million Dollars ($100,000,000) and [ii] PNC has established the Swing Line Loan Commitment in favor of Borrower in accordance with which PNC has agreed to make swing loans to Borrower in a maximum aggregate principal amount at any one time outstanding of Five Million Dollars ($5,000,000).

           B. Borrower has requested, in its letter of September 16, 1999 (a copy of which is attached hereto as Exhibit A), [i] the consent of the Banks and the Agent to an organizational restructuring (as hereinafter more fully described, the "Restructuring") of Borrower's Subsidiaries, [ii] the waiver by the Banks and the Agent of any Event of Default under the Loan Instruments, and [iii] the consent of the Banks and the Agent to certain amendments to the Loan Agreement relating to the Restructuring as hereinafter set forth. The Banks and the Agent have agreed to each of the foregoing requests in accordance with [i] their letters to the Borrower of September 27 and September 28, 1999 (copies of which are attached hereto as Exhibits B and C, respectively, together referred to as the "Banks' Consent") and [ii] the provisions of this Amendment.

           C. The term "Restructuring" as used in this Amendment means Borrower's completion of all steps required to implement the post-restructuring organizational structure and property ownership structure hereinafter set forth:

           (i)  Post-Restructuring    Organizational   Structure.   The
      Borrower  has  been  transformed  into  a  holding  company  with
      holdings of the following ownership      interests:

           (a) 100% of Steel Technologies Corp., an Ohio corporation, that (x) was formerly Roberts Steel Company and (y)
                which holds a 100% ownership interest in Steel Technologies, LLC, an Ohio limited liability company, (hereinafter, "Steel Technologies, LLC (Ohio)");

           (b) 100% of the newly formed subsidiary Steel Technologies, LLC, a South Carolina limited liability company (hereinafter, "Steel Technologies, LLC (South Carolina)"), that resulted from merging Steel Technologies Carolinas, Inc. into Steel Technologies South Carolina, Inc., then which was merged into a limited liability company and which is the 99%
                limited partner in Steel Technologies, L.P., a Delaware limited partnership;

           (c)  a   1%   general   partnership    interest   in   Steel
                Technologies, Ltd;

           (d)  100%  of   Wabash   Steel   Corporation,   an   Indiana
                corporation;

           (e)  90%  of  Steel   Technologies  de  Mexico,   a  Mexican
                corporation; and

           (f) 50% joint venture interest (the other 50% being owned by Mitsui Steel Development Co., Inc.) in Mi-Tech Steel, Inc., a Delaware corporation owning (x) 100% of Mi-Tech Steel Alabama, Inc., an Alabama corporation and (y) a 1% general partnership interest in Mi-Tech Steel International, Ltd. of which the 99% limited partner is Mi-Tech Steel Alabama, Inc,.

           (ii) Post-Restructuring  Property Ownership.  As a result of
the Restructuring, the         following   Subsidiaries   now  own  the
Borrower's former interests in the following        locations:

           (a) Steel Technologies, L.P. - Louisville, Shelbyville, Eminence and Ghent, Kentucky and Portage, Indiana;

           (b)  Steel Technologies Corp. - Willoughby, Ohio;

           (c) Steel Technologies, LLC (Ohio) - Canton, Michigan and eventually Elkton, Maryland;

           (d) Steel Technologies, LLC (South Carolina) - Clinton, North Carolina and Huger, South Carolina;

           (e)  Mi-Tech  Steel   International,   Ltd.  -  Greensburg,,
                Indiana and Murfreesboro, Tennessee;

           (f)  Mi-Tech Steel Alabama, Inc. - Decatur, Alabama;

           (g)  Steel Technologies de Mexico -  Monterrey, Mexico; and

           (h)  Wabash Steel Corporation -  Peru, Indiana.

           NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth herein, it is hereby agreed as follows:

                              ARTICLE 1

                    Amendments to Loan Agreement

           Subject to delivery to the Agent of each of the "Amendment Documents" more particularly described in Article 2 of this Amendment and the fulfillment and satisfaction to of the Agent to each of the other conditions described in Article 2 of this Amendment, the Loan Agreement is hereby amended as follows:

      1.1 Section 1.33 of the Loan Agreement is amended and restated in its entirety as follows:

           1.33. "Consolidated Subsidiaries" means Wabash Steel Corporation, Steel Technologies de Mexico, Steel Technologies, LLC (Ohio), Steel Technologies, LLC (South Carolina), Steel Technologies Corp., Steel Technologies, L.P., together with all other Subsidiaries of the Borrower whose accounts are or should be consolidated with those of the Borrower in accordance with GAAP. The Joint Ventures shall not be deemed to be Consolidated Subsidiaries for purposes of this Loan Agreement.

      1.2 New Sections 1.129, 1.130, 1.131 and 1.132 are added to the Loan Agreement immediately after Section 1.128, as follows:

           1.129.  "Steel  Technologies,  LLC  (Ohio)"  means
           Steel   Technologies,   L.L.C.,  an  Ohio  limited
           liability company.

           1.130.    "Steel    Technologies,    LLC    (South
           Carolina)"  means Steel  Technologies,  L.L.C.,  a
           South Carolina limited liability company.

           1.131.    "Steel Technologies,  Corp." means Steel
           Technologies Corp., an Ohio corporation.

           1.32. "Steel Technologies, L.P." means Steel Technologies, L.P., a Delaware limited partnership of which the Borrower is general partner and Steel Technologies, LLC (South Carolina) is the limited partner.

                              ARTICLE 2

                        Conditions Precedent

      2.1 The amendments to the Loan Agreement described in Article 1 of this Amendment shall become effective on that date (the "Effective Date") on which each of the following documents (collectively, the "Amendment Documents") has been executed by each of the parties to them and delivered to the Agent, on behalf of the Banks, and when the Agent determines to its satisfaction that each other condition set forth below has been fulfilled:

           A. This Amendment, duly executed by the Borrower, Agent and each of the Banks;

           B. The Guaranty Agreements, in the forms of Exhibits D, E, F and G to this Agreement, of Steel Technologies, LLC (Ohio); Steel Technologies, LLC(South Carolina); Steel Technologies Corp.; and Steel Technologies, L.P.;

           C. Incumbency certificate and certified copies of resolutions of the Board of Directors of the Borrower authorizing the execution and delivery of this Amendment, the actions necessary for the completion of the Restructuring and the execution and delivery of each of the Amendment Documents executed and delivered by the Borrower;

           D. Incumbency certificates and certified copies of resolutions of the Board of Directors, authorizing the actions necessary for the completion of the Restructuring, of each of :
Steel Technologies Carolinas, Inc., and Roberts Steel Company;

           E. Incumbency certificate and certified copies of resolutions of the Borrower, as General Partner of Steel Technologies, L.P., authorizing the actions necessary for the completion of the Restructuring and the execution and delivery of its Guaranty Agreement, and the Certificate of Limited Partnership, the Partnership Agreement and a Certificate of Existence of Steel Technologies, L.P.;


           F. Incumbency certificates and certified copies of [i] resolutions of the Board of Directors, Members or Partners, as the case may be, authorizing the execution and delivery of its respective Guaranty Agreement, and the organizational documents and Certificates of Existence, of each of : Steel Technologies, LLC, an Ohio limited liability company; Steel Technologies, LLC, a South Carolina limited liability company; and Steel Technologies Corp., an Ohio corporation;

           G. Opinion of John M. Baumann, Esq., as counsel for the Borrower and the Guarantors, addressed to each of the Banks;

           H. Fourth Amendment, dated as of October 1, 1999, to Note Agreement, dated as of March 1, 1995, among Borrower and each of the Note Purchasers signatories thereto (and as defined in the Second Amended and Restated Loan Agreement dated as of December 31, 1998) entered into among Borrower and each of the Note Purchasers; and

           I. Fourth Amendment to Intercreditor Agreement, dated as of March 1, 1995, entered into among each of the Banks and each of the Note Purchasers, dated as of October , 1999, entered into among each of the Banks and each of the Note Purchasers. ARTICLE 3

                         Other Stipulations

      3.1 Upon the Effective Date, the provisions of and Exhibits referenced in Article 1 of this Amendment shall become effective and modify or supersede and replace, as applicable, the applicable provisions and Exhibits of the Loan Agreement recited as being modified by them. From and after the Effective Date each reference to the "Loan Agreement" or words of like import shall mean and be
deemed  a  reference  to  the  Loan   Agreement  as  modified  by  this
Amendment but, except as modified by this Amendment and the other Amendment Documents, the Loan Agreement and the other Loan Instruments shall remain in full force and effect in the same form as existed immediately prior to the Effective Date.

      3.2 If each of the Amendment Documents has not been fully executed and delivered to the Agent on or before October 29, 1999, the Banks' Consent and this Amendment shall be voidable at any time prior to the delivery of each of such Amendment Documents upon notice to the Borrower given by the Agent, acting at the direction of the Requisite Banks,.

      3.3 This Amendment and the other Amendment Documents contain the final, complete and exclusive agreement of the parties to them with regard to their subject matter, may not be amended except in writing signed by each of the parties to them, shall be binding upon and inure to the benefit of the respective successors and assigns of each of the parties to them (subject to applicable provisions of the Loan Agreement), and shall be construed in accordance with and otherwise governed in all respects by the laws of the Commonwealth of Kentucky. This Amendment may be executed in counterparts, and all counterparts collectively shall constitute but one original document. Borrower hereby agrees to reimburse the Agent for all costs and expenses incurred by the Agent in connection with the preparation, negotiation, documentation, execution and delivery of this Amendment and the other Amendment Documents, including but not limited to the reasonable fees of legal counsel to Agent.

      IN WITNESS WHEREOF, the parties hereto have caused this Loan Agreement to be duly executed as of the day and year first above written.

                               (the "Borrower")

                               STEEL TECHNOLOGIES INC.

                               By:________________________________
                                          (signature)

                               Name:      John M. Baumann

                               Title:     Secretary

                               ("PNC")

                               PNC BANK, NATIONAL ASSOCIATION


                               By:________________________________
                                          (signature)

                               Name:______________________________
                                          (type or print)

                               Title:_____________________________
                                          (type or print)

                               Address:   PNC Bank, National Association
                                          Energy, Metals and Mining
                                          249 Fifth Avenue
                                          P1-POPP-03-3
                                          Pittsburgh, PA 15222-2707
                                          Attn: David W. Mendel
                                          Senior Vice President
                                          Telephone: (412) 762-2524
                                          Telecopy: (412) 705-3232

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

                               By:________________________________
                                          (signature)

                               Name:______________________________
                                          (type or print)

                               Title:_____________________________
                                          (type or print)

                               Address:   101 South Fifth Street
                                          Louisville, KY 40202
                                          Attn: Deroy Scott
                                          Vice President
                                          Telephone: (502) 581-7821
                                          Telecopy: (502) 581-4424

                               ("Bank One")

                               Bank One, Indiana, N.A.


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
                                          Attn: Randall K. Stephens
                                          First Vice President
                                          Telephone: (317) 266-6704
                                          Telecopy: (317) 266-6042

                               ("SunTrust")

                               SUNTRUST BANK, NASHVILLE, N.A.


                               By:________________________________
                                          (signature)

                               Name:______________________________
                                          (type or print)

                               Title:_____________________________
                                          (type or print)

                               Address:   201 Fourth Avenue North
                                          Nashville, TN 37219
                                          Attn: Scott T. Corley
                                                Group Vice President
                                          Telephone: (615) 748-5579
                                          Telecopy: (615) 748-5296

                               ("Firstar")

                               FIRSTAR BANK, N.A.


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

                               PNC BANK, NATIONAL ASSOCIATION, in its capacity as Agent


                               By:________________________________
                                          (signature)

                               Name:______________________________
                                          (type or print)

                               Title:_____________________________
                                          (type or print)

                            EXHIBIT 10.1(c)
                           CREDIT AGREEMENT


                            BY AND BETWEEN


                       STEEL TECHNOLOGIES INC.,
                        a Kentucky corporation,
                              as Borrower


                                  AND


                    PNC BANK, NATIONAL ASSOCIATION,
                              as the Bank


                      Dated as of April 27, 2000

                               - ii -
                           TABLE OF CONTENTS

                                                                  Page

ARTICLE I.   DEFINITIONS                                            1
ARTICLE II.  AMOUNT AND TERMS OF CREDIT                             6
   Section 2.1.    Revolving Credit Advances                        6
   Section 2.2.    Commitment Fee                                   7
   Section 2.3.    Use of Proceeds                                  7
   Section 2.4.    Single Loan                                      7
   Section 2.5.    Interest on the Revolving Credit Loan            7
   Section 2.6.    Special Provisions Relating to Euro-Rate Options 8
   Section 2.7.    Interest Payment Dates                           9
   Section 2.8.    Calculation of Interest                          9
   Section 2.9.    Capital Adequacy                                 9
   Section 2.10.   Taxes                                           10
   Section 2.11.   Accounting                                      10
   Section 2.12.   Indemnity                                       10
   Section 2.13.   Access                                          11
ARTICLE III. CONDITIONS PRECEDENT                                  11
   Section 3.1.    Execution and Delivery of Agreement             11
   Section 3.2.    Documents and other Agreements                  11
   Section 3.3.    Absence of Material Adverse Change              12
   Section 3.4.    Conditions to the Initial Revolving
                        Credit Advance                             12
   Section 3.5.    Conditions to Each Revolving Credit Advance     12
ARTICLE IV.  REPRESENTATIONS AND WARRANTIES                        13
   Section 4.1.    Organization, Standing, etc.                    13
   Section 4.2.    Qualification                                   13
   Section 4.3.    Use of Proceeds                                 13
   Section 4.4.    Intellectual Property                           13
   Section 4.5.    Contracts, Labor Disputes                       13
   Section 4.6.    Accuracy of Financial Reports.                  13
   Section 4.7.    Disclosure                                      13
   Section 4.8.    Tax Returns and Payments                        13
   Section 4.9.    Indebtedness, etc.                              14
   Section 4.10.   Operating Leases                                14
   Section 4.11.   Litigation, etc                                 14
   Section 4.12.   Authorization; Compliance with Other
                        Instruments, etc                           14
   Section 4.13.   Enforceability                                  14
   Section 4.14.   Governmental Consent                            14
   Section 4.15.   Investment Company Act Status                   14
   Section 4.16.   Regulation G, etc.                              14
   Section 4.17.   Holding Company Act                             14
   Section 4.18.   Employee Retirement Income Security Act of 1974 15
   Section 4.19.   Environmental Matters                           15
   Section 4.20.   Year 2000                                       15
   Section 4.21.   Events of Default                               15
   Section 4.22.   Incorporation of Representations and
                        Warranties by Reference.                   15
ARTICLE V.   FINANCIAL STATEMENTS AND INFORMATION                  15
   Section 5.1.    Reports and Notices                             15
   Section 5.2.    Communication with Accountants                  16
ARTICLE VI.  AFFIRMATIVE COVENANTS                                 16
   Section 6.1     Incorporation of Affirmative Covenants          16
   Section 6.2.    Supplemental Disclosure                         17
   Section 6.3.    Tax Returns                                     17

ARTICLE VII. NEGATIVE COVENANTS                                    17
   Section 7.1     Incorporation of Negative Covenants             17
   Section 7.2.    ERISA                                           17
   Section 7.3.    Liens                                           18
ARTICLE VIII.TERM AND TERMINATION                                  18
   Section 8.1.    Term of Revolving Credit Commitment             18
   Section 8.2.    Reduction of Revolving Credit Commitment        18
   Section 8.3     Refinancing of Agented Credit Line              18
ARTICLE IX.  EVENTS OF DEFAULT; RIGHTS AND REMEDIES                18
   Section 9.1.    Events of Default                               18
   Section 9.2.    Remedies                                        20
   Section 9.3.    Waivers by Borrower                             20
   Section 9.4.    Right of Set-Off                                20
ARTICLE X.   MISCELLANEOUS                                         21
   Section 10.1.   Complete Agreement and Modification of Agreement21
   Section 10.2.   Fees and Expenses                               21
   Section 10.3.   No Waiver by the Bank                           21
   Section 10.4.   Remedies                                        22
   Section 10.5.   MUTUAL WAIVER OF JURY TRIAL                     22
   Section 10.6.   Severability                                    22
   Section 10.7.   Parties                                         22
   Section 10.8.   Conflict of Terms                               22
   Section 10.9.   GOVERNING LAW                                   22
   Section 10.10.  Notices                                         22
   Section 10.11.  Survival                                        23
   Section 10.12.  Headings                                        23
   Section 10.13.  Counterparts                                    23
   Section 10.14.  Interest Limitation                             23
   Section 10.15.  Participation                                   23
   Section 10.16.  Holiday Payments                                24

                               EXHIBITS

                Exhibit "A"    Request for Advance of Revolving Credit Loan
                Exhibit "B"    Revolving Credit Note


                               SCHEDULES

                Schedule 4.9   Indebtedness
                Schedule 4.12  Litigation
                Schedule 4.19  Employee Pension Plan

                           CREDIT AGREEMENT


           CREDIT AGREEMENT, dated as of April 27, 2000, by and between STEEL TECHNOLOGIES INC., a Kentucky corporation having an office at 15415 Shelbyville Road, Louisville, Kentucky 40253 ("Borrower"), and PNC BANK, NATIONAL ASSOCIATION, having an office at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707 (the "Bank").


                              WITNESSETH:

           WHEREAS, the Borrower desires to obtain revolving credit loans from the Bank pursuant to this Agreement in an aggregate amount not to exceed Fifteen Million ($15,000,000.00) Dollars at any one time outstanding, and the Bank hereby agrees to make such loans upon the terms and conditions as hereinafter set forth.

           NOW, THEREFORE, in consideration of mutual promises contained herein and other valuable consideration and with the intent to be legally bound hereby, the parties hereto agree as follows:

                        ARTICLE I. DEFINITIONS

           In addition to the defined terms appearing above, capitalized terms used in this Agreement shall have (unless otherwise provided elsewhere in this Agreement) the following respective meanings when used herein:

           "Affiliate" shall mean with respect to any Person (i) each person that, directly or indirectly, owns or controls, whether beneficially, or as a trustee, guardian or other fiduciary, 5% or more of the Stock having ordinary voting power in the election of directors of such Person, (ii) each Person that controls, is controlled by or is under common control with such Person or any Affiliate of such Person, or (iii) each of such Person's officers, directors, joint venturers and partners. For the purpose of this definition, "control" of a Person shall mean the possession, directly or indirectly, of the power to direct or cause the direction of its management or policies, whether through the ownership of voting securities, by contract or otherwise.

           "Agented Agreement" shall mean that certain Second Amended and Restated Loan Agreement dated as of December 31, 1998 by and among Steel Technologies Inc. and PNC Bank, National Association, National City Bank of Kentucky, Bank One, Indiana, N.A. (successor by merger to NBD Bank, N.A.), Suntrust Bank (formerly Suntrust Bank, Nashville, N.A.) and Firstar Bank, N.A. (successor by merger to Star Bank, N.A.) as "Banks" and PNC Bank, National Association in its capacity as agent for the Lenders (the "Agent") (as the same may be amended, modified and supplemented from time to time).

           "Agreement" shall mean this Credit Agreement, including all amendments, modifications and supplements hereto and any appendices, exhibits or schedules to any of the foregoing, and shall refer to this Agreement as the same may be in effect at the time such reference becomes operative.

           "Applicable Revolving Loan Margin" shall mean for any Euro-Rate Portion of the Revolving Credit Loan an interest rate per annum equal to one ninety-seven and one-half (97.5) basis points
(.975%).

           "Bank" shall mean PNC Bank, National Association, and its successors and assigns.

           "Base Rate" shall mean the Bank's Prime Rate.

           "Base Rate Option" shall mean the interest rate options, as applicable, described in Subsection 2.5(a)(i) of this Agreement.

           "Base Rate Portion" shall mean the portion of any Loans bearing interest under the Base Rate Option.

           "Business Day" shall mean any day that is not a Saturday, a Sunday or a day on which banks are required or permitted to be closed in the Commonwealth of Pennsylvania.

           "CERCLA" shall mean the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

           "Charges" shall mean all Federal, state, county, city, municipal, local, foreign or other governmental (including, without limitation, PBGC) taxes at the time due and payable, levies, assessments or charges upon or relating to (i) the Obligations hereunder or under the Note, (ii) Borrower's employees (other than taxes not required to be withheld) payroll, income or gross receipts,
(iii) Borrower's ownership or use of any of its assets, or (v) any other aspect of Borrower's business.

           "Closing" shall mean the making of the initial Revolving Credit Advance and the making of each subsequent Revolving Credit
Advance.

           "Closing Date" shall mean the date on which a Closing takes place.

           "Code" shall mean the Uniform Commercial Code of the jurisdiction with respect to which such term is used, as in effect from time to time.

           "Commitment Fee" shall mean the fee described in Section
2.2 hereof.

           "Commitment Termination Date" shall mean the earliest of
(i) December 31, 2000, (ii) the date of termination of the commitment to make further Revolving Credit Advances pursuant to Article VIII hereof, and (iii) the date of termination of the commitment to make further Revolving Credit Advances pursuant to Sections 8.2, 8.3 or
9.2 hereof.

           "Default" shall mean any event which, with the passage of time or notice or both, would, unless cured or waived, become an Event of Default.

           "Defined Contribution Plan" shall mean, with respect to Borrower or any ERISA Affiliate, at any time, an employee pension benefit plan as defined in Section 3(2) of ERISA that is not covered by Title IV of ERISA, that is not subject to the minimum funding standards under Section 412 of the IRC and that is maintained for the employees of Borrower or any ERISA Affiliate.

           "Environmental Laws" shall have the meaning ascribed to it in Section 4.19 hereof.

           "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and any regulations promulgated thereunder.

           "ERISA Affiliate" shall mean, with respect to Borrower, all trades or businesses (whether or not incorporated) which, together with Borrower, are treated as a single employer under Section 414(b),
(c), (m) or (o) of the IRC.

           "ERISA Event" shall mean, with respect to Borrower or any ERISA Affiliate, (a) a Reportable Event (other than a Reportable Event not subject to the provision for 30-day notice to the PBGC under regulations issued under Section 4043 of ERISA), (b) the withdrawal of Borrower or any ERISA Affiliate from a Plan during a plan year in which it was a "substantial employer" as defined in
Section 4001 (a) (2) of ERISA, (c) the filing of a notice of intent to terminate a Plan or the treatment of a Plan amendment as a termination under Section 4041 of ERISA, (d) the institution of proceedings to terminate a Plan by the PBGC under Section 4042 of ERISA, or (e) any other event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan or to cause the imposition of any liability in excess of $250,000.00 under Title IV of ERISA.

           "Euro-Rate" shall mean with respect to any portion of the Loans to which the Euro-Rate Option applies for any Euro-Rate Interest Period, the interest rate per annum determined by the Bank by dividing (the resulting quotient rounded upward to the nearest 1/100th of 1% per annum) (i) the rate of interest determined by the Bank in accordance with its usual procedures (which determination shall be conclusive and binding upon the Borrower, absent manifest error on the part of the Bank) to be the average of London interbank offered rates for U.S. Dollars quoted by the British Bankers Association as set forth on Dow Jones Markets Service (formerly known as Telerate) (or appropriate successor or, if British Banker's Association or its successor ceases to provide such quotes a comparable replacement determined by the Bank) display page 3750 (or such other display page on the Dow Jones Markets Service system replacing page 3750), two (2) Business Days prior to the first day of such Euro-Rate Interest Period for an amount comparable to the applicable Euro-Rate Portion and having a borrowing date and a maturity comparable to such Euro-Rate Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage. Such Euro-Rate may also be expressed by the following formula:

      Euro-Rate =    Average of London interbank offered rates
                     quoted by BBA as shown on Dow Jones Markets
                     Service display page 3750 or appropriate successor
                     1.00 - Euro-Rate Reserve Percentage

The Euro-Rate shall be adjusted with respect to any Euro-Rate Option outstanding on the effective date of any change in the Euro-Rate Reserve Percentage as of such effective date. The Bank shall give prompt notice to the Borrower of the Euro-Rate as determined or adjusted in accordance herewith, which determination shall be conclusive absent manifest error.

           "Euro-Rate Interest Period" shall mean any individual period of one month, two months, three months or six months; provided, however, that any Euro-Rate Interest Period which would otherwise end on a day which is not a Business Day shall be extended to the next Business Day unless such Business Day falls in the succeeding calendar month in which case such Euro-Rate Interest Period shall end on the next preceding Business Day; and provided further that any Euro-Rate Interest Period which begins on the last day of a calendar month or on a day for which there is no numerically corresponding day in the subsequent calendar month during which such Euro-Rate Interest Period is to end shall end on the last Business Day of such subsequent month.

           "Euro-Rate Option" shall mean the ability of the Borrower to have all or any portion of the Loans then outstanding bear interest at a fixed rate of interest related to the Euro-Rate, all as more fully set forth in Subsection 2.5(a)(ii).

           "Euro-Rate Portion" shall mean the portion of any Loans then outstanding bearing interest under the Euro-Rate Option.

           "Euro-Rate Reserve Percentage" shall mean, for each Euro-Rate Interest Period, that percentage (expressed as a decimal), as determined by the Bank as to the Euro-Rate Portion as to which the rate is then being set, which is in effect on the first day of such Euro-Rate Interest Period, (i)as prescribed by the Board of
Governors of the Federal Reserve System (or any successor), for determining the maximum reserve requirements (including without limitation supplemental, marginal or emergency reserve requirements) with respect to eurocurrency funding (currently referred to as "Eurocurrency Liabilities") of a member bank in such system; and (ii) to be maintained by a Bank as required for reserve liquidity, special deposit, or a similar purpose by any governmental or monetary authority of any country or political subdivision thereof (including any central bank), against (A)any category of liabilities that includes deposits by reference to which a Euro-Rate is to be determined, or (B)any category of extension of credit or other assets that includes Loans Euro-Rate Portions to which a Euro-Rate applies. The Euro-Rate shall be adjusted automatically with respect to any Euro-Rate Portion outstanding on the effective date of any change in the Euro-Rate Reserve Percentage, as of such effective date.

           "Event of Default" shall have the meaning assigned to it in
Section 9.1 hereof.

           "Fiscal Quarter" shall mean a fiscal quarter of the Borrower. The Fiscal Quarters of the Borrower currently end on the last day of December, March, June and September.

           "Fiscal Year" shall mean the twelve month period (or shorter period with respect to the first Fiscal Year within the Term hereof) that ends on September 30 of each year. The Borrower shall not change the term "Fiscal Year," unless the Bank shall consent in writing to such changes.

           "GAAP" shall mean generally accepted accounting principles in the United States of America as in effect from time to time.

           "Governmental Person" shall mean and include any nation, state, government, jurisdiction or jurisdictional authority, any political subdivision thereof, and any governmental, quasi-governmental, judicial, public, statutory, administrative or regulatory body, agency, department, bureau, authority, instrumentality or entity of any of the foregoing exercising executive, legislative, judicial, regulatory, administrative, public or other functions of or pertaining to government or any law, including without limiting the generality of the foregoing, the United States of America, or any locality therein, together with the Federal Deposit Insurance Corporation, the OCC, the Federal Reserve Board, the Securities and Exchange Commission, any state securities commission or authority, or any comparable authority or entity. Unless the context clearly requires otherwise, the term "Governmental Person" shall include each of the foregoing in existence at each, every and any of the times in question, including any successors or replacements or reorganizations thereto or thereof, and whether or not in existence at the date of the Agreement.

           "Guaranteed Indebtedness" shall mean, as to any Person, any obligation of such Person guaranteeing any indebtedness, lease, dividend, or other obligation ("primary obligations") of any other Person (the "primary obligor") in any manner including, without limitation, any obligation or arrangement of such Person (a) to purchase or repurchase any such primary obligation, (b) to advance or supply funds (i) for the purchase or payment of any such primary obligation or (ii) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet condition of the primary obligor, (c) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or (d) to indemnify the owner of such primary obligation against loss in respect thereof.

           "Guarantor" shall have the meaning given to it in the Guaranty Agreement.

           "Guaranty Agreement" shall mean that certain subsidiary guaranty agreement dated as of even date herewith by and between Steel Technologies, L.P. as "Guarantor" and PNC Bank, National
Association as the "Bank".

           "Hazardous Substance" shall have the meaning ascribed to it in Section 4.19 hereof.

           "Indebtedness" shall mean all liabilities, obligations and indebtedness of any and every kind and nature, including, without limitation, all liabilities and all obligations to trade creditors, whether now or hereafter owing, arising, due or payable, from Borrower to any Person and howsoever evidenced, created, incurred, acquired or owing, whether primary, secondary, direct, contingent, fixed or otherwise. Without in any way limiting the generality of the foregoing, Indebtedness shall specifically include the following without duplication:

                     (a) amounts outstanding under this Agreement, including, without limitation, amounts outstanding under the Revolving Credit Note;

                     (b) all obligations or liabilities of any Person that are secured by any Lien upon property owned by Borrower, even though Borrower shall not have assumed or become liable for the payment thereof;

                     (c) all obligations and indebtedness of Borrower for borrowed money or for notes, bonds, debentures and other debt securities;

                     (d) all obligations or liabilities created or arising under any lease or conditional sale or other title retention agreement with respect to property used or acquired by Borrower, even though the rights and remedies of the lessor, seller or lender thereunder are limited to repossession of such property;

                     (e)  all obligations or liabilities under
           Guaranteed Indebtedness; and

                     (f)  all Charges.

           "IRC" shall mean the Internal Revenue Code of 1986, as amended, and any successor thereto, and any regulations or notices promulgated thereunder.

           "IRS" shall mean the Internal Revenue Service.

           "Lien" shall mean any mortgage or deed of trust, pledge, hypothecation, assignment, deposit arrangement, lien, security interest, easement or encumbrance, or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any lease intended as security or any title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of, or agreement to give, any financing statement perfecting a security interest under the Code or comparable law of any jurisdiction).

           "Loan Documents" shall mean this Agreement and the Note, together with all Supplemental Documentation and all other agreements, instruments and documents, including, without limitation, notes, guarantees, mortgages, deeds of trust, chattel mortgages, pledges, powers of attorney, consents, assignments, contracts, notices, security agreements, leases, financing statements, subordination agreements, trust account agreements and all other written matter whether heretofore, now, or hereafter executed by or on behalf of Borrower and delivered to the Bank or any Person participating with Bank in the loans made hereunder.

           "Margin Stock" shall have the meaning assigned to that term in Regulation U of the Board of Governors of the Federal Reserve
System as in effect from time to time.

           "Material Adverse Effect" shall mean material adverse effect on (i) the business, assets, operations or financial or other condition of Borrower or the Guarantor, (ii) the Borrower's ability to pay the obligations hereunder or under the Note in accordance with the terms thereof, or (iii) the Guarantor's ability to pay the obligations under the Guaranty in accordance with the terms thereof.

           "Maximum Revolving Credit Loan" shall mean, at any particular time, an amount equal to $15,000,000.

           "Multiemployer Plan" shall mean a "multiemployer plan" as defined in Sections 4001(a) (3) and 3(37) (A) of ERISA, and to which Borrower or any ERISA Affiliate is making, or is obligated to make, contributions or has made, or been obligated to make, contributions.

           "Obligations" shall mean all loans, advances, debts, liabilities, and obligations, for monetary amounts (whether or not such amounts are liquidated or determinable) owing by Borrower to the Bank, and all covenants and duties regarding such amounts, of any kind or nature, present or future, whether or not evidenced by any note, agreement or other instrument, arising under any of the Loan Documents. This term includes, without limitation, all interest, fees, charges, expenses, attorneys' fees and any other sum chargeable to Borrower under any of the Loan Documents.

           "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions.

           "Person" shall mean any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, public benefit corporation, entity or government (whether Federal, state, county, city, municipal or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof)

           "Plan" shall mean, with respect to Borrower or any ERISA Affiliate, at any time, an employee pension benefit plan as defined in Section 3(2) of ERISA (including a Multiemployer Plan) that is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the IRC and is maintained for the employees of Borrower or any ERISA Affiliate.

           "Portion" shall mean any Euro-Rate Portion and Base Rate
Portion.

           "Prime Rate" shall mean the rate of interest announced from time to time by the Bank at its principal office as its prime rate, which rate may not be the lowest interest rate then being charged commercial borrowers by the Bank.

           "Release" shall have the meanings assigned to it in CERCLA.

           "Reportable Event" shall mean any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder.

           "Request for Advance of Revolving Credit Loan" shall mean a notice in the form attached hereto as Exhibit "A".

           "Revolving Credit Advance" shall have the meaning assigned to it in Section 2.1(a) hereof.

           "Revolving Credit Loan" or "Loan" shall mean the aggregate amount of Revolving Credit Advances outstanding at any time.

           "Revolving Credit Loan Commitment" shall have the meaning assigned to it in Section 2.1(a) hereof.

           "Revolving Credit Note" or "Note" shall have the meaning assigned to it in Section 2.1(b) hereof.

           "Solvent" shall mean, when used with respect to any Person, that:

           (a) the fair value and present fair saleable value of such Person's assets is in excess of the total amount of such Person's stated liabilities including identified contingent liabilities;

           (b) the present fair saleable value of such Person's assets is in excess of the amount that will be required to pay such Person's probable liability on such Person's debts as they become absolute and mature;

           (c) such Person does not have unreasonably small capital to carry on the business in which such Person is engaged and all businesses in which such Person is about to engage; and

      (d) such Person has not incurred debts beyond such Person's ability to pay such debts as they mature.

           "Subsidiary" shall mean, with respect to any Person, any corporation of which an aggregate of more than 50% of the outstanding Stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether, at the time, Stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time, directly or indirectly, owned legally or beneficially by such Person and/or one or more Subsidiaries of such Person.

           "Term" shall mean that period from and including the initial Closing Date through the Termination Date.

           "Termination Date" shall mean the date on which all Obligations hereunder and under the Note have been completely discharged and Borrower shall have no further right to borrow any monies hereunder.

           "Welfare Plan" shall mean, with respect to Borrower or any ERISA Affiliate, at any time, an employee welfare benefit plan as defined in Section 3(l) of ERISA that is maintained for the employees of Borrower or any ERISA Affiliate.

           "Work Fee" shall have the meaning given to this term in
Section 2.2(b) hereof.

           Any accounting term used in this Agreement shall have, unless otherwise specifically provided herein, the meaning customarily given such term in accordance with GAAP, and all financial computations hereunder shall be computed, unless otherwise specifically provided herein, in accordance with GAAP consistently applied. That certain terms or computations are explicitly modified by the phrase "in accordance with GAAP" shall in no way be construed to limit the foregoing. All other undefined terms contained in this Agreement shall, unless the context indicates otherwise, have the meanings provided for by the Code as in effect in the Commonwealth of Pennsylvania to the extent the same are used or defined therein. The words "herein," "hereof" and "hereunder" and other words of similar import refer to this Agreement as a whole, including the Exhibits and Schedules hereto, as the same may from time to time be amended, modified or supplemented and not to any particular section, subsection or clause contained in this Agreement.

           Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and the plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter.

ARTICLE II.     AMOUNT AND TERMS OF CREDIT

      Section 2.1.   Revolving Credit Advances.  (a)   The aggregate
principal amount of the Revolving Credit Loan Commitments is $15,000,000.00. Upon and subject to the terms and conditions hereof, the Bank agrees to make available, from time to time, on and after the initial Closing Date and until the Commitment Termination Date, for Borrower's use and upon the request of Borrower therefor, advances (each, a "Revolving Credit Advance"), in an aggregate amount outstanding which shall not at any given time exceed Maximum Revolving Credit Loan. Subject to the provisions of Section 2.2,
Section 8.1 and Section 9.2 hereof and until all amounts outstanding in respect of the Revolving Credit Loan shall become due and payable on the Commitment Termination Date, Borrower may from time to time borrow, repay and reborrow under this Subsection 2.1(a). Each Revolving Credit Advance shall be made on notice, given not later than 11:30 A.M. (Pittsburgh, Pennsylvania time) on the Business Day of the proposed Revolving Credit Advance by Borrower to Bank (provided that if the portion of the proposed Revolving Credit Advance shall bear interest at the Euro-Rate Option, then such notice shall be given by the Borrower to the Bank not later than 11:30 a.m. (Pittsburgh, Pennsylvania time) on the third Business Day prior to the date of the proposed Revolving Credit Advance). Each such notice (a "Request for Advance of Revolving Credit Loan") shall be in writing or by telephone to Bank at (412) 762-3627 confirmed immediately in writing, in substantially the form of Exhibit "A" hereto, specifying therein the requested date and amount of such Revolving Credit Advance. The Bank shall, before 2:00 P.M. (Pittsburgh, Pennsylvania time) on the date of the proposed Revolving Credit Advance, upon fulfillment of the applicable conditions set forth in Article III hereof, disburse the Revolving Credit Advance by the deposit of immediately available funds to the demand deposit account of the Borrower maintained with the Bank.

      (b) The Revolving Credit Loan shall be evidenced by a promissory note to be executed and delivered by Borrower concurrently with the execution of this Agreement, the form of which is attached hereto and made a part hereof as Exhibit "B" (the "Revolving Credit Note" or the "Note"). The Revolving Credit Note shall be payable to the order of the Bank and shall represent the obligation and liability of Borrower to pay the amount of the Revolving Credit Loan Commitment or, if less, the aggregate unpaid principal amount of all Revolving Credit Advances made by the Bank to the Borrower with interest thereon as prescribed in Section 2.5(a). The date and amount of the any Revolving Credit Advance by the Bank and the payment of principal with respect thereto shall be recorded on the books and records of the Bank, which books and records shall constitute prima facie evidence of the accuracy of the information therein recorded. The entire unpaid balance of the Revolving Credit Loan shall be due and payable on the Commitment Termination Date.

      Section 2.2. Fees. (a) Beginning on the last day of the quarter after the date of the Note and continuing on the last day of each quarter thereafter until the Termination Date, the Borrower shall pay a commitment fee to the Bank, in arrears, at the rate of one-quarter of one percent (.25%) per annum on the average daily balance of the Revolving Credit Loan Commitment which is undisbursed during the preceding quarter. The commitment fee shall be computed on the basis of a year of 360 days and paid on the actual number of days elapsed.

      (b) Work Fee. Concurrently with the execution hereof, the Borrower shall pay to the Bank a work fee of $10,000.00 in immediately available funds.

      Section 2.3. Use of Proceeds. Borrower shall apply the proceeds of the Revolving Credit Advances for general corporate purposes.

      Section 2.4. Single Loan. The Revolving Credit Advances and all of the other Obligations of Borrower arising under this Agreement and the other Loan Documents shall constitute one general obligation of Borrower.

      Section 2.5.   Interest on the Revolving Credit Loan.

      (a) Interest Rate Options. During the term hereof and prior to the Commitment Termination Date, in accordance with the provisions of Subsection 2.5(c), the Borrower shall have the option of electing from time to time one or more of the interest rate formulas set forth below to be applied by the Bank to amounts then outstanding under the Revolving Credit Loan. The actual interest rates hereunder shall also be adjusted in accordance with Section 2.5(b) hereof.

                     (i)  Base Rate Option.  Interest under this
           Option shall accrue at a rate per annum equal to the Base Rate. The actual interest rate in effect under this Option shall be adjusted on the effective date of any change in the Base Rate.

                     (ii) Euro-Rate Option.  Interest under this
           Option shall accrue for any Euro-Rate Interest Period selected at a rate per annum equal to the sum of the related Euro-Rate plus the Applicable Revolving Loan Margin.

      (b)  Interest Rate Upon Default.

      (i)  (A)  Upon the occurrence of an Event of Default under
      Section 9.1, and during the continuance of such Event of Default, or (B) upon the acceleration of the Obligations hereunder or under the Note for any reason, interest under the Base Rate Option and the Euro-Rate Option shall be 2% per annum (200 basis points) in excess of the applicable interest rate then in effect.

           (ii) The provisions of the immediately preceding item (i) to the contrary notwithstanding, if (A) the Borrower has not given notice to the Bank of an Event of Default in accordance with the provisions hereof and (B) the Bank, after becoming aware of such Event of Default and based on such Event of Default, wishes to impose the default rate of interest in accordance the preceding item (i) such default rate of interest shall be effective as of the first day on which such default rate would have been in effect had the Borrower given such notice in accordance with the provisions hereof.

      (c) Interest Rate Option Elections. The Borrower shall have the option to elect to have all, or a portion, of the Revolving Credit Loan bear interest at either the Base Rate Option or the Euro-Rate Option, subject, however to the other provisions of this Agreement. Notice of the Borrower's election shall be made to the Bank orally or in writing by 10:00a.m. (Pittsburgh, Pennsylvania time) at least (i) on the proposed effective date of such election, if such election is the election of the Base Rate Option; and, (ii) three (3) Business Days prior to the proposed effective date of such election, if such election is the election of the Euro-Rate Option. Each such notice of election shall specify the Option selected, the amount of the applicable Portion and, in the case of the selection of the Euro-Rate Option, the Interest Period therefor. Any oral notice of election hereunder shall be followed immediately by the Borrower's written confirmation of such interest rate election. Elections of or conversions to the Base Rate Option shall continue in effect until converted as herein set forth. Elections of, conversions to or renewals of the Euro-Rate Option shall expire as to each such Option at the expiration of the applicable Interest Period; provided, however, that no Interest Period for the Euro-Rate Option may be elected, converted or renewed if such Interest Period will extend beyond the Termination Date or so long as an Event of Default has occurred and is continuing. Upon expiration of any Euro-Rate Option, unless the Borrower has already selected another Euro-Rate Option in accordance with the terms hereof, all amounts outstanding under this Agreement shall bear interest at the Base Rate Option.

      (d) Interest on Overdue Amounts. All overdue payments of principal, interest, fees, expenses and other amounts payable by the Borrower hereunder and under the other Loan Documents shall bear interest at a rate per annum equal to the Base Rate plus 2% (200 basis points). Any sum payable pursuant to this Subsection 2.5(e) shall not duplicate any sum due under Section 2.5(b) hereof. Any sum payable pursuant to this Subsection 2.5(e) shall be payable by the Borrower upon demand by the Bank until paid in full.

      Section 2.6. Special Provisions Relating to Euro-Rate Options. (a) In the event that on any date on which a Euro-Rate would otherwise be set, the Bank shall have determined in good faith (which determination shall be final and conclusive) that by reason of circumstances affecting the interbank eurodollar or eurocurrency market adequate and reasonable means do not exist for ascertaining the Euro-Rate, the Bank shall give prompt notice of such determination to the Borrower, and until the Bank notifies the Borrower a that the circumstances giving rise to such determination no longer exist, the right of the Borrower to borrow under or renew under the Euro-Rate Option shall be suspended. Any notice of borrowing under or renewal of the Euro-Rate Option which was to become effective during the period of such suspension shall be treated as a request to borrow under or renew the Base Rate Option with respect to the principal amount therein specified.

      (b) Illegality of Offering Euro-Rate. If the Bank shall determine in good faith (which determination shall be final and conclusive) that compliance by the Bank with any applicable law, treaty or governmental rule, regulation, guideline, order, request or directive (whether or not having the force of law), or the interpretation or application thereof by any governmental or monetary authority, adopted after the date hereof, has made it unlawful for the Bank to make or maintain its Loans under the Euro-Rate Option, the Bank shall give notice of such determination to the Borrower. Notwithstanding any provision of this Agreement to the contrary, unless and until the Bank shall have given notice that the circumstances giving rise to such determination no longer apply:

           (i) with respect to any Euro-Rate Interest Periods thereafter commencing, interest shall be computed and payable in Dollars under the Base Rate Option; and

           (ii) on such date, if any, as shall be required by law, the amount, then outstanding shall be automatically renewed at the Base Rate Option in Dollars and the Borrower shall pay to the Bank the accrued and unpaid interest on the amount outstanding to (but not including) such renewal date.

           The Borrower shall pay the Bank any additional amounts reasonably necessary to compensate the Bank (on an after-tax basis) for any out-of-pocket costs incurred by the Bank as a result of any renewal pursuant to clause (ii) above on a day other than the last day of the relevant Interest Period, including, but not limited to, any interest or fees payable by the Bank to lenders of funds obtained by it to loan or maintain the lending of the Loans so converted. The Bank shall furnish to the Borrower and the Bank a certificate showing the calculation of the amount necessary to compensate the Bank (on an after-tax basis) for such costs (which certificate, in the absence of manifest error, shall be conclusive), and the Borrower shall pay such amount to the Bank, as additional consideration hereunder, within ten
(10) days of the Borrower's receipt of such certificate.

      (c) Inability to Offer Euro-Rate. In the event that the Bank shall determine, in its reasonable discretion, that it is unable to obtain deposits in the interbank eurodollar market in sufficient amounts and with maturities related to the amount outstanding which would enable the Bank to fund such amounts using the Euro-Rate, then the Bank shall immediately notify the Borrower of such inability. Upon receipt of such notice, the right of the Borrower to borrow under, convert to or renew the Euro-Rate Option from the Bank shall be suspended. Following notification of the suspension of the Euro-Rate Option with respect to the Bank, the Borrower agrees to negotiate with the Bank for a modified Euro-Rate which will allow the Bank to realize its anticipated and bargained for yield. In the event that the Borrower and the Bank cannot agree on a modified Euro-Rate, any notice of borrowing under, conversion to or renewal of the Euro-Rate Option which was to become effective during the period of suspension shall be treated as a request to borrow under, convert to or renew the Base Rate Option in Dollars with respect to the principal amount specified therein attributable to the Bank.

      (d) Yield Protection. If any law, rule, regulation, treaty or official directive or the interpretation or application thereof by any Governmental Person charged with the administration thereof or the compliance with any guideline or request from any central bank or other Governmental Person, adopted after the date hereof, (whether or not having the force of law):

           (i) subjects the Bank to any tax, levy, impost, charge, fee, duty, deduction or withholding of any kind hereunder (other than any tax imposed or based upon the income of the Bank and payable to any governmental or taxing authority in the United States of America or any state thereof or any foreign jurisdiction) or changes the basis of taxation of the Bank with respect to payments by the Borrower of principal, interest or other amounts due from the Borrower hereunder (other than any change which affects, and to the extent that it affects, the taxation by the United States or any state thereof or any foreign jurisdiction of the total net income of the Bank), or

           (ii) imposes, modifies or deems applicable any reserve, special deposit, special assessment or similar requirements against assets held by, deposits with or for the account of or credit extended by the Bank (other than such requirements which are included in the determination of the Euro-Rate hereunder), or

           (iii)imposes upon the Bank any other condition with respect to this Agreement,

and the result of any of the foregoing is to increase the cost to the Bank, reduce the income receivable by the Bank, reduce the rate of return on the Bank's capital, or impose any expense upon the Bank with respect to portion of the loans bearing interest at the Euro-Rate by an amount which the Bank in its sole but reasonable discretion deems to be material, the Bank shall from time to time notify the Borrower of the amount determined by the Bank (which determination, absent error, shall be conclusive) to be reasonably necessary to compensate the Bank (on an after-tax basis) for such increase in cost, reduction in income, reduction in rate of return, or additional expense, setting forth the calculations therefor, and the Borrower shall pay such amount to the Bank, as additional consideration hereunder, within ten (10) days of the Borrower's receipt of such notice.

      (e) Breakage Costs. In addition to the provisions of Subsections 2.6(b) and 2.6(d) hereof, the Borrower hereby agrees to reimburse the Bank against any loss or expense which the Bank may sustain or incur as a consequence of any default by the Borrower (i) in failing to accept any borrowing or renewal hereunder to bear interest at the Euro-Rate Option on the scheduled date, or (ii) in failing to make when due (whether by declaration, acceleration or otherwise) any payment of any Euro-Rate Portion of the Loans, or
(iii) in making any payment or prepayment of any Euro-Rate Portion of the Loans or any part thereof on any day other than the last day of the relevant Interest Period; including, in each case, but not limited to, any loss of profit, premium or penalty incurred by the Bank in respect of funds borrowed by it for the purpose of making or maintaining any Loan as determined by the Bank in the exercise of its sole but reasonable discretion. The Bank shall furnish to the Borrower and the Bank a certificate showing the calculation of the amount of any such loss or expense (which certificate, absent error, shall be conclusive), and the Borrower shall pay such amount within ten (10) days of the Borrower's receipt of such certificate.

      (f) Method of Calculation. In determining the amount due the Bank hereunder by reason of the application of this Section 2.6, the Bank may use any reasonable averaging or attribution method;
provided, however, the Bank must use reasonable efforts to minimize such losses and costs.

      Section 2.7. Interest Payment Dates. Interest due on the outstanding Revolving Credit Loan hereunder shall be payable in arrears: (i) with respect to each Base Rate Portion, (A) on the last Business Day of each month during the term hereof, (B) at maturity whether by acceleration or otherwise, and (C) after maturity, on demand until paid in full; and (ii) with respect to each Euro-Rate Portion, (A) on the last day of each Euro-Rate Interest Period (provided, however, if the Interest Period chosen for any Euro-Rate Portion exceeds three (3) months, interest on that Euro-Rate Portion shall be due and payable every three (3) months during such Interest Period and on the last day of such Interest Period), (B) at maturity, whether by acceleration or otherwise, and (C) after maturity, on demand until paid in full.

      Section 2.8. Calculation of Interest. The interest rate calculated pursuant to the Base Rate Option shall be calculated on the basis of the actual number of days elapsed using a year of 365-366 days. The interest rate calculated pursuant to the Euro-Rate Option shall be calculated on the basis of the actual number of days elapsed during a year of 360 days.

      Section 2.9. Capital Adequacy. If (i) any adoption of or any change in or in the interpretation of any law, rule or regulation, or
(ii) compliance with any guideline, request or directive of any Governmental Person or quasi-governmental authority exercising control over banks or financial institutions generally, including but not limited to regulations set forth at 12 C.F.R. Part 208 (Appendix
A) and 12 C.F.R. Part 225 (Appendix A), or any court requires that the credit commitments of the Bank hereunder (including, without limitation, commitments and obligations in respect of revolving loans) be treated as an asset or otherwise be included for purposes of calculating the appropriate amount of capital to be maintained by the Bank or any corporation controlling the Bank or changes the current treatment of the credit commitments of the Bank hereunder with respect to capital adequacy requirements (a "Change in Law"), the result of which is to reduce the rate of return on Bank's capital as a consequence of such commitments to a level below that which the Bank could have achieved but for such Change in Law, taking into consideration the Bank's policies with respect to capital adequacy, by an amount which the Bank deems to be material, the Bank shall deliver to the Borrower a statement of the amount necessary to compensate the Bank for the reduction in the rate of return on its capital attributable to such commitments (the "Capital Compensation Amount"). The Bank shall determine the capital compensation amount in good faith, using reasonable attribution and averaging methods. The Bank shall from time to time notify the Borrower of the amount so determined. such amount shall be due and payable by the Borrower to the Bank ten (10) Business Days after such notice is given.

      Section 2.10.  Taxes.

      (a) No Deductions. All payments made by the Borrower hereunder and under the Note shall be made free and clear of and without deduction for any present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding taxes imposed on the net income of the Bank and all income and franchise taxes applicable to the Bank organized and existing under the United States or any state thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings, and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to deduct any Taxes from or in respect to any sum payable hereunder or under the Note, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Subsection 2.10(a)) the Bank receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall timely pay the full amount deducted to the relevant tax authority or other authority in accordance with applicable law.

      (b) Stamp Taxes. In addition, the Borrower agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration, or otherwise with respect to, this Agreement or the Note (hereinafter referred to as "Other Taxes").

      (c) Indemnification for Taxes Paid by the Bank. The Borrower shall indemnify the Bank for the full amount of Taxes or Other Taxes (including without limitation, any Taxes or Other Taxes imposed by any jurisdiction on amounts payable under this Subsection 2.10(c)) paid by the Bank and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. This indemnification shall be made within thirty (30) days from the date the Bank makes written demand therefor.

      (d) Certificate. Within 30 days after the date of any payment of any Taxes by the Borrower, the Borrower shall furnish to the Bank, at its address referred to herein, the original or a certified copy of a receipt evidencing payment thereof. If no Taxes are payable in respect of any payment by the Borrower, the Borrower shall, if so requested by the Bank, provide a certificate of an officer of the Borrower to that effect.

      (e) Survival. Without prejudice to the survival of any other agreement of the Borrower hereunder, the agreements and obligations of the Borrower contained in this Section 2.10 shall survive the payment in full of principal and interest hereunder and under any instrument delivered hereunder.

      Section 2.11. Accounting. The Bank may open and maintain on its books a loan account in the Borrower's name with respect to Loans made, repayments, prepayments, the computation and payment of interest, fees and other amounts due and sums paid to the Bank hereunder and under the other Loan Documents. Except in the case of manifest error in computation, such records shall be conclusive and binding on the Borrower as to the amount at any time due to the Bank from the Borrower.

      Section 2.12. Indemnity. Borrower hereby indemnifies the Bank and its directors, officers, employees, Affiliates and agents (collectively, "Indemnified Persons") against, and agrees to hold each such Indemnified Person harmless from, any and all losses, claims, damages and liabilities, including claims brought by any stockholder or former stockholder of Borrower, and related expenses, including reasonable counsel fees and expenses, incurred by such Indemnified Person arising out of any claim, litigation, investigation or proceeding (whether or not such Indemnified Person is a party thereto) relating to any transactions, services or matters that are the subject of the Loan Documents; provided, however, that such indemnity shall not apply to any such losses, claims, damages, or liabilities or related expenses determined by a court of competent jurisdiction to have arisen from the gross negligence or willful misconduct of such Indemnified Person. If any litigation or proceeding is brought against any Indemnified Person in respect of which indemnity may be sought against Borrower pursuant to this
Section 2.12, such Indemnified Person shall promptly notify Borrower in writing of the commencement of such litigation or proceeding, but the omission so to notify Borrower shall not relieve Borrower from any other obligation or liability which it may have to any Indemnified Person otherwise than under this Section 2.12. Failure of the Indemnified Person to timely notify Borrower of the commencement of such litigation of proceeding shall not relieve Borrower of its obligations under this Section 2.12, except where such failure irrevocably prejudices Borrower's ability to defend such litigation or proceeding and to hold such Indemnified Person harmless therefrom. In case any such litigation or proceeding shall be brought against any Indemnified Person and such Indemnified Person shall notify Borrower of the commencement of such litigation or proceeding, Borrower shall be entitled to participate in such litigation or proceeding and, after written notice from Borrower to such Indemnified Person, to assume the defense of such litigation or proceeding with counsel of its choice at its expense, provided that such counsel is satisfactory to the Indemnified Person in the exercise of its reasonable judgment. Notwithstanding the election of Borrower to assume the defense of such litigation or proceeding, such Indemnified Person shall have the right to employ separate counsel and to participate in the defense of such litigation or proceeding, and Borrower shall bear the reasonable fees, costs and expenses of such separate counsel if (i) the use of counsel chosen by Borrower to represent such Indemnified Person would present such counsel with a conflict of interest; (ii) the defendants in, or targets of, any such litigation or proceeding include both an Indemnified Person and Borrower, and such Indemnified Person shall have reasonably concluded that there may be legal defenses available to it which are different from or additional to those available to Borrower (in which case Borrower shall not have the right to direct the defense of such action on behalf of the Indemnified Person) (iii) Borrower shall not have employed counsel satisfactory to such Indemnified Person in the exercise of the Indemnified Person's reasonable judgment to represent such Indemnified Person within a reasonable time after notice of the institution of such litigation or proceeding; or (iv) Borrower shall authorize such Indemnified Person to employ separate counsel at the expense of Borrower, provided that Borrower shall not be liable for the fees, costs and expenses of more than one separate counsel at the same time for all such Indemnified Persons in connection with the same action and any separate but substantially similar or related action in the same jurisdiction. Borrower shall not consent to the entry of any judgment or enter into any settlement in any such litigation or proceeding unless such judgment or settlement includes as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Person of a release from all liability in respect to such claim or litigation.

           The agreements of Borrower in this Section 2.12 shall be in addition to any liability that Borrower may otherwise have. All amounts due under this Section 2.12 shall be payable as incurred upon written demand therefor.

      Section 2.13. Access. The Bank and any of its officers, employees and/or agents shall have the right, exercisable as frequently the Bank determines to be reasonably appropriate during normal business hours (or at such other times as may reasonably be requested by the Bank), to inspect the properties and facilities of Borrower and to inspect, audit and make extracts from all of Borrower's records, files and books of account. Borrower shall deliver any document or instrument reasonably necessary for the Bank, as it may request, to obtain records from any service bureau maintaining records for Borrower, and shall maintain duplicate records or supporting documentation on media, including, without limitation, computer tapes and discs owned by Borrower. Borrower shall instruct its banking and other financial institutions to make available to the Bank such information and records as the Bank may reasonably request. The Bank will utilize reasonable, good faith efforts to maintain as confidential any information obtained from Borrower (other than information which (i) at the time of disclosure or thereafter is generally available to and known by the public (other than as a result of a disclosure directly or indirectly by the Bank or any of its representatives) (ii) is available to the Bank on a non-confidential basis from a source other than Borrower, provided that such source was not at the time bound by a confidentiality agreement with Borrower, or (iii) has been independently developed by the Bank) but in no event (other than willful misconduct) shall the Bank be liable for damages resulting from the disclosure of any such confidential information obtained from Borrower.

ARTICLE III.     CONDITIONS PRECEDENT

      This Agreement shall become effective upon the satisfaction of the following conditions precedent:

      Section 3.1.   Execution and Delivery of Agreement.  This
Agreement or counterparts thereof shall have been duly executed by, and delivered to, Borrower and the Bank.

      Section 3.2. Documents and other Agreements. The Bank shall have received all of the following, each in form and substance satisfactory to the Bank and its counsel:

           A. Revolving Credit Note of Borrower payable to the Bank as required by Section 2.1(b);

           B. A Certificate of the Secretary of Borrower, together with true and correct copies of the Articles of Incorporation and Bylaws of Borrower, and all amendments thereto, true and correct copies of the resolutions of the Board of Directors of Borrower authorizing or ratifying the execution, delivery and performance of this Agreement and the Note and the names of the officer or officers of Borrower authorized to sign this Agreement and the Note, together with a sample of the true signature of each such officer;

           C. Certified copies of all documents evidencing any other necessary corporate action, consents and governmental approvals (if any) with respect to this Agreement, or the Note;

           D.   The opinion of John Baumann, Esquire, counsel for
      Borrower, addressed to the Bank in the form and substance satisfactory to the Bank and its counsel;

           E. The Certificate of Incorporation of Borrower certified by the Secretary of the Commonwealth of Kentucky;

           F.   Good Standing Certificates for Borrower from the
      Secretaries of State of the Commonwealth of Kentucky and the States of Indiana, Ohio and South Carolina;

           G. Satisfactory evidence of payment in full of all fees due and owing to Tucker Arensberg, P.C., counsel to the Bank, in connection with this Agreement and any previous transactions between Borrower and the Bank;

           H.   The Guaranty Agreement;

           I. Payment of the Work Fee set forth in Section 2.2(b) above; and

           J. Such other executed documents, instruments and approvals as the Bank may reasonably request.

      Section 3.3. Absence of Material Adverse Change. No material and adverse change in the business, operations or condition, financial or otherwise, of Borrower shall have occurred or be continuing. Borrower shall have paid its Indebtedness in accordance with good business and historical practices.

      Section 3.4. Conditions to the Initial Revolving Credit Advance. It shall be a condition to the initial Revolving Credit Advance that the conditions contained in Sections 3.1, 3.2 and 3.3 shall have been fulfilled, and that Borrower shall have delivered to Bank a Request for Advance of Revolving Credit Loan.

      Section 3.5. Conditions to Each Revolving Credit Advance. It shall be a further condition to the funding of the initial Revolving Credit Advance and each subsequent Revolving Credit Advance after the initial Revolving Credit Advance that the following statements shall be true on the date of each such funding or advance:

           (a) All of the representations and warranties of Borrower contained herein or in any of the Loan Documents shall be correct in all material respects as to Borrower taken as a whole on and as of the date of each such Revolving Credit Advance as though made on and as of such date, except (i) to the extent that any such representation or warranty expressly relates to an earlier date, and
(ii) for changes therein permitted or contemplated by this Agreement. All of the representations and warranties of Borrower contained in any of the other Loan Documents shall be correct in all material respects as of the date delivered, except to the extent that any such representation or warranty expressly relates to an earlier date.

           (b) No event shall have occurred and be continuing, or would result from the funding of the Revolving Credit Advance, which constitutes or would constitute a Default or an Event of Default.

           (c) The aggregate unpaid principal amount of the Revolving Credit Loan after giving effect to such Revolving Credit Advance, shall not exceed the Maximum Revolving Credit Loan.

           (d) All amounts available to the Borrower under the revolving credit commitment set forth in the Agented Agreement, shall be fully drawn and no unused portion of the revolving credit commitment under the Agented Agreement remains available to Borrower.

      The acceptance by Borrower of the proceeds of any Revolving
Credit Advance shall be deemed to constitute, as of the date of such acceptance, a representation and warranty by Borrower that the conditions in this Section 3.5 have been satisfied.

              ARTICLE IV. REPRESENTATIONS AND WARRANTIES

      To induce the Bank to establish the Revolving Credit Commitment and to make the Revolving Credit Loan Advances, each as herein provided for, Borrower makes the following representations and warranties to the Bank:

      Section 4.1. Organization, Standing, etc. The Borrower is a corporation duly organized and validly existing under the laws of the Commonwealth of Kentucky. The Borrower has all requisite power and authority to own and operate its properties, to cam, on its business as now, conducted and proposed to be conducted, to execute and deliver this Agreement and the other Loan Documents to which it is a party, and to carry out the terms hereof and thereof. The Borrower has delivered to the Bank a true and complete copy of its Articles of Incorporation and Bylaws as in effect on the date hereof.

      Section 4.2. Qualification. The Borrower is duly qualified to transact business as a foreign corporation and is in good standing as a foreign corporation in each jurisdiction in respect of which the failure to be so qualified would have a Material Adverse Effect.

      Section 4.3. Use of Proceeds. The Borrower's uses of the Loans made to the Borrower (a) will at all times be legal and proper corporate uses of the Borrower, and such uses are consistent with all applicable laws and statutes as in effect as of the date hereof, and
(b) will not violate or result in a violation of Regulations U, T or X of the Board of Governors of the Federal Reserve System.

      Section 4.4. Intellectual Property. The Borrower owns or possesses such assets, licenses, patents, patent applications, copyrights, trademarks, trademark applications, trade names, franchises, consents, authorizations and service marks and rights with respect to the foregoing which are necessary to be owned or possessed by the Borrower to prevent a Material Adverse Effect.

      Section 4.5. Contracts, Labor Disputes. The Borrower is not a party to any contract or agreement, or subject to any charge, corporate restriction, judgment, decree or order, which has or could be reasonably foreseen to have a Material Adverse Effect. There are no strikes or walkouts relating to any labor contracts binding upon the Borrower.

      Section 4.6. Accuracy of Financial Reports. The audited financial statements of the Borrower for its Fiscal Year 1999 and the interim unaudited financial statements of the Borrower which have been delivered to the Bank, have been prepared in accordance with GAAP and fairly and accurately present the financial condition of the Borrower on a consolidated basis as of the dates and for the periods ended reflected in such financial statements; provided, such interim financial statements shall be without footnotes and shall be subject to normal year-end adjustments. There have been no material adverse changes in the financial condition of the Borrower on a consolidated basis subsequent to the periods ended reflected in such financial statements.

      Section 4.7. Disclosure. Neither this Agreement nor any other Loan Document furnished to the Bank by or on behalf of the Borrower in connection with the transactions contemplated hereby taken as a whole contains any statement of any material fact which is untrue or omits to state a material fact necessary in order to make the statements contained herein or therein not misleading. There is no fact known to the Borrower (other than which is hereafter disclosed in any document filed by the Borrower with the Securities and Exchange Commission or is otherwise disclosed by the Borrower in writing to the Bank) which materially adversely affects the financial condition of the Borrower on a consolidated basis which has not been set forth in this Agreement or in the other Loan Document furnished to the Bank by or on behalf of the Borrower in connection with the transactions contemplated hereby. The Borrower is currently solvent, and neither the issuance and delivery of the Note to the Bank, nor the performance of the transactions contemplated hereunder, will render the Borrower insolvent, inadequately capitalized to undertake the transactions contemplated hereunder or to undertake the business in which it is presently engaged or about to engage or render the Borrower unable to pay its debts as they become due. The Borrower is not currently contemplating either the filing of a petition by it or the commencement of a case by it under the Bankruptcy Code or any other insolvency laws or the liquidation of all or a major portion of its property, and the Borrower does not have any knowledge of any Person contemplating the filing of any such petition or commencement of any such case against the Borrower.

      Section 4.8. Tax Returns and Payments. The Borrower has filed all tax returns required by law to be filed by it and has paid all taxes, assessments and other governmental charges levied upon its properties, assets, income and franchises, other than those not yet delinquent and those taxes, assessments and other governmental charges the non-payment of which would not have a Material Adverse Effect. The charges, accruals and reserves on the books of the Borrower in respect of its taxes are adequate in the opinion of the Borrower. The Borrower does not know of any unpaid assessment for additional taxes.

      Section 4.9. Indebtedness, etc. As of the date of this Agreement, and without regard to the transactions contemplated hereunder, the Borrower does not have any outstanding Indebtedness other than the Indebtedness identified on Schedule 4.9 annexed hereto and other Indebtedness the principal amount of which exceeds One Million Dollars ($1,000,000.00) in the aggregate.

      Section 4.10. Operating Leases. The Borrower enjoys quiet possession under all operating leases to which it is a party as lessee, and all of such operating leases are to the best knowledge of the Borrower, after due inquiry, validly existing and in full force and effect, and, to the best knowledge of the Borrower, after due inquiry, neither the lessor nor the Borrower as lessee is in default under any of such operating leases to an extent which has or could be reasonably foreseen to have a Material Adverse Effect. None of such operating leases contains any provision restricting the incurrence of Indebtedness by the lessee or any unusual or burdensome provision which has or could be reasonably foreseen to have a Material Adverse Effect.

      Section 4.11.  Litigation, etc.  Except as described on Schedule
4.12 annexed hereto (as the same may be updated in writing from time to time by the Borrower), there is no action, proceeding or investigation pending or, to the best knowledge of the Borrower, threatened (or any basis therefor known to the Borrower) which questions the validity of this Agreement, the Note or the other Loan Documents or any action taken or to be taken pursuant hereto or thereto or which i f determined adversely to the Borrower would in the Borrower's reasonable judgment result, either in any case or in the aggregate, in any Material Adverse Effect.

      Section 4.12. Authorization; Compliance with Other Instruments, etc. The execution, delivery and performance of this Agreement, the Note and the other Loan Documents to which the Borrower is a party have been duly authorized by all necessary corporate action on the part of the Borrower, will not result in any violation of or be in conflict with or constitute a default under the Articles of Incorporation or By-Laws of the Borrower or any agreement, instrument, judgment, decree, order, statute, law, rule or governmental regulation applicable to the Borrower, or result in the creation of any Lien upon any of the properties or assets of the Borrower. The Borrower is not in material violation of its Articles of Incorporation or By-Laws or any agreement or instrument to which it is a party, or, to the Borrower's best knowledge, any judgment, decree, order, statute, law, rule or governmental regulation applicable to the Borrower. Without limiting the generality of the foregoing, to the best knowledge of the Borrower, the Borrower is in compliance with all federal and state laws and all rules, regulations and administrative orders of all state and local commissions or authorities which are applicable to the Borrower or to the operation of its business the non-compliance of which could result in a Material Adverse Effect.

      Section 4.13. Enforceability. This Agreement, the Note and the other Loan Documents to which the Borrower is a party constitute the valid and binding obligations of the Borrower, legally enforceable against the Borrower in accordance with their respective terms, except to the extent the enforceability of this Agreement, the Note and the other Loan Documents is subject to the effect of applicable laws affecting the rights of creditors generally and equitable principles.

      Section 4.14. Governmental Consent. To the best knowledge of the Borrower, the Borrower is not currently required to obtain any order, consent, approval or authorization of, and is not currently required to make any declaration or filing with any Governmental Person in connection with the execution and delivery of this Agreement or the negotiation, offer, issue, sale and delivery of the Note, or in connection with the execution, delivery and performance of the other Loan Documents, and the failure to so obtain any such order, consent, approval or authorization or to make any such declaration or filing would result in a Material Adverse Effect.

      Section 4.15. Investment Company Act Status. The Borrower is not an "investment company", as such term is defined in the Investment Company Act of 1940, as amended.

      Section 4.16. Regulation U, etc. None of the Loans will be used, directly or indirectly, by the Borrower for the purpose of reducing or retiring any Indebtedness which was originally incurred to purchase or carry any Margin Stock or for any other purpose which might constitute the transactions contemplated hereby a "purpose credit" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, or cause this Loan Agreement to violate Regulation U, Regulation T, Regulation X or any other regulation of the Board of Governors of the Federal Reserve System or the Securities Exchange Act of 1934.

      Section 4.17. Holding Company Act. The Borrower is not a "Holding Company" or a "Subsidiary Company" of a "Holding Company", or an "Affiliate" of a "Holding Company" or of a "Subsidiary Company" of a "Holding Company", as such terms are defined in the Public Utility Holding Company Act of 1935, as amended.

      Section 4.18. Employee Retirement Income Security Act of 1974. The Borrower (a) has not incurred any material accumulated funding deficiency within the meaning of ERISA, (b) has not incurred any material liability to the Pension Benefit Guaranty Corporation established under ERISA (or any successor thereto under ERISA) in connection with any employee benefit plan established or maintained by the Borrower, nor has the Borrower had any tax assessed against it by the Internal Revenue Service for any alleged violation under
Section 4975 of the Internal Revenue Code, and (c) has not and does not participate in any Multi-Employer Pension Plan within the meaning of Section 3(37) of ERISA except as approved by the Bank and set forth on Schedule 4.19 attached hereto. Further, to the Borrower's knowledge, each employee benefit plan established or maintained by the Borrower is in compliance in all material respects with ERISA and all other applicable laws, and no prohibited transaction within the meaning of Section 4975 of the Internal Revenue Code has occurred with respect to any such employee benefit plan established or maintained by the Borrower.

      Section 4.19.  Environmental Matters.

           4.19A.    As used herein, the term "Environmental Law(s)"
means any federal, state or local statute, law, ordinance, code, rule, regulation, order or decree regulating, relating to, or imposing liability or standards of conduct concerning any Hazardous Substance, as now or at any time hereafter in effect. As used herein, the term "Hazardous Substance(s)" shall have the meaning ascribed in any Environmental Law to any hazardous, toxic or dangerous waste, substance, pollutant or material.

           4.19B.    The Borrower represents and warrants, to its
knowledge, and except as otherwise disclosed in writing to the Bank prior to the date of this Agreement, that neither the Borrower nor any other Person within the Borrower's knowledge or control, including any lessee of the Borrower's property, has ever caused or permitted any Hazardous Substance to be released, spilled or disposed of on, under or at the Borrower's property nor any part thereof which has resulted in or could reasonably be foreseen to result in a Material Adverse Effect. Further, to the Borrower's knowledge, no portion of the Borrower's property has ever been used by the Borrower or any other person as a dump site or storage site, whether permanent or temporary, for any Hazardous Substance, except in substantial compliance with all Environmental Laws or except as otherwise disclosed in writing to the Bank prior to the date of this Agreement.

           4.19C.    The Borrower shall, except as otherwise
separately disclosed in writing to the Bank prior to the date of this Agreement, give the Bank prompt written notice of any litigation or administrative proceeding involving a claim against the Borrower which (i) asserts or alleges that (a) the Borrower has violated any Environmental Law, (b) the Borrower is required to clean up or take other response action due to the release or threatened release or transportation of any Hazardous Substance, or (c) the Borrower is required to pay all or a portion of the cost of any past, present or future cleanup or other response action which anises out of or is related to the release or threatened release or transportation of any Hazardous Substance, and (ii) if true, would have a Material Adverse Effect.

      Section 4.20. Year 2000. The Borrower and its Subsidiaries have reviewed the areas within their business and operations which could be adversely affected by, and have developed or are developing a program to address on a timely basis, the risk that certain computer applications used by the Borrower or its Subsidiaries (or any of their respective material suppliers, customers or vendors) may be unable to recognize and perform properly date-sensitive functions involving dates prior to and after December 31, 1999 (the "Year 2000 Problem"). Except as disclosed to the Bank in writing by the Borrower, the Borrower has no reason to believe that the Year 2000 Problem will result in any Material Adverse Effect.

      Section 4.21.  Events of Default.  There are no Defaults or
Events of Default existing as of the Closing Date.

      Section 4.22. Incorporation of Representations and Warranties by Reference. The Borrower hereby makes to the Bank the same representations and warranties as are made by the Borrower and set forth in the other Loan Documents, which representations and warranties, as well as the related defined terms contained therein, are hereby incorporated by reference with the same effect as if each and every such representation and warranty and defined term were set forth herein in its entirety. No amendment to such representations and warranties or defined terms made pursuant thereto shall be effective to amend such representations and warranties and defined terms as incorporated by reference herein without the consent of the Bank.

            ARTICLE V. FINANCIAL STATEMENTS AND INFORMATION

      Section 5.1. Reports and Notices. Borrower covenants and agrees that from and after the initial Closing Date and until the Termination Date, it shall deliver to the Bank:

           (a) As soon as reasonably possible, and in any event within one hundred twenty (120) days after the end of each Fiscal Year, the audited balance sheet of the Borrower as at the end of such Fiscal Year, and the related audited statements of income and cash flows of the Borrower for such Fiscal Year. on a consolidated basis, together with statements in comparative form for the previous Fiscal Year, all in reasonable detail and accompanied by the opinion thereon of independent public accountants selected by the Borrower and reasonably acceptable to the Bank (the Bank acknowledges and agrees that Coopers & Lybrand or any other "Big 6" accounting firm hereafter selected by the Borrower shall be acceptable to the Bank), which opinion shall be in a form generally recognized as unqualified and shall state that such financial statements have been prepared in accordance with GAAP applied on a basis consistent with that of the preceding Fiscal Year (except for such changes, if any, as shall be specified and approved by such accountants in such opinion) and that the audit by such accountants in connection with such financial statements has been made in accordance with GAAP relating to auditing;

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

           (c) Together with each delivery of financial statements pursuant to subdivisions (a) and (b) above, a Compliance Certificate stating that the Chief Financial Officer of the Borrower has reviewed the relevant terms of this Loan Agreement and has no knowledge of any event or condition which constitutes a Default or an Event of Default hereunder, or, if any such Default or Event of Default existed or exists, specifying the nature and period of existence thereof and what action the Borrower has taken or is taking or proposes to take with respect thereto;

           (d) Upon receipt thereof by the Borrower, copies of any letter or report with respect to the management, operations or properties of the Borrower submitted to the Borrower by its accountants in connection with any annual or interim audit of the Borrower's accounts, and a copy of any written response of the Borrower to any such letter or report;

           (e) As soon as possible and in any event within 30 days after receipt of notice thereof, notice of any pending or threatened litigation, investigation or other proceeding involving the Borrower
(i) which could have a material adverse effect on the operations or financial condition of the Borrower or (ii) wherein the potential damages, in the reasonable judgment of the Borrower based upon the advice of counsel experienced in such matters, are material and are not fully covered by the insurance policies maintained by the Borrower (except for the deductible amounts applicable to such policies);

           (f) As soon as possible, notice of any event which in the opinion of the Borrower's management, would cause a material adverse change in the operations or financial condition of the Borrower;

           (g) As soon as possible and in any event within 15 days after the occurrence of any Event of Default or any Default, a statement of an officer of the Borrower setting forth the details of such Event of Default or Default and the action which the Borrower proposes to take with respect thereto; and

           (h) Such other information respecting the operations and assets of the Borrower as the Bank may from time to time reasonably request.

      Section 5.2. Communication with Accountants. Borrower authorizes the Bank to communicate directly with its independent certified public accountants and authorizes those accountants to disclose to the Bank any and all financial statements and other supporting financial documents and schedules. At or before the initial Closing Date, Borrower shall deliver a letter addressed to such accountants instructing them to comply with the provisions of this Section 5.2.

ARTICLE VI.     AFFIRMATIVE COVENANTS

      Borrower covenants and agrees that, unless the Bank shall otherwise consent in writing, from and after the initial Closing Date and until the Termination Date:

      Section 6.1 Incorporation of Affirmative Covenants. The covenants and agreements of the Borrower set forth in Sections 5.1 through and including 5.11 (collectively, the "Incorporated Affirmative Covenants", and individually, an "Incorporated Affirmative Covenant") of the Agented Agreement, shall be incorporated herein mutatis mutandis by this reference thereto, and shall be deemed to have been made by Borrower in favor of, and for the benefit of the Bank. For all purposes herein (i) references in the Incorporated Affirmative Covenants to the term "Borrower" shall be deemed to be references to the Borrower hereunder and (ii) references on the Incorporated Affirmative Covenants to the terms "Agent" or "Banks" shall be deemed to be references to the Bank. Notwithstanding the foregoing, (a) all capitalized terms set forth in the Incorporated Affirmative Covenants and defined in the Agented Agreement, as well as other capitalized terms set forth in any such definitions therein, shall also be deemed to be incorporated herein mutatis mutandis and shall have the meanings given to such terms in the Agented Agreement for the purposes hereof, and (b) to the extent any of the Incorporated Affirmative Covenants, or any incorporated definition contains any cross-reference to, or incorporates by reference any terms of, any provision, section, schedule or exhibit of the Agented Agreement, such cross-reference or incorporation shall be incorporated herein mutatis mutandis for the purposes hereof. Furthermore, for the purposes of this Article VI, in the event that any amendment, modification or supplement to the Agented Agreement is consented to in writing by the Bank, then any affected Incorporated Affirmative Covenant shall, upon such consent becoming effective, be deemed to be revised for the purposes of this Article VI. The incorporation of the Incorporated Affirmative Covenants herein in favor of the Bank shall not be affected in any way by the termination or expiration of the Agented Agreement and such Incorporated Affirmative Covenants are hereby deemed to survive any such termination or expiration of the Agreement. In the event of a conflict between the express terms of this Agreement and any Incorporated Affirmative Covenant, the express terms of this Agreement shall control.

      Section 6.2. Supplemental Disclosure. From time to time as may be necessary (in the event that such information is not otherwise delivered by Borrower to the Bank pursuant to this Agreement) so long as there are Obligations outstanding hereunder or under the Note, Borrower will, as promptly as is reasonable under the circumstances after any executive officer of Borrower has knowledge with respect thereto, and at least quarterly, supplement or amend and deliver to the Bank each Schedule or representation herein with respect to any matter hereafter arising which, if existing or occurring at the date of this Agreement, would have been required to be set forth or described in such Schedule or as an exception to such representation or which is necessary to correct any information in such Schedule or representation which has been rendered inaccurate thereby.

      Section 6.3. Tax Returns. The Borrower will file all required tax returns, pay when due all taxes imposed on its operations, assets, income or properties, and, upon request, provide to the Bank copies of such returns and receipts for payment of such taxes; provided, however, the Borrower shall have the right to contest in good faith the payment of such taxes so long as it shall have set up on its books such reserve with respect thereto as shall be dictated by sound accounting practices.

ARTICLE VII.     NEGATIVE COVENANTS

           Borrower covenants and agrees that, unless the Bank shall otherwise consent in writing, from and after the initial Closing Date and until the Termination Date:

      Section 7.1 Incorporation of Negative Covenants. The covenants and agreements of Borrower set forth in Sections 6.1 through and including 6.13 (collectively, the "Incorporated Negative Covenants", and individually, an "Incorporated Negative Covenant") of the Agented Agreement, shall be incorporated herein mutatis mutandis by this reference thereto, and shall be deemed to have been made by Borrower in favor of, and for the benefit of the Bank. For all purposes herein (i) references in the Incorporated Negative Covenants to the term "Borrower" shall be deemed to be references to the Borrower hereunder; and (ii) reference in the Incorporated Negative Covenants to the terms "Agent" or "Banks" shall be deemed to be references to the Bank. Notwithstanding the foregoing, (a) all capitalized terms set forth in the Incorporated Negative Covenants and defined in the Agented Agreement, as well as other capitalized terms set forth in any such definitions therein, shall also be deemed to be incorporated herein mutatis mutandis and shall have the meanings given to such terms in the Agented Agreement for the purposes hereof, and (b) to the extent any of the Incorporated Negative Covenants, or any incorporated definition contains any cross-reference to, or incorporates by reference any terms of, any provision, section, schedule or exhibit of the Agented Agreement, such cross-reference or incorporation shall be incorporated herein mutatis mutandis for the purposes hereof. Furthermore, for the purposes of this Article VII, in the event that any amendment, modification or supplement to the Agented Agreement is consented to in writing by the Bank, then any affected Incorporated Negative Covenant shall, upon such consent becoming effective, be deemed to be revised for the purposes of this Article VII. The incorporation of the Incorporated Negative Covenants herein in favor of the Bank shall not be affected in any way by the termination or expiration of the Agented Agreement and such Incorporated Negative Covenants are hereby deemed to survive any such termination or expiration of the Agented Agreement. In the event of a conflict between the express terms of this Agreement and any Incorporated Negative Covenant, the express terms of this Agreement shall control.

      Section 7.2. ERISA. Neither the Borrower nor any ERISA Affiliate will (a) voluntarily terminate any employee pension benefit plan covered by Title IV of ERISA, so as to cause material liability of the Borrower to PBGC, to a trust established pursuant to Section 4049 of ERISA, or to a trustee appointed pursuant to
Section 4042(b) or (c) of ERISA; (b) enter into any Prohibited Transaction (as defined in Section 4975 of the Code or in Section 406 of ERISA) involving an employee benefit plan, within the meaning of
Section 3(3) of ERISA which, in the Bank's reasonable opinion, may result in material liability of the Borrower to the Internal Revenue Service or the United States Department of Labor; (c) cause the occurrence of any Reportable Event (as defined in Title IV of ERISA) which, in the Bank's reasonable opinion, may result in material liability of the Borrower to the Internal Revenue Service or the United States Department of Labor; (d) allow or suffer to exist any other event or condition known to the Borrower or any ERISA Affiliate with respect to an employee benefit plan, within the meaning of
Section 3(3) of ERISA which may result in material liability of the Borrower to PBGC, the Internal Revenue Service or the United States Department of Labor; or (e) make a complete or partial withdrawal (within the meaning of Section 4201 of ERISA) from any Multiemployer Plan so as to result in any liability to Borrower or any ERISA Affiliate which could reasonably be expected to have a Material Adverse Effect. The Borrower will give prompt written notice to the Bank of each Prohibited Transaction, Reportable Event, complete or partial withdrawal from a Multiemployer Plan, or event or condition described in clause (d) of the preceding sentence, relating to an employee benefit plan maintained for employees of the Borrower or any ERISA Affiliate within the meaning of Section 3(3) of ERISA.

      Section 7.3. Liens. The Borrower shall not create, assume or permit to exist any mortgage, pledge, encumbrance or other security interest in or lien upon any assets now owned or hereafter acquired in order to secure any of the obligations under the Agented Agreement owed to the Banks (as defined in the Agented Agreement) unless, concurrently therewith, a mortgage, pledge, encumbrance or other security interest or lien of equal or greater priority upon comparable assets is established in favor of the Bank hereunder, pari passu to secure the Obligations of the Borrower to the Bank hereunder.

ARTICLE VIII.   TERM, TERMINATION AND REDUCTION

      Section 8.1. Term of Revolving Credit Loan Commitment. The agreement of Bank to extend one or more Revolving Credit Advances to Borrower to borrow money from the Bank pursuant to this Agreement and the Revolving Credit Note shall continue from the initial Closing Date until but not including December 31, 2000 ("Original Term") unless (i) terminated by either party hereto as hereinafter provided, or (ii) terminated by the Bank upon Borrower's default under this Agreement and/or the Revolving Credit Note.

      Section 8.2. Reduction of Revolving Credit Loan Commitment. At any time and from time to time upon at least five (5) Business Days' prior written notice to the Bank, the Borrower may terminate, in whole or in part, without penalty, the then unused portion of the Revolving Credit Loan Commitment; provided, however, that (i) the Borrower may not terminate an unused portion of the Revolving Credit Loan Commitment such that the Revolving Credit Loan Commitment is reduced below the principal amount of the Revolving Credit Loan then outstanding and (ii) the Revolving Credit Loan Commitment shall terminate without the necessity for further action on behalf of the Borrower or the Bank if such commitment is reduced to $0. Each such reduction shall be in a minimum principal amount of $1,000,000 or, if in excess of $1,000,000, in integral multiples of $100,000. Notice of termination once given shall be irrevocable and the portion of the Revolving Credit Loan Commitment so terminated shall not be available for borrowing once such notice has been given under the terms hereof. No reduction in the Revolving Credit Loan Commitment pursuant to this Section 8.2 will give rise to any obligation by the Bank to rebate any portion of any origination fee or facility fee paid by the Borrower in connection herewith.

      Section 8.3 Refinancing of Agented Credit Line. If, at any time during the term hereof, the Borrower shall refinance the loans under the Agented Agreement, all amounts due hereunder shall become immediately due and payable and the Revolving Credit Loan Commitment shall terminate.

ARTICLE IX.      EVENTS OF DEFAULT; RIGHTS AND REMEDIES

      Section 9.1. Events of Default. The occurrence of any one or more of the following events (regardless of the reason therefor) shall constitute an "Event of Default" hereunder:

           (a) Borrower shall fail to make any payment of principal of the Revolving Credit Loan or any of the other Obligations hereunder or under the Note, or any obligations of Borrower under the Agented Agreement when due and payable or declared due and payable.

           (a) Borrower shall fail to make any payment of interest on, or any other amount owing in respect of, the Revolving Credit Loan or any of the other Obligations hereunder or under the Note, or any obligations of Borrower under the Agented Agreement when due and payable or declared due and payable, and such failure shall have remained unremedied for a period of five (5) days.

           (c) Borrower shall fail or neglect to perform, keep or observe any of the provisions of Article VI or Article VII of this Agreement.

           (d) Borrower shall fail or neglect to perform, keep or observe any other provision of this Agreement or of any of the other Loan Documents, and the same shall remain unremedied for a period ending on the first to occur of 30 days after Borrower shall receive written notice of any such failure from the Bank or 30 days after the chief executive officer, chief operating officer or chief financial officer of Borrower shall become aware thereof; provided, however, that if such failure cannot be remedied during such 30 day period despite all reasonable efforts of Borrower, then such 30 day period, as the case may be, shall be extended by an additional 30 days or such longer period of time (but not more than 60 days without the consent of the Bank) as is necessary to cure such failure as long as Borrower is proceeding diligently to cure such failure and the delay could not reasonably be expected to have a Material Adverse Effect.

           (e) A default shall occur under any other agreement, document or instrument to which Borrower is a party or by which Borrower or Borrower's property is bound and such default is not cured within any applicable grace period or waived in writing and such default either (i) involves the failure to make any payment when due of an amount in excess of $50,000 (whether of principal, interest or otherwise and whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) in respect of any Indebtedness of Borrower, or (ii) causes (or permits any holder of such Indebtedness or a trustee to cause) such Indebtedness or a portion thereof in an aggregate amount exceeding $50,000 to become due prior to its stated maturity or prior to its regularly scheduled dates of payment.

           (f) Any representation or warranty herein or in any Loan Document or in any written statement pursuant thereto or hereto, report, financial statement or certificate made or delivered to the Bank by Borrower shall be untrue or incorrect in any material respect as to Borrower as of the date when made or deemed made (including those made or deemed made pursuant to Section 3.5).

           (g) Any of the assets of Borrower shall be attached, seized, levied upon or subjected to a writ or distress warrant, or come within the possession of any receiver, trustee, custodian or assignee for the benefit of creditors of Borrower and shall remain unstayed or undismissed for 30 consecutive days; or any Person shall apply for the appointment of a receiver, trustee or custodian for any of the assets of Borrower and shall remain unstayed or undismissed for 30 consecutive days; or Borrower, shall have concealed, removed or permitted to be concealed or removed, any part of its property with intent to hinder, delay or defraud its creditors or any of them or made or suffered a transfer of any of its property or the incurring of an obligation which may be fraudulent under any bankruptcy, fraudulent conveyance or other similar law.

           (h) A case or proceeding shall have been commenced against Borrower in a court having competent jurisdiction seeking a decree or order in respect of Borrower (i) under title 11 of the United States Code, as now constituted or hereafter amended or any other applicable Federal, state or foreign bankruptcy or other similar law, (ii) appointing a custodian, receiver, liquidator, assignee, trustee or sequestrator (or similar official) of Borrower or of any substantial part of its properties, or (iii) ordering the winding-up or liquidation of the affairs of Borrower and such case or proceeding shall remain undismissed or unstayed for 30 consecutive days or such court shall enter a decree or order granting the relief sought in such case or proceeding.

           (i) Borrower shall (i) file a petition seeking relief under title 11 of the United States Code, as now constituted or hereafter amended, or any other applicable Federal, state or foreign bankruptcy, insolvency or other similar law, (ii) consent to the institution of proceedings thereunder or to the filing of any such petition or to the appointment of or taking possession by a custodian, receiver, liquidator, assignee, trustee or sequestrator (or similar official) of Borrower or of any substantial part of its properties, (iii) fail generally to pay its debts as such debts become due, or (iv) take any corporate action in furtherance of any such action.

           (j) Final judgment or judgments (after the expiration of all times to appeal therefrom) for the payment of money in excess of $250,000 in the aggregate shall be rendered against Borrower and the same shall not (i) be fully covered by insurance in accordance with the terms hereof, or (ii) within thirty days after the entry thereof, have been discharged or execution thereof stayed pending appeal, or shall not have been discharged within five days after the expiration of any such stay.

           (k) With respect to any Plan: (i) or any Defined Contribution Plan or Welfare Plan, Borrower or any ERISA Affiliate or any other party-in-interest or disqualified person shall engage in any transactions which in the aggregate would reasonably result in a final assessment to Borrower or any ERISA Affiliate in excess of $750,000 under Section 409 or 502 of ERISA or IRC Section 4975, which assessment has not been paid within 30 days of final assessment and which is not being contested; (ii) Borrower or any ERISA Affiliate shall incur any accumulated funding deficiency, as defined in IRC
Section 412, in the aggregate in excess of $750,000, or request a funding waiver from the IRS for contributions in the aggregate in excess of $750,000; (iii) Borrower or any ERISA Affiliate shall not pay any withdrawal liability which involves annual withdrawal liability payments which exceed $750,000, as a result of a complete or partial withdrawal within the meaning of Section 4203 or 4205 of ERISA, within 30 days after the date such payment becomes due, unless such payment is being; (iv) Borrower or any ERISA Affiliate shall fail to make a required contribution by the due date under Section 412 of the IRC or Section 302 of ERISA which would result in the imposition of a lien under Section 412 of the IRC or Section 302 of ERISA within 30 days after the date such payment becomes due, unless such payment is being contested; or (v) an ERISA Event with respect to a Plan has occurred, and within the time period described below, such ERISA Event has not been corrected, with the time periods to correct such ERISA Event being as follows: (A) with respect to an event described clause (a) of the definition of ERISA Event, within 60 days after the occurrence of such event; (B) with respect to an event described in clause (b) of the definition of ERISA Event, within 30 days after the date on which withdrawal liability under
Section 4063 becomes due and owing; (C) with respect to an event described in clause (c) of the definition of ERISA Event, before the final distribution of the assets from the plan that was terminated; or (d) with respect to an event described in clause (d) or clause (e) of the definition of ERISA Event, within 30 days after the institution of proceedings by the PBGC to terminate such Plan or the Borrower or any ERISA Affiliate has incurred liability under Title IV of ERISA; provided, however, that an ERISA Event shall not constitute an event of default if the maximum liability (determined after the time periods for correction described above) which Borrower or any ERISA Affiliate could incur under Section 4062, 4063, 4064, 4201, 4219 or 4243 of ERISA, or any other provision of law with respect to a Plan, as a result of such event does not exceed $750,000 (computed by the actuary for the Plan taking into account any applicable rules or regulations of the PBGC and based on actuarial assumptions used by the Plan), or the ERISA Event is being contested.

           (l) There exists any uncorrected violation by Borrower of any Environmental Laws which requires, or may require, a "response", as defined under CERCLA, or other remedial action by Borrower under any Environmental Laws, such uncorrected violation could reasonably be expected to have a Material Adverse Effect, and such "response" or other remedial action is not completed within 90 days from the date of written notice from the Bank to Borrower of the violation, or such longer period of time as is necessary to cure such violation as long as Borrower is proceeding diligently to cure such violation and the delay could not reasonably be expected to have a Material Adverse Effect.

           (m) The occurrence of a Default or an Event of Default under the Agented Agreement.

           (n) The occurrence of a default under any other loan, credit or reimbursement agreement between the Borrower (or an Affiliate or Subsidiary of the Borrower) and the Bank.

           (o) Any material provision of the Guaranty shall at any time cease to be valid or binding on the Guarantor, or shall be declared to be null and void, or shall be violative of any applicable Law relating to a maximum amount of interest permitted to be contracted for, charged or received, or the validity or enforceability thereof shall be contested by the Borrower, any Guarantor or any Governmental Person, or the Guarantor shall deny that it has any or further liability under the Guaranty.

      Section 9.2. Remedies. If any Event of Default shall have occurred and be continuing, the Bank may, without notice, (i) terminate this facility with respect to further Revolving Credit Advances, whereupon no Revolving Credit Advances may be made hereunder, and/or (ii) declare all Obligations hereunder or under the Note to be forthwith due and payable, whereupon all Obligations shall become and be due and payable, without presentment, demand, protest or further notice of any kind, all of which are expressly waived by Borrower; provided, however, that upon the occurrence of an Event of Default specified in Sections 9.1(h) or (i) hereof, the Obligations shall become due and payable without declaration, notice or demand by the Bank.

           The Bank may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Bank, including any action (or the failure to act) pursuant to the Loan Documents.

      Section 9.3. Waivers by Borrower. Except as otherwise provided for in this Agreement and applicable lain, Borrower waives presentment, demand and protest and notice of presentment, dishonor, notice of intent to accelerate, notice of acceleration, protest, default, nonpayment, maturity, release, compromise, settlement, extension or renewal of any or all commercial paper, accounts, contract rights, documents, instruments, chattel paper and guaranties at any time held by the Bank on which Borrower may in any way be liable and hereby ratifies and confirms whatever the Bank may do in this regard. Borrower acknowledges that it has been advised by counsel of its choice with respect to this Agreement, the other Loan Documents and the transactions evidenced by this Agreement and the other Loan Documents.

      Section 9.4. Right of Set-Off. Upon-the occurrence and during the continuance of any Event of Default and the Bank's termination of this facility or the Bank's declaring all Obligations to be forthwith due and payable pursuant to the provisions of Section 9.2 hereof, the Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of Borrower against any and all of the obligations of Borrower now or hereafter existing under this Agreement, and the Note held by the Bank irrespective of whether or not the Bank shall have made any demand under this Agreement or any such Note and although such obligations may be unmatured. The Bank agrees promptly to notify Borrower after any such set-off and application made by the Bank; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. The rights of the Bank under this Section 9.4 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which the Bank may have.

ARTICLE X.  MISCELLANEOUS

      Section 10.1. Complete Agreement and Modification of Agreement. The Loan Documents constitute the complete agreement between the parties with respect to the subject matter hereof and may not be modified, altered or amended except by an agreement in writing signed by Borrower and the Bank. Borrower may not sell, assign or transfer any of the Loan Documents or any portion thereof, including without limitation, Borrower's rights, title, interests, remedies, powers and duties hereunder or thereunder. Borrower hereby consents to the Bank's sale of participations, assignment, transfer or other disposition, at any time or times, of any of the Loan Documents or of any portion thereof or interest therein, including, without limitation, the Bank's rights, title, interests, remedies, powers or duties thereunder, whether evidenced by a writing or not; Borrower agrees that it will use its best efforts to assist and cooperate with the Bank in any manner reasonable requested by the Bank to effect the sale of participations in or assignments of any of the Loan Documents or of any portion thereof or interest therein.

           No amendment or waiver of any provision of this Agreement or the Note or any other Loan Document, nor consent to any departure by Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

      Section 10.2. Fees and Expenses. Borrower shall pay all reasonable out-of-pocket expenses of the Bank in connection with the preparation of the Loan Documents (including the reasonable fees and expenses of all of its counsel retained in connection with the Loan Documents and the transactions contemplated thereby) If, at any time or times, regardless of the existence of any Event of Default, the Bank shall employ counsel for advice or other representation in connection with or shall incur reasonable legal or other costs and expenses in connection with:

      (i) any amendment, modification, termination, or waiver, or consent with respect to, any of the Loan Documents;

      (ii) any litigation, contest, dispute, suit, proceeding or action (whether instituted by the Bank, Borrower or any other Person) in any way relating to the Collateral, any of the Loan Documents or any other agreements to be executed or delivered in connection herewith;

      (iii)any attempt to enforce any rights of the Bank against Borrower or any other Person, that may be obligated to the Bank by virtue of any of the Loan Documents;

then, and in any such event, the reasonable attorneys' fees arising from such services, including those of any appellate proceedings, and all reasonable expenses, costs, charges and other fees incurred by such counsel in any way or respect arising in connection with or relating to any of the events or actions described in this Section
10.2 shall be payable, on demand, by Borrower to the Bank and shall be additional Obligations secured under this Agreement and the other Loan Documents.

      Section 10.3. No Waiver by the Bank. The Bank's failure, at any time or times, to require strict performance by Borrower of any provisions of this Agreement and any of the other Loan Documents shall not waive, affect or diminish any right of the Bank thereafter to demand strict compliance and performance therewith. Any suspension or waiver by the Bank of an Event of Default by Borrower under the Loan Documents shall not suspend, waive or affect any other Event of Default by Borrower under this Agreement and any of the other Loan Documents whether the same is prior or subsequent thereto and whether of the same or of a different type. None of the undertakings, agreements, warranties, covenants and representations of Borrower contained in this Agreement or any of the other Loan Documents and no Event of Default by Borrower under this Agreement and no defaults by Borrower under any of the other Loan Documents shall be deemed to have been suspended or waived by the Bank, unless such suspension or waiver is by an instrument in writing signed by an officer of the Bank and directed to Borrower specifying such suspension or waiver.

      Section 10.4. Remedies. The Bank's rights and remedies under this Agreement shall be cumulative and nonexclusive of any other rights and remedies which the Bank may have under any other agreement, including without limitation, the Loan Documents, by operation of law or otherwise. Recourse to the Collateral shall not be required.

      Section 10.5. MUTUAL WAIVER OF JURY TRIAL. BECAUSE DISPUTES ARISING IN CONNECTION WITH COMPLEX FINANCIAL TRANSACTIONS ARE MOST QUICKLY AND ECONOMICALLY RESOLVED BY AN EXPERIENCED AND EXPERT PERSON AND THE PARTIES WISH APPLICABLE STATE AND FEDERAL LAWS TO APPLY (RATHER THAN ARBITRATION RULES), THE PARTIES DESIRE THAT THEIR DISPUTES BE RESOLVED BY A JUDGE APPLYING SUCH APPLICABLE LAWS. THEREFORE, TO ACHIEVE THE BEST COMBINATION OF THE BENEFITS OF THE JUDICIAL SYSTEM AND OF ARBITRATION, THE PARTIES HERETO WAIVE ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR PROCEEDING BROUGHT TO ENFORCE OR DEFEND ANY RIGHTS OR REMEDIES UNDER THIS AGREEMENT, ANY OF THE OTHER LOAN DOCUMENTS.

      Section 10.6. Severability. Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

      Section 10.7. Parties. This Agreement and the other Loan Documents shall be binding upon, and inure to the benefit of, the successors of Borrower, the Bank and the assigns, transferees and endorsees of the Bank. Nothing in this Agreement or the other Loan Documents, express or implied, shall give to any Person, other than the parties hereto and their successors hereunder, any benefit or any legal or equitable right, remedy or claim under this Agreement.

      Section 10.8. Conflict of Terms. Except as otherwise provided in this Agreement or any of the other Loan Documents by specific reference to the applicable provisions of this Agreement, if any provision contained in this Agreement is in conflict with, or inconsistent with, any provision in any of the other Loan Documents, the provision contained in this Agreement shall govern and control.

      Section 10.9. GOVERNING LAW. EXCEPT AS OTHERWISE EXPRESSLY PROVIDED IN ANY OF THE LOAN DOCUMENTS, IN ALL RESPECTS, INCLUDING ALL MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS AGREEMENT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE COMMONWEALTH OF PENNSYLVANIA APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE, WITHOUT REGARD TO THE PRINCIPLES THEREOF REGARDING CONFLICT OF LAWS, AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA. THE BANK AND BORROWER AGREE TO SUBMIT TO PERSONAL JURISDICTION AND TO WAIVE ANY OBJECTION AS TO VENUE IN THE COUNTY OF ALLEGHENY, COMMONWEALTH OF PENNSYLVANIA. SERVICE OF PROCESS ON BORROWER, THE BANK IN ANY ACTION ARISING OUT OF OR RELATING TO ANY OF THE LOAN DOCUMENTS SHALL BE EFFECTIVE IF MAILED TO SUCH PARTY AT THE ADDRESS LISTED IN SECTION 10.10 HEREOF. BORROWER AGREES NOTHING HEREIN SHALL PRECLUDE THE BANK OR BORROWER FROM BRINGING SUIT OR TAKING OTHER LEGAL ACTION IN ANY OTHER JURISDICTION.

      Section 10.10. Notices. Except as otherwise provided herein, whenever it is provided herein that any notice, demand, request, consent, approval, declaration or other communication shall or may be given to or served upon any of the parties by another, or whenever any of the parties desires to give or serve upon another any communication with respect to this Agreement, each such notice, demand, request, consent, approval, declaration or other communication shall be in writing and shall be delivered in person (by personal delivery, delivery service or overnight courier service) with receipt acknowledged, or telecopied and confirmed immediately in writing by a copy mailed by registered or certified mail, return receipt requested, postage prepaid, addressed as hereafter set forth, or mailed by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

           (a)  If to the Bank, at

                PNC Bank, National Association
                One PNC Plaza
                249 Fifth Avenue, 3rd Floor
                Pittsburgh, Pennsylvania 15222-2707
                Attention:Lynn Koncz
                          Vice President
                Telecopier No: (412) 705-3232

           (b)  If to Borrower, at

                Steel Technologies Inc.
                15415 Shelbyville Road
                Louisville, Kentucky  40253
                Attention:     John M. Baumann, Esquire
                               Secretary/Corporate Counsel
                Telecopier No: (502) 245-0322
                               (502) 245-0542

or at such other address as may be substituted by notice given as herein provided. The giving of any notice required hereunder may be waived in writing by the party entitled to receive such notice. Every notice, demand, request, consent, approval, declaration or other communication hereunder shall be deemed to have been duly given or served on the date on which personally delivered, in person, by delivery service or by overnight courier service, with receipt acknowledged, or the date of the telecopy transmission, or three (3) Business Days after the same shall have been deposited in the United States mail. Failure or delay in delivering copies of any notice, demand, request, consent, approval, declaration or other communication to the persons designated above to receive copies shall in no way adversely affect the effectiveness of such notice, demand, request, consent, approval, declaration or other communication.

      Section 10.11. Survival. The representations and warranties of Borrower set forth in this Agreement shall survive the execution, delivery and acceptance hereof by the parties hereto and the closing of the transactions described herein or related hereto. The indemnification agreements and obligations of the Borrower contained in this Agreement and the other Loan Documents shall survive the payment in full of principal and interest hereunder and under any instrument delivered hereunder.

      Section 10.12. Headings. The Article, Section and Subsection titles and Table of Contents contained in this Agreement are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

      Section 10.13. Counterparts. This Agreement may be executed in any number of separate counterparts, and by the parties hereto on separate counterparts, each of which shall, collectively and separately, constitute one agreement.

      Section 10.14. Interest Limitation. Notwithstanding anything to the contrary herein contained, the total liability of the Borrower for payment of interest pursuant hereto shall not exceed the maximum amount, if any, of such interest permitted by applicable law to be contracted for, charged or received, and if any payments by the Borrower to the Bank include interest in excess of such a maximum amount, the Bank shall apply such excess to the reduction of the unpaid principal amount due pursuant hereto, or if none is due, such excess shall be refunded to the Borrower; provided that, to the extent permitted by applicable law, in the event the interest is not collected, is applied to principal or is refunded pursuant to this sentence and interest thereafter payable pursuant hereto shall be less than such maximum amount, then such interest thereafter so payable shall be increased up to such maximum amount to the extent necessary to recover the amount of interest, if any, theretofore uncollected, applied to principal or refunded pursuant to this sentence. Any such application or refund shall not cure or waive any Event of Default. In determining whether or not any interest payable under this Agreement exceeds the highest rate permitted by law, any non-principal payment (except payments specifically stated in this Agreement to be "interest") shall be deemed, to the extent permitted by applicable law, to be an expense, fee, premium or penalty rather than interest.

      Section 10.15. Participation. Notwithstanding any other provision of this Agreement, the Borrower understands that the Bank may at any time enter into participation agreements with one or more other participating banks (such other participating banks are hereinafter referred to as "Participating Banks") whereby the Bank will allocate to the Participating Banks certain percentages of the payment obligations of the Borrower under this Agreement and the funding obligations of the Bank hereunder. The Borrower acknowledges that, for the convenience of all parties, the Borrower's obligations under this Agreement are and will be undertaken for the benefit of, and as an inducement to, the Participating Banks as well as the Bank. Without limiting the foregoing, the Borrower acknowledges that Sections 2.6, 2.9, 2.10 and 2.12 are for the benefit of the Participating Banks as if such sections specifically referred to the Participating Banks and their participations in the payment obligations of the Borrower and the funding obligations of the Bank, and the Borrower agrees to make payments required by such provisions for the account of any one or more Participating Banks to the Bank on demand of the Bank. The Borrower hereby grants to each Participating Bank, to the extent of its participation and to the extent permitted by applicable law, the right to set off deposit accounts maintained by the Borrower with such bank.

      Section 10.16. Holiday Payments. If any payments to be made by the Borrower hereunder shall become due on a date not a Business Day, such payments shall be made on the next succeeding Business Day and such extension of time shall be included in computing any interest in respect to such payment.

             [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, this Agreement has been duly executed as a document under as of the date first written above.

                          BORROWER:

ATTEST            (SEAL)  STEEL TECHNOLOGIES INC., a Kentucky
corporation


By:                       By:
Name:                          Michael J. Carroll
Title:                         President


                          BANK:

                          PNC BANK, NATIONAL ASSOCIATION


                          By:
                               Lynn Koncz
                               Vice President

                             EXHIBIT "A"


                          REQUEST FOR ADVANCE
                       OF REVOLVING CREDIT LOAN


Advance Number _____

      Reference is hereby made to that certain Credit Agreement dated as of April ___, 2000 (such Credit Agreement, as it may be amended, modified or supplemented from time to time herein referred to as the "Credit Agreement"), by and between Steel Technologies Inc., a Kentucky corporation (the "Borrower") and PNC Bank, National Association (the "Bank"). Initially capitalized words and terms used herein without definition shall have the respective meanings assigned to them in the Credit Agreement.

      The Borrower hereby requests an advance in the amount of $_________________ under the Revolving Credit Note executed by the Borrower and delivered to the Bank, dated April ___, 2000 (the "Note") and issued to the Bank pursuant to the terms of the Credit Agreement.

      To induce the Bank to make such advance, the Borrower hereby represents and agrees as follows:

      1.   The advance hereby requested is for the following purpose:

           ____ Working Capital Purposes

           ____ Capital Expenditures Described on the Attached Schedule

           ____ Other -- Describe Below

________________________________________________________________________________

      2. No Event of Default exists and no event has occurred which with the passage of time, notice or both would constitute an Event of Default.

      3. The approval of this Request for Advance by the Bank will not be deemed to be a waiver by the Bank of any Event of Default.

      4. The Borrower has performed all of its obligations under the Loan Documents, and all of the representations and warranties made by the Borrower in the Loan Documents are true and correct as of the date hereof.

5.    The undersigned has been duly authorized by the Borrower to make this request for advance.

      WITNESS the due execution hereof with the intent to be legally bound hereby as of this _____ day of ____________________, 2000.

                                    STEEL TECHNOLOGIES INC.


                                    By:
                                                             (SEAL)
                                    Print Name:

                                    Title:

                              EXHIBIT "B"

                     FORM OF REVOLVING CREDIT NOTE


$15,000,000.00                             Pittsburgh, Pennsylvania
                                                    April ___, 2000

           This Revolving Credit Note (the "Note") is executed and delivered under and pursuant to the terms of that certain Credit Agreement dated as of April ___, 2000 (together with all extensions, renewals, amendments, substitutions or replacements, the "Agreement") by and between STEEL TECHNOLOGIES, INC., a Kentucky corporation (the "Borrower") and PNC BANK, NATIONAL ASSOCIATION (the "Bank").

           FOR VALUE RECEIVED, the Borrower promises to pay to the order of the Bank, at the office of the Bank at One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222-2707 on the Commitment Termination Date, the lesser of the principal sum of FIFTEEN MILLION and 00/100 DOLLARS ($15,000,000.00) or the aggregate unpaid principal amount of all outstanding advances and readvances made by the Bank to the Borrower pursuant to Section 2.1 of the Agreement and reflected on the loan account maintained by the Bank pursuant to Section 2.11 of the Agreement.

           Interest on the unpaid principal balance hereof shall be due and payable and calculated in accordance with the terms of the Agreement. The interest rate will be adjusted, when necessary and if appropriate, in accordance with the terms of the Agreement. Interest shall accrue at the interest rate or interest rates per annum specified in the Agreement until payment in full, notwithstanding entry of judgment on this Note. Interest payments shall be made at the office of the Bank set forth in the Agreement.

           This Note is the Revolving Credit Note referred to in the Agreement. Reference is made to the Agreement for provisions for the repayment hereof and the acceleration of the maturity hereof. All of the terms, conditions, covenants, representations and warranties of the Agreement are incorporated herein by reference as if same were fully set forth herein. All capitalized terms which are used herein as defined terms but not defined herein and which are defined in the Agreement shall have the meanings given them in the Agreement.

           Upon the declaration of any Event of Default specified in the Agreement, the principal hereof and accrued interest hereon may become forthwith due and payable, all as provided in the Agreement.

           Demand, presentation, protest and notice of dishonor are hereby waived.

           This Note is made under and governed by the laws of the Commonwealth of Pennsylvania.

           WITNESS the due execution of this Revolving Credit Note as an instrument under seal, with the intent to be legally bound hereby, this ____ day of April, 2000.

                                          ATTEST:        (SEAL)
                                          STEEL TECHNOLOGIES, INC., a
                                          Kentucky corporation


By                                  By
Name                                  Michael J. Carroll
Title                                 President

                            Exhibit 10.3(d)

                        STEEL TECHNOLOGIES INC.
                        2000 STOCK OPTION PLAN


      1. Purpose. The name of this plan is the Steel Technologies Inc. 2000 Stock Option Plan (the "Plan"). The purpose of the Plan is to further the best interests of Steel Technologies Inc. (the "Company") by encouraging its key employees and key employees of its Subsidiaries (as hereinafter defined) and Related Entities (as hereinafter defined) to remain as employees and by providing them with additional incentive for unusual industry and efficiency by offering them an opportunity to acquire a proprietary stake in the Company and its future growth through compensation that is determined by reference to the increase in value of the Company's stock.

      2.   Definitions.

           As used in this Plan, the following terms shall have the meanings set forth below:

           (a) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, or any successor thereto.

           (b) "Committee" shall mean the Compensation Committee of the Board of Directors of the Company, or any other committee the Board of Directors may subsequently appoint to administer the Plan. The Committee shall be composed of not less than three directors, each of whom is a Non-Employee Director.

           (c) "Disabled" or "Disability" shall have the meaning assigned thereto in section 22(e)(3) of the Code.

           (d) "Eligible Employee" shall mean an employee of the Company or any Subsidiary or Related Entity as described in Section 5 hereof.

           (e) "Fair Market Value" shall mean, as of any given date, with respect to any stock options granted hereunder, the mean of the high and low trading price of the stock on such date as reported on the National Association of Securities Dealers Automated Quotation System or, if the stock is admitted to trade on a national securities exchange, on such exchange; provided, however, that if any such quotation  system  or  exchange  is  closed  on any day on  which  Fair
Market Value is to be determined, Fair Market Value shall be determined as of the first day immediately preceding such day on which such exchange or quotation system was open for trading.

           (f) "Incentive Stock Option" shall mean any stock option intended to qualify as an "incentive stock option" within the meaning of Section 422 of the Code.

           (g)   "Non-Employee   Director"   shall  have  the   meaning
assigned thereto in Rule 16b-3 of the Securities Exchange Act of 1934, as amended.

           (h) "Nonqualified Stock Option" means any stock option granted under the Plan that is not designated as an Incentive Stock Option.

           (i)  "Parent"  shall have the  meaning  assigned  thereto in section 424 of the Code and the regulations promulgated thereunder.

           (j)  "Participant"   shall   mean  any   Eligible   Employee
selected by the Committee to receive a Stock Option under the Plan.

           (k) "Related Entity" shall mean any corporation, partnership, joint venture, limited liability company or other entity, domestic or foreign, other than a Subsidiary, in which the Company owns, directly or indirectly, at least a 20% equity interest. A "Related Entity" shall include any entity which becomes a Related Entity after the date of adoption of this Plan.

           (l) "Stock" shall mean the common stock, no par value, of the Company.

           (m) "Stock Option" shall mean any option to purchase shares of Stock granted pursuant to Section 6 of the Plan.

           (n) "Stock Ownership," whenever necessary to determine a person's stock ownership in the Company, its Parent or any Subsidiary, shall include stock actually owned and stock indirectly owned by application of the rules of attribution contained in section 424(d) of the Code.

           (o) "Subsidiary" shall have the meaning assigned thereto in section 424 of the Code and the regulations promulgated thereunder. A "Subsidiary" shall include any entity which becomes a Subsidiary after the date of adoption of this Plan.

      3. Administration of the Plan. The Plan shall be administered by the Committee.

           The Company, by action of the Committee, and subject to other provisions and limitations of this Plan, may from time to time grant Stock Options to such Eligible Employees as the Committee may in its sole discretion determine, for such number of shares of the Company's Stock and on such terms and conditions as the Committee may determine in its sole discretion.

           The Committee may make, publish, amend, and rescind such rules and practices as it may in its sole discretion deem necessary or helpful to the administration of the Plan and the issuance and exercise of Stock Options pursuant to the Plan.

           All decisions made by the Committee pursuant to the provisions of the Plan and as to the terms and conditions of any Stock Option (and any agreements relating thereto) shall be final and binding on all persons, including the Company and the Participants.

      4. Option Shares. The aggregate maximum number of shares of Stock reserved and available for issuance under this Plan shall be five hundred thousand (500,000). However, the number of shares that may be issued under this Plan may be increased by action of the Board of Directors of the Company (the "Board") but only when such increase is merely to prevent the enlargement or dilution of rights that would occur were the adjustment not made, such as in the case of a change in capitalization of the Company by way of a stock dividend or stock split. Any shares of Stock subject to an option granted under this Plan that terminates, is cancelled, or expires unexercised for any reason may again be available for option grants.

      5.   Employees   Eligible  to   Participate   in  the  Plan.  All
salaried   employees   of  the  Company,   its  Parent,   if  any,  its
Subsidiaries and its Related Entities shall be eligible to receive Stock Options pursuant to this Plan. (Such employees shall hereinafter be referred to as "Eligible Employees.") The Participants under the Plan shall be selected, from time to time, by the Committee, in its sole discretion, from among those Eligible Employees.

      6.   Stock Options.

           (a) Form. The Stock Options granted pursuant to this Plan shall be in such form as the Committee may from time to time approve. Each grant of a Stock Option pursuant to this Plan shall be made in writing upon such terms and conditions as may be determined by the Committee at the time of grant, subject to the terms, conditions, and limitations set forth in this Plan. The grant of an option shall be evidenced by written notice executed by the Secretary of the Company.

           (b) Nature of Options. The Committee shall have the authority to grant any Participant either Incentive Stock Options or Nonqualified Stock Options, or both. Whether an option is to be an Incentive Stock Option or a Nonqualified Stock Option shall be determined by the Committee in its sole discretion. Each option that the Committee intends to constitute an Incentive Stock Option shall be specifically designated as such and each option that is not intended to constitute an Incentive Stock Option shall specifically state, "This option is not an incentive stock option." If any option is issued without a specific designation, it shall be deemed to constitute a Nonqualified Stock Option. The Committee may, however, specifically provide that a Stock Option shall constitute an Incentive Stock Option to the extent of its exercise as to any particular number of shares and a Nonqualified Stock Option to the extent of the remainder of the shares, provided the Committee specifically provides that the Stock Option shall be deemed an Incentive Stock Option to the extent of the first shares exercised up to the number of shares as to which the option is intended to constitute an Incentive Stock Option, and that the option shall be considered a Nonqualified Stock Option as to the remainder of the shares as to which it is exercised.

           (c) Exercise Price. The Stock Options granted pursuant to this Plan shall provide a specified price at which the shares subject to the option may be purchased (hereinafter called the "Exercise
Price").   If  any  Stock  Option  issued  pursuant  to  this  Plan  is designated as an Incentive Stock Option, the Exercise Price for each share of Stock subject to the Incentive Stock Option shall, except as hereinafter provided, be an amount at least equal to the Fair Market Value of one share of Stock of the Company as of the date of grant of the Incentive Stock Option. Notwithstanding the above, in the event that on the date of grant of the Incentive Stock Option, an Eligible Employee owns stock (taking into account all classes of stock which are then outstanding) in the Company which possesses more than 10% of the total combined voting power of all classes of stock of the Company or owns stock of a Parent or a Subsidiary of the Company which possesses more than 10% of the total combined voting power of all classes of stock of the Company's Parent or its Subsidiary, the Exercise Price for each share of Stock subject to the Incentive Stock Option (to the extent required by the Code at the time of grant) shall be an amount equal to at least 110% of the Fair Market Value of one share of Stock of the Company as determined as of the date of grant of the Incentive Stock Option. (For purposes of this paragraph, the rules of attribution contained in section 424(d) of the Code (relating to the attribution of Stock Ownership) shall be applied to determine Stock Ownership.)

           (d) Exercise Period. Each Stock Option by its terms shall provide the period during which it is exercisable, provided, however, no Stock Option shall be exercisable until the expiration of at least one year from the date the Stock Option is granted. Each Stock Option granted under this Plan shall provide an expiration date which date shall be set by the Committee but in no event shall the expiration date of any Stock Option that is designated an Incentive Stock Option be a date later than ten years from the date of grant of the Incentive Stock Option or, if the grantee of the Incentive Stock Option, at the time of grant, owns stock (taking into account all classes of stock then outstanding) possessing more than 10% of the total combined voting power of all classes of stock of the Company, its Parent, or any Subsidiary, the expiration date of each such Incentive Stock Option (to the extent required by the Code at the time of grant) shall not be more than five years from the date of grant. (For purposes of this paragraph, the rules of attribution contained in section 424(d) of the Code (relating to the attribution of Stock Ownership) shall be applied to determine Stock Ownership.) Each Incentive Stock Option issued under this Plan shall provide for expiration within three months after the termination of the Eligible Employee's employment with the Company due to retirement. Each Incentive Stock Option issued pursuant to this Plan may provide that it shall be exercisable within one year after termination of employment if the employee is Disabled. Further, each Incentive Stock Option issued pursuant to this Plan may provide that in the case of termination of employment by reason of the employee's death, the Incentive Stock Option may be exercised by the employee's estate or other person who receives the option by bequest or the laws of descent and distribution for a period of twelve months after the employee's death. In no event shall the exercise period be extended beyond the time which the employee would have been required to exercise the Incentive Stock Option had he not become disabled or died. The Committee shall, except as specifically restricted herein, in its own discretion, determine the term of Nonqualified Stock Options that are issued pursuant to this Plan and the circumstances in which such Nonqualified Stock Options shall be exercisable beyond the termination, disability or death of the Eligible Employee; provided, that if the Nonqualified Stock Option does not specifically state when it may be exercised after the termination of the grantee's employment, death or disability, the option shall be governed by the provisions stated above for Incentive Stock Options. Except as otherwise provided in this Section 6 or Section 14 of the Plan, or as determined by the Committee in its sole discretion, if a Participant's employment with the Company, any Subsidiary or any Related Entity terminates (including termination for cause, voluntary resignation or other termination under mutually agreeable circumstances), all Stock Options held by the Participant will terminate immediately upon the effective date and time of the Participant's termination of employment.

           (e) Transferability of Options. Each Stock Option granted under this Plan shall provide that such option shall be exercisable during the grantee's lifetime only by the grantee and that such option shall not be transferable by the grantee other than by will or the laws of descent and distribution. Stock Options granted pursuant to this Plan may, but need not, provide for exercise by the Participant's estate or other person who obtains the right to exercise the option by bequest or pursuant to the laws of descent and distribution.

           (f) Method of Exercise. Stock Options may be exercised by giving written notice of exercise delivered in person or by mail at the Company's principal executive office, specifying the number of shares of Stock with respect to which the option is being exercised, accompanied by payment in full of the Exercise Price. Each Stock Option shall provide that payment of the Exercise Price may be made in cash or, if the owner of the Stock Option and the Committee agree in advance, in a number of shares of Stock of the Company having an aggregate Fair Market Value (as of the date of exercise of the option) equal to the Exercise Price. Each Stock Option shall provide that the Exercise Price shall be payable upon or before the issuance of the Stock of the Company to be received pursuant to the exercise of the Stock Option.

           (g) Statement as to Withholding of Federal Income or Other Taxes. Each option granted pursuant to this Plan shall contain a statement to the effect that if the exercise of the option is an event that would give rise to a federal income tax deduction to the Company (or its Parent or any Subsidiary or Related Entity), but only if the Company (or its Parent or a Subsidiary or Related Entity) at the time of exercise or such other required time withholds federal income or other taxes from the Eligible Employee, then the Company shall have the right to withhold from the Eligible Employee, from the sources and in the manner required, such amounts as may be required to entitle the Company, its Parent or a Subsidiary or Related Entity to the deduction.

           (h) Exercise of Incentive Stock Options. No stock option that is designated an Incentive Stock Option shall be issued pursuant to terms under which the right to exercise the Incentive Stock Option is affected by the exercise of another stock option or the right to exercise another stock option is affected by exercise of the Incentive Stock Option.

           (i)  Annual   Limit  on   Incentive   Stock   Options.   The
Committee shall not grant to any Eligible Employee any Incentive Stock Options (or any further Incentive Stock Options) if the grant of the Incentive Stock Option would cause the Employee to own Incentive Stock Options which are first exercisable in any one year as to more than $100,000 in Fair Market Value of Stock of the Company, its Parent and its Subsidiaries as of the date of grant of the Incentive Stock Option.

      7. Termination of Employment. The employment of an Eligible Employee by the Company shall not be deemed to have terminated for purposes of this Plan if the Eligible Employee is transferred to and becomes an employee of a Subsidiary or Parent of the Company or an employee of a Related Entity. Further, the Eligible Employee's employment by the Company shall not be considered terminated if he becomes an employee of another corporation (the "Other Company") which assumes the Stock Options issued pursuant to this Plan or issues its own stock option in substitution of an option issued under this Plan in a transaction to which section 424(a) of the Code applies, provided he becomes an employee of the Other Company, its Subsidiary or its Parent at the time of the transaction. Absence on leave, whether paid or unpaid, approved by the management of the Company shall not constitute the termination of employment for any purpose of this Plan, provided the leave does not exceed ninety (90) days. If the period of leave of absence exceeds ninety (90) days, the leave of absence shall be considered a termination of employment unless the employee's right to return is guaranteed by statute or contract. If the employee's right to return is not so guaranteed, the employee shall be considered to have terminated his employment, for purposes of this Plan, as of the end of the ninetieth (90th) day of such absence.

      8. Requirements of Law. If any law, any regulation of the Securities and Exchange Commission, or any regulation of any other commission or agency having jurisdiction shall require the Company or the exercising optionee to take any action with respect to the shares of Stock to be acquired upon exercise of an option, then the date upon which the Company shall deliver or cause to be delivered the certificate or certificates for the shares of Stock shall be postponed until full compliance has been made with all such requirements of law or regulations. Further, if the Company shall so require at or before the time of the delivery of the shares with respect to which the exercise of an option has been made, the exercising optionee shall deliver to the Company his written statement that he intends to hold the shares so acquired by him on exercise of the option for investment only and not with a view to resale or other distribution thereof to the public. Further, in the event the Company shall have determined that in compliance with the Securities Act of 1933 or other applicable statute or regulation, it is necessary to register any of the shares of Stock with respect to which the exercise of an option has been made, or qualify such shares for exemption from any requirements of the Securities Act of 1933 or other applicable statutes or regulations, then the Company shall take such action at its own expense, but not until such action has been completed shall the option shares be delivered to the exercising optionee Further, in the event at the time of exercise of the option the shares of Stock of the Company shall be listed on any stock exchange, then if required to do so, the Company shall register the option shares with respect to which exercise is so made in accordance with the provisions of the Securities Act of 1933 or any other applicable law or regulations, and the Company shall make prompt application for the listing of option shares on such stock exchange, again at the expense of the Company.

      9.   Dilution or Other  Agreement.  In the event that  additional shares  of  Stock  are  issued  pursuant  to a stock  split  or a stock dividend, the number of shares of Stock then covered by each outstanding option granted hereunder shall be increased proportionately with no increase in the total purchase price of the shares then so covered, and the number of shares of Stock reserved for the purpose of this Plan shall be increased by the same proportion. In the event that the shares of Stock of the Company from time to time issued and outstanding are reduced by a combination of shares, the number of shares of Stock then covered by each outstanding option granted hereunder shall be reduced proportionately with no reduction in the total purchase price of the shares then so covered, and the number of shares of Stock reserved for the purposes of the Plan shall be reduced by the same proportion. In the event that the Company should transfer assets to another corporation and distribute the stock of such other corporation without the surrender of stock of the Company, and if such distribution is not taxable as a dividend and no gain or loss is recognized by reason of Section 355 of the Code, or some similar section, then the total purchase price of the shares covered by each outstanding option shall be reduced by an amount which bears the same ratio to the total purchase price then in effect as the market value of the stock distributed in respect of a share of Stock of the Company, immediately following the distribution, bears to the aggregate of the fair market value at such time of a share of the Stock of the Company and the stock distributed in respect thereof. All such adjustments shall be made by the Committee, whose determination upon the same shall be final and binding upon the optionees. No fractional shares shall be issued, and any fractional shares resulting from the computations pursuant to this Section 11 shall be eliminated from the respective option. No adjustment shall be made for cash dividends or the issuance to stockholders of rights to subscribe for additional stock or other securities.

      10. Amendment or Discontinuance of the Plan. The Committee may amend, suspend, or discontinue this Plan at any time without restriction; provided, however, that the Committee may not alter, amend, or discontinue or revoke or otherwise impair any outstanding option which has been granted pursuant to this Plan and which remains unexercised (except as may be required to make the adjustments referred to in Section 9 above or in the event that there is secured the written consent of the holders of the outstanding options proposed to be so altered or amended), or, without shareholder approval, (i)increase the number of shares which may be issued pursuant to the Plan (except as may be necessary merely to prevent the enlargement or dilution of rights which would occur were the change not made, such as in the case of a stock dividend or stock split), (ii) extend the period or periods during which options may be granted or exercised, (iii) change the class of Eligible Employees as to whom options may be granted or otherwise materially modify the requirements for eligibility for participation in the Plan, (iv) change the provision with respect to adjustments to be made upon changes in capitalization, (v)change the method as to the selection of the Committee (except as provided below), or (vi) materially increase the benefits accruing to participants in the Plan. (Nothing in this section, however, shall prevent the termination of an option, which may be required, as hereinabove provided by references made to termination of employment of an optionee.) The Committee shall be entitled to amend this Plan by the deletion of the prohibition against the issuance of Incentive Stock Options that would cause an Eligible Employee to own options that are first exercisable in any year as to Stock having a fair market value of greater than $100,000, but only provided the requirement that such a provision be included in incentive stock option plans is deleted by amendment to section 422 of the Code. The Board of Directors of the Company may also terminate or suspend this Plan or vest the administration of the Plan in persons other than the Committee provided one member of any body that is vested with the power to administer this plan shall be a member of the Board of Directors of the Company and all members of such body shall be "Non-Employee Directors." In the event that the authority to administer the Plan is vested in any body other than the Committee, the references herein to the Committee shall be considered to be references to that body.

      11.  Company's   Right  to  Terminate   Employees  Not  Impaired.
Notwithstanding the provisions of this Plan or the provisions of options granted pursuant to this Plan, the right of the Company (or its Parent or any Subsidiary) to terminate any employee shall not be in any manner affected or impaired by the adoption of this Plan or by the grant of options pursuant to this Plan.

      12. Liquidation of the Company. In the event of the complete liquidation or dissolution of the Company, any options granted pursuant to this Plan remaining unexercised shall be deemed cancelled, without regard to or limitation by any other provisions of this Plan.

      13. Shareholder Approval. This Plan shall be submitted to a meeting of the shareholders of the Company, either at the regular annual meeting thereof or at a special meeting called for the purpose of the consideration of this Plan, and this Plan shall not become effective unless its adoption is approved by the shareholders of the Company within twelve (12) months of its adoption by the Board of Directors of the Company. Upon approval by the shareholders, this Plan shall take effect without further action by the Company, provided such approval is obtained within twelve (12) months of the adoption of this Plan by the Board.

      14. Change in Control. The following acceleration and valuation provisions shall apply in the event of a Change in Control notwithstanding other provisions of the Plan or any provisions of any applicable agreement to the contrary:

           (a)  In the event of a Change in Control:

                     (i) any Stock Option awarded under the Plan not previously exercisable in full shall become fully exercisable; and

                     (ii) any Participant holding a Stock Option who is terminated by the Company or any Subsidiary for any reason within the two year period immediately following a Change in Control shall be permitted to exercise any Stock Option after such termination of employment at any time (x) within the three month period commencing on the later of the date of termination of his or her employment or the date on which such Stock Option would first be exercisable in accordance with the terms of the Plan had such termination not occurred or (y) until the stated term of such Stock Option, whichever period is shorter.

           (b) For purposes of the Plan, "Change in Control" shall mean a Change in Control of the Company which shall be deemed to have occurred if:

                     (i) any Person (as defined in this Section 15) is or becomes the Beneficial Owner (as defined in this Section
      15) of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities (unless (A) such Person is the Beneficial Owner of 25% or more of such securities as of January 29, 2000 or (B) the event causing the 25% threshold to be crossed is an acquisition of securities directly from the Company);

                     (ii) during  any period of two  consecutive  years
      beginning  after  January  29,  2000,   individuals  who  at  the
      beginning of such period constitute the Board and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (i), (iii) or (iv) of this Change in Control definition) whose election or nomination for election was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved cease for any reason to constitute a majority of the Board;

                     (iii) the shareholders of the Company approve a merger or consolidation of the Company with any other corporation (other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the entity surviving such merger or consolidation), in combination with voting securities of the Company or such surviving entity held by a trustee or other fiduciary pursuant to any employee benefit plan of the Company or such surviving entity or of any Subsidiary of the Company or such surviving entity, at least 75% of the combined voting power of the securities of the Company or such surviving entity outstanding immediately after such merger or consolidation); or

                     (iv) the shareholders of the Company approve a plan of complete liquidation or dissolution of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

           (c) For purposes of the definition of Change in Control, "Person" shall have the meaning ascribed to such term in Section 3(a)(9) of the Exchange Act as supplemented by Section 13(d)(3) of the Exchange Act; provided, however, that Person shall not include
(i) the Company, any Subsidiary or any other Person controlled by the Company, (ii) any trustee or other fiduciary holding securities under any employee benefit plan of the Company or of any Subsidiary, or
(iii) a corporation owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of securities of the Company.

           (d) For purposes of the definition of Change of Control, a Person shall be deemed the "Beneficial Owner" of any securities which such Person, directly or indirectly, has the right to vote or dispose of or has "beneficial ownership" (within the meaning of Rule 13d-3 under the Exchange Act) of, including pursuant to any agreement, arrangement or understanding (whether or not in writing); provided, however, that: (i) a Person shall not be deemed the Beneficial Owner of any security as a result of an agreement, arrangement or understanding to vote such security (x) arising solely from a revocable proxy or consent given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the Exchange Act and the applicable rules and regulations thereunder or
(y) made in connection with, or to otherwise participate in, a proxy or consent solicitation made, or to be made, pursuant to, and in accordance with, the applicable provisions of the Exchange Act and the applicable rules and regulations thereunder; in either case described in clause (x) or clause (y) above, whether or not such agreement, arrangement or understanding is also then reportable by such Person on Schedule 13D under the Exchange Act (or any comparable or successor report); and (ii) a Person engaged in business as an underwriter of securities shall not be deemed to be the Beneficial Owner of any securities acquired through such Person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.

      15.  Qualification   of  Options   Issued   Under  this  Plan  as
Incentive Stock Options. It is the intention of the Company that those options that are issued pursuant to this Plan that are designated as Incentive Stock Options shall constitute "incentive stock options" within the meaning of section 422 of the Code.
However, in the event that any option granted hereunder does not constitute an "incentive stock option" within the meaning of section 422 of the Code for any reason whatsoever, none of the Company, its shareholders, directors, officers or employees, shall be under any obligation to any person. If the characterization of any option as an "incentive stock option" within the meaning of section 422 of the Code is challenged by the Internal Revenue Service, the Company may, but shall not be required to, pay the reasonable legal and accounting expenses incurred in an attempt to establish the characterization of the options issued under this Plan as "incentive stock options" within the meaning of section 422 of the Code. In all events, however, the Company shall make available to any optionee such factual information which is reasonably necessary to establish the characterization of the options for federal income tax purposes.

           It is intended that any option granted under this Plan that is not specifically designated as an "incentive stock option" shall not constitute an incentive stock option.

      16. Effective Date of the Plan. The Plan shall be effective on the date it is approved by the shareholders of the Company.

      17. Term of the Plan. Options may be issued pursuant to this Plan from the date of its approval by the shareholders of the Company until the earlier of (i) its termination by action of the Board or
(ii) ten years from the earlier of the date of adoption of this Plan by the Board or its approval by the shareholders of the Company.

                            EXHIBIT 10.5(b)

                         EMPLOYMENT AGREEMENT


THIS EMPLOYMENT  AGREEMENT (the  "Agreement") made as of this sixteenth day of March, 2000, by and between STEEL TECHNOLOGIES INC., a Kentucky corporation, with offices at 15415 Shelbyville Road, Louisville, Kentucky 40245 (the "Company") and BRADFORD T. RAY, an
individual residing at 14401 Champion Woods Place, Louisville, Kentucky 40245 (the "Executive").

WHEREAS,  the  Executive has made and is expected to continue to make a
major   contribution  to  the   profitability,   growth  and  financial
strength of the Company; and

WHEREAS,   the  Company   considers  the  continued   services  of  the
Executive to be in the best interests of the Company and its stockholders and desires to assure the continued services of the Executive on behalf of the Company; and

NOW, THEREFORE, in consideration of the conditions and covenants set forth in this Agreement, the parties hereto agree as follows:

1. AGREEMENT OF EMPLOYMENT. The Company agrees to, and hereby does, employ the Executive, and the Executive agrees to, and hereby accepts, employment by the Company, as Chief Executive Officer, and Vice Chairman of the Board of Directors of the Company, to perform such executive duties and responsibilities as may be assigned from time to time by the Board of Directors of the Company (the "Board") subject, at all times, to the control of the Board. It is contemplated that the Executive will continue to serve as Chief Executive Officer and Vice Chairman of the Board.

2.   EXECUTIVE'S DUTIES AND BENEFITS.

(a) Duties. During the period of his employment under this Agreement, the Executive shall devote sufficient time and energies to the supervision and management of the business and affairs of the Company, and to the furtherance of its interests. The Executive may become a director or trustee of any Company or entity that does not compete with the business of the Company or constitute a Competitive Operation as defined in Section 7 hereof.

(b) Vacation. The Executive shall be entitled to reasonable vacation periods during each full year of the Executive's employment hereunder.

(c) Benefits. The Company shall pay the premiums for policies of life, medical, disability, travel and accident, and directors' and officers' liability insurance providing coverage and benefits comparable to the policies of insurance maintained for the benefit of the Executive during the duration of the this Agreement with the Executive making the same contribution as each Company benefits plan requires at that time. The Executive shall be entitled to participate in all pension and profit sharing plans, bonus plans, stock option plans and other employee benefit plans and receive such other employment benefits as the Company may from time to time maintain for the benefit of or provide to its executive officers.

3. REIMBURSEMENT FOR EXPENSES. The Company shall reimburse the Executive for all reasonable expenses which the Executive may from time to time incur on behalf of the Company in the performance of his responsibilities and duties under this Agreement, provided that the Executive accounts to the Company for such expenses in a manner prescribed by the Company.

4.  COMPENSATION.

(a) Salary. During the period of the Executive's employment hereunder, the Company shall pay to the Executive an annual salary
(the "Base Salary") of not less than Two Hundred and Fifty Thousand Dollars ($250,000) payable in equal installments according to the payroll schedule of the Company. The Board, through its Compensation Committee, shall in good faith review the Base Salary of the Executive, on an annual basis, and increase the Base Salary of the Executive if, in the Board's judgment, such increase is advisable.

(b) Bonuses. The Executive shall be entitled to participate in the Steel Technologies' Bonus Plan, and receive bonuses in accordance with the terms thereof. The Board, in its discretion, may amend or change the Bonus Plan or may award such additional bonuses to the Executive as it may from time to time determine.

(c) Execution Bonus. The Executive shall be entitled upon execution of this Employment Agreement to a Two Hundred and Fifty Thousand Dollars ($250,000.00) Execution Bonus (the "Execution Bonus"). If the Executive's employment is terminated pursuant to Section 5(b)(v), the Executive shall be required to reimburse the Company a pro-rata share of the Execution Bonus within fourteen (14) days of said termination.

 (d) Loan.  The  Company  shall  provide to the  Executive,  within ten
(10) business days of full execution of the Employment Agreement and a Promissory Note in the form as attached, a four-year loan in the amount of Seven Hundred Thousand Dollars ($700,000.00) (the "Loan")
which shall be due and payable, with interest at a rate of Six and Fifty-Six Hundredths percent (6.56%) annually, subject to the following:

      (i) In the event that the Executive remains employed by the Company up to and including March 15, 2001, the Executive shall not be required to pay the interest due on the Loan through such date, and the Executive's compensation shall be Grossed-up as defined in
Section 8 to account for any imputed income from the forgiving of the accrued interest.

      (ii) In the event that the Executive remains employed by the Company up to and including March 15, 2002, the Executive shall not be required to pay the interest due on the Loan through such date, and the Executive's compensation shall be Grossed-up as defined in
Section 8 to account for any imputed income from the forgiving of the accrued interest.

      (iii) In the event that the Executive remains employed by the Company up to and including March 15, 2003, the Executive shall not be required to pay the interest due on the Loan through such date, and the Executive's compensation shall be Grossed-up as defined in
Section 8 to account for any imputed income from the forgiving of the accrued interest.

      (iv) In the event that the Executive remains employed by the Company up to and including March 15, 2004, the Executive shall not be required to pay the interest due on the Loan through such date, and the Executive's compensation shall be Grossed-up as defined in
Section 8 to account for any imputed income from the forgiving of the accrued interest.

(e) Retention Bonus. The Company shall provide to the Executive retention bonuses in the amount of One Hundred Seventy-Five Thousand Dollars ($175,000) on each of the following four dates payable if, and only if, Executive is employed on the corresponding date: March 15, 2001; March 15, 2002; March 15, 2003; March 15, 2004.

Any Repayment called for under this Agreement shall be made to the Company within fourteen (14) days of the Executive's last day of employment by the Company; alternatively, at the Company's sole discretion, any required loan repayment or interest payment may be satisfied, in whole or in part, by the Company offsetting that obligation against any amounts owing to the Executive by the Company.

5.   TERM OF EMPLOYMENT; TERMINATION.

(a) Term. The term of this Agreement shall commence effective as of March 16, 2000 ("Effective Date") and continue to March 15, 2004. The term of this Agreement shall be automatically extended for successive twelve-month periods unless, at least ninety (90) days prior to the expiration of the then current term, either party gives notice to the other that the term of this Agreement will not be so extended.

(b) Termination. Notwithstanding anything to the contrary contained in this Agreement, the Executive's employment under this Agreement may be terminated as follows:

      (i)   Death.   The   Executive's   employment   hereunder   shall
terminate upon his death.

      (ii) Disability. In the event that two (2) licensed physicians shall have certified in writing that the Executive has been unable or will be unable to perform his duties hereunder by reason of illness, incapacity or other physical or mental disability for a period of twelve (12) consecutive months, the Company may terminate the Executive's employment hereunder by reason of disability.

      (iii) Cause. The Company may terminate the Executive's employment hereunder for cause. For the purposes of this Agreement, the Company shall have "cause" to terminate the Executive's employment hereunder upon the Executive's (A) willful and continued failure to substantially perform his duties hereunder, other than any such failure resulting from the Executive's incapacity due to physical or mental illness; (B) fraud, embezzlement, or other intentional misappropriation from the Company; (C) conviction of a felony involving moral turpitude; (D) any other conduct involving fraud, gross negligence or willful misconduct, or other action which materially damages the reputation of the Company; or (E) default of any material obligations under this Agreement, which default is not cured within thirty (30) days after the date on which the Company gives the Executive written notice of such default.

      (iv)  Without  Cause.  The  Executive's   employment  under  this
Agreement may be terminated upon the affirmative vote of a majority of the Board at a duly held meeting thereof.

      (v) By Executive. The Executive may terminate his employment hereunder at any time by delivering written notice of termination to the Company at least ninety (90) days prior to the effective date of such termination. Any termination by the Company pursuant to Section 5(b)(ii), 5(b)(iii) or 5(b)(iv) hereof shall be communicated by written Notice of Termination to the Executive. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon, the date on which the termination shall be effective (the "Termination Date"), and, if applicable, shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

6.  COMPENSATION UPON TERMINATION OR DURING DISABILITY.

(a) Death Benefits. If the Executive dies during the term of his employment hereunder, in addition to any death benefits payable under the terms of any life insurance policies maintained by the Company on the life of the Executive, and in addition to any death benefits payable on account of the death of the Executive under the terms of any tax qualified retirement plans maintained by the Company, (1) the Company shall pay to the estate of the Executive a death benefit equal to 50% of the Executive's Base Salary at the rate in effect on the date of the Executive's death to be paid in equal installments at two week intervals over the six months following the Executive's death, plus an amount equal to all the bonuses the Executive would have received under Section 4 hereof assuming his employment had continued through the end of the next four fiscal quarters following the death to be paid on or about the date that said bonuses have historically been paid and (2) the Executive's estate shall not be required to pay any accrued interest on the Loan, and the Executive's compensation shall be Grossed-up as defined in Section 8 to account for any imputed income due to the forgiving of any accrued interest..

(b) Disability. If the Executive's employment shall be terminated pursuant to Section 5(b)(ii), the Executive shall not be required to pay any accrued interest on the Loan, and the Executive's compensation shall be Grossed-up as defined in Section 8 to account for any resulting imputed income due to the forgiving of any accrued interest.

(c)  Cause.   If  the  Executive's   employment   shall  be  terminated
pursuant to Section 5(b)(iii), (1) the Company shall pay the Executive any monthly installment of his Base Salary which is accrued and unpaid as of the Termination Date at the rate then in effect, and, thereafter, the Company shall have no further obligation to pay the Executive any additional compensation or bonuses, to provide any medical, life, disability or other insurance benefits to the Executive hereunder, to pay any retirement benefits to the Executive in excess of those provided for by the terms of the tax qualified retirement plans maintained by the Company as required by Section 6(f) hereof or to pay any other benefits provided to the Executive hereunder and (2) principal and interest of the remaining Section 4(d) loan shall be due and payable within fourteen (14) days of the Executive's last day of employment;

(d) Without Cause. If the Executive's employment shall be terminated pursuant to Section 5(b)(iv), (1) the Company shall pay to the Executive in one lump sum payment, an amount equal to one (1) times the sum of (i) his Base Salary at the rate then in effect and (ii) an amount equal to all bonuses paid by the Company to the Executive during the twelve (12) month period ending on the Termination Date and, thereafter, except as otherwise provided in this Agreement, the Company shall have no further obligation to pay the Executive any additional compensation or bonuses, to pay any retirement benefits to the Executive in excess of those provided for by the terms of the tax qualified retirement plans maintained by the Company as required by
Section 6(f) hereof or to pay any other benefits provided to the Executive hereunder and (2) the Executive shall not be required to pay any accrued interest on the Loan, and the Executive's compensation shall be Grossed-up as defined in Section 8 to account for any resulting imputed income due to the forgiving of any accrued interest.


(e) By Executive. If the Executive's employment shall be terminated pursuant to Section 5(b)(v), (1) the Company shall pay the Executive any monthly installment of his Base Salary accrued and unpaid as of the effective date of such termination at the rate then in effect, and, thereafter, the Company shall have no further obligation to pay the Executive any additional compensation or bonuses, to provide any medical, life, disability or other insurance benefits to the Executive hereunder, to pay any retirement benefits to the Executive in excess of those provided for by the terms of the tax qualified retirement plans maintained by the Company as required by Section 6(f) hereof or to pay any other benefits provided to the Executive hereunder, and (2) principal and interest of the remaining Section 4(d) loan shall be due and payable within fourteen (14) days of the Executive's last day of employment.

(f) Insurance. If the Executive's employment with the Company is terminated pursuant to the provisions of Sections 5(b)(i), or 5(b)(ii) hereof, the Company shall pay all premiums, with the beneficiary of the policy making the same contributions as the benefit plan requires at the time the benefit is provided, to maintain policies of (i) medical and life insurance for the benefit of the Executive for the remainder of the term of this Agreement;
(ii) medical insurance for the benefit of the Executive's spouse for the remainder of the term of this Agreement; and (iii) medical insurance for the benefit of the Executive's dependents during the term of this Agreement until each such dependent reaches age 21. Subject to the provisions of the last sentence of this Section 6(f), if the Executive's employment with the Company is terminated pursuant to the provisions of Section 5(b)(iv) hereof, the Company shall pay all premiums, with the beneficiary of the policy making the same contributions as the benefit plan requires at the time the benefit is provided, to maintain policies of (i) medical and life insurance for the benefit of the Executive until March 15, 2004 (ii) medical insurance for the benefit of the Executive's spouse until March 15, 2004 and (iii) medical insurance for the benefit of the Executive's dependents until each such dependent reaches age 21 or March 15, 2004, whichever occurs first for each dependent. The amount of medical and life insurance coverage provided to the Executive, and the amount of medical insurance coverage provided to the Executive's spouse and dependents shall be the same as the insurance coverage in effect for such individuals on the Termination Date. If the Executive dies during the term of this Agreement and his spouse or dependents are still living, the Company shall continue to pay all premiums needed to continue to provide medical insurance coverage for the Executive's spouse for the remainder of the Executive's spouse's life, or March 15, 2004, whichever occurs first and for each of the Executive's dependents until each such dependent reaches age 21 or March 15, 2004, whichever occurs first, at the same level of medical insurance coverage in effect for such individuals prior to the date of the Executive's death. For purposes of this Section 6(f), the term "dependents" shall have the same meaning as contained in Section 152 of the Code. The level of benefits provided hereunder (and the amount of premiums required to provide such benefits) shall be adjusted to reflect similar benefits provided from time to time to the Executive, his spouse or his dependents from all other sources, including from other employers.

7. NON-COMPETITION. In the event that the Company terminates the Executive's employment under this Agreement pursuant to Section 5(b)(iii) hereof or in the event the Executive terminates his employment pursuant to Section 5(b)(v) hereof, the Executive agrees that during a period of two (2) years after the date of termination or September 15, 2004, whichever first occurs, the Executive will not, directly or indirectly, own, manage, operate, control or participate in the ownership, management, operation or control of, or be connected as an officer, employee, partner, director or otherwise with, or have any financial interest in, or aid or assist anyone else in the conduct of, any business (a "Competitive Operation") which competes with any business conducted by the Company or with any group, division or subsidiary of the Company in any geographic area where such business is being conducted at the time of such termination. It is understood and agreed that, for the purposes of the foregoing provisions of this Section 7:

(a) No business shall be deemed to be a business conducted by the Company or any group, division or subsidiary of the Company, unless not less than 10% of the Company's consolidated gross sales and operating revenues, or net income, is derived from, or not less than 10% of the Company's consolidated assets are devoted to, such business; No business conducted by any entity which employs the Executive or in which he is interested or with which he is connected or associated shall be deemed competitive with any business conducted by the Company or any group, division, or subsidiary of the Company unless such business is one from which 10% or more of the Company's consolidated assets are devoted; and

(b) No business which is conducted by the Company at the time of the Executive's termination and which subsequently is sold or discontinued by the Company shall, subsequent to the date of such sale or discontinuance, be deemed to be a Competitive Operation within the meaning of this Section 7. Ownership by the Executive of 2% or less of the voting stock of any publicly held Company shall not constitute a violation hereof.

8.   ADDITIONAL PAYMENTS
(a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive has been designated herein as entitled to a Gross-up, then the Executive shall be entitled to receive an additional payment (a "Gross-up") in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes) the Executive retains an amount equal to the amounts entitled to the Gross-up.

(b) All  determinations  required  to be made  under  this  Section  8,
including  the  amount  of  such   Gross-up,   shall  be  made  by  any
nationally recognized firm of certified public accountants (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within 60 business days. When calculating the amount of the Gross-up, the Executive shall be deemed to pay:

               (i) Federal income taxes at the highest applicable marginal rate of Federal income taxation for the calendar year in which the Gross-up is to be made; and

               (ii) any applicable state and local income taxes at the highest applicable marginal rate of taxation for the calendar year in which the Gross-up is to be made, net of the maximum reduction in Federal income taxes which could be obtained from deduction of such state and local taxes if paid in such year.

            Any determination by the Accounting Firm shall be binding upon the Company and the Executive.

9.   AMENDMENTS.   This  Agreement  may  not  be  amended  or  modified
orally, and no provision hereof may be waived, except in a writing signed by the parties hereto.

10. ASSIGNMENT. This Agreement cannot be assigned by either party hereto except with the written consent of the other.

11. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of the personal representatives and successors in interest of the Executive. In addition, this Agreement shall be binding upon any successor (whether direct or indirect, by purchase, merger, amalgamation or otherwise) to all or substantially of the business and/or assets of the Company. The Company expressly agrees that it shall have no right, power or authority to consummate any sale of all or substantially all the business and/or assets of the Company or to consummate any merger, consolidation or other transaction as a result of which all or substantially all the business and/or assets of the Company are not owned by the Company or any of its direct or indirect wholly owned subsidiaries unless the party that will own all or substantially all the business and/or assets of the Company following the consummation of such transaction executes and delivers an agreement with the Company expressly providing for the assumption by such party of all of the Company's obligations under this Agreement; provided that, notwithstanding the foregoing, no such agreement shall be necessary to make the obligations of the Company under the terms of this Agreement binding on such successor to the business and/or assets of the Company.

12. CHOICE OF LAW. This Agreement shall be governed and construed in accordance with the laws of the Commonwealth of Kentucky applicable to contracts made and to be performed wholly within such slate except with respect to the internal affairs of the Company and its stockholders, which shall be governed by the Kentucky General Corporate Law.

13. NOTICES. All notices and other communications given pursuant to this Agreement shall be deemed to have been properly given or delivered if hand-delivered, or if mailed, by certified mail or registered mail postage prepaid, or by recognized overnight delivery service addressed to the Executive at the address set forth above or if to the Company, at the address set forth above with a copy to the attention of John M. Baumann, Corporate Counsel, 15415 Shelbyville Road, Louisville, Kentucky 40245. From time to time, either party may designate by written notice any other address or party to which such notice or communication or copies thereof shall be sent.

14. SEVERABILITY OF PROVISIONS. In case any one or more of the provisions contained in this Agreement shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby and this Agreement shall be interpreted as if such invalid, illegal or unenforceable provision was not contained herein.

IN WITNESS WHEREOF, the Executive and the Company have caused this Agreement to be executed effective as of the day and year set forth above.

                          STEEL TECHNOLOGIES INC.
                          By:
                          _____________________________
                          Merwin J. Ray,
                          Chairman of the Board
                          On behalf of the Board of Directors
                          of Steel Technologies Inc.

                          _____________________________
                          Ralph W. McIntyre, Director
                          Chairman of the Compensation Committee
                               of the Board of Directors

                          _____________________________
                          Michael J. Carroll, Director
                          President and Chief Operating Officer

                BRADFORD T. RAY (the "Executive")

                          ______________________________
                          Bradford T. Ray

                          PROMISSORY NOTE



$700,000.00
    LOUISVILLE, KENTUCKY


                March 20, 2000


         FOR VALUE RECEIVED, the undersigned Bradford T. Ray (hereinafter "Bradford T. Ray") hereby promises to pay to the order of Steel Technologies Inc., 15415 Shelbyville Road, Louisville, Kentucky 40245 (hereinafter called "Steel Technologies") the principal amount of SEVEN HUNDRED THOUSAND dollars ($700,000.00), with interest at a rate of 6.56% per annum, in the manner set forth in this Promissory Note (hereinafter "Note").

         This Note and the indebtedness evidenced hereby are being provided pursuant to the terms of the employment agreement dated March 16, 2000 between Bradford T. Ray and Steel Technologies (the "Employment Agreement").

      Principal of $175,000 and all accrued interest not forgiven pursuant to the terms of the Employment Agreement shall be due and payable on March 15, 2001.

      Principal of $175,000 and all accrued interest not forgiven pursuant to the terms of the Employment Agreement shall be due and payable on March 15, 2002.

      Principal of $175,000 and all accrued interest not forgiven pursuant to the terms of the Employment Agreement shall be due and payable on March 15, 2003.

      Principal of $175,000 and all accrued interest not forgiven pursuant to the terms of the Employment Agreement shall be due and payable on March 15, 2004.

The following shall apply to accrued interest repayment:

               (i) In the event that Bradford T. Ray remains employed by Steel Technologies up to and including March 15, 2001, Bradford T. Ray shall not be required to pay any accrued interest due on the Note as of that date.

               (ii) In the event that Bradford T. Ray remains employed by Steel Technologies up to and including March 15, 2002, Bradford T. Ray shall not be required to pay any accrued interest due on the Note as of that date.

       (iii) In the event that Bradford T. Ray remains employed by Steel Technologies up to and including March 15, 2003, Bradford T. Ray shall not be required to pay any accrued interest due on the Note as of that date.

       (iv) In the event that Bradford T. Ray remains employed by Steel Technologies up to and including March 15, 2004, Bradford T. Ray shall not be required to pay any accrued interest due on the Note as of that date.

      Any repayment called for under the Employment Agreement or this Note shall be made to Steel Technologies within fourteen
(14) business days of Bradford T. Ray's last day of employment by Steel Technologies or March 15, 2004, whichever first occurs; alternatively, at Steel Technologies' sole discretion, any required Note repayment or interest payment may be satisfied, in whole or in part, by Steel Technologies offsetting that obligation against any amounts owing to Bradford T. Ray by Steel Technologies including, but not limited to, any Retention Payment as defined in the Employment Agreement. Steel Technologies shall have the right to set off any amounts which Bradford T. Ray owes Steel Technologies hereunder against any monies which Steel Technologies or any of its subsidiaries may owe to Bradford T. Ray, of any nature whatsoever, including without limitation, any compensation and any severance owed under the Employment Agreement or any other benefit owed to or held by Bradford T. Ray as an employee of Steel Technologies or any of its subsidiaries, and Bradford T. Ray hereby agrees to and authorizes any such setoff.

         If payment of the principal on this Note is not paid in accordance with the terms aforementioned, then this Note shall be deemed to be in default and if suit is brought to collect this
Note, Steel Technologies shall be entitled to collect, in addition to any principal outstanding, all reasonable costs and expenses to include, but not necessarily be limited to, reasonable attorneys' fees and expenses.

         Presentment, notice of dishonor and protest are hereby waived by Bradford T. Ray. This Note shall be binding upon Bradford T. Ray and his heirs, executors, administrators, and legal representatives.

         No delay or omission on the part of Steel Technologies in exercising any rights hereunder shall operate as a waiver of such rights or of any other right of Steel Technologies, nor shall any delay, omission or waiver on any one occasion be deemed as a bar to or waiver of the same or any other right on any future occasion. This Note may not be changed or terminated orally.

         Bradford T. Ray shall have the right to prepay the principal of this Note, in whole or in part, at any time or times, without penalty.

         All rights and obligations hereunder shall be governed by, and construed and enforced in accordance with, the substantive laws of The Commonwealth of Kentucky, and this Note is executed as, and shall have effect of, a sealed instrument. If any provision of this transaction is inconsistent with the laws and statutes of The Commonwealth of Kentucky, the rest of the transaction shall not be affected, and that part that is not in accord with the said laws shall be adjusted to so comply.

         IN WITNESS WHEREOF, the undersigned has executed this Note as an instrument under seal effective the 20th day of March, 2000.



                          BRADFORD T. RAY


                          ______________________________
                          Bradford T. Ray



NOTARY PUBLIC

Sworn and subscribed before me this _____ day of __________, 2000



_______________________________

                           EXHIBIT 10.10(a)

           Steel Technologies, Inc. Retirement Savings Plan

The Steel Technologies, Inc. Retirement Savings Plan is designed to encourage and assist Employees in a long range program of savings. This program may be used by Employees to supplement their retirement income and may also serve to help Employees in meeting certain financial emergencies. The Plan is hereby designated a profit-sharing plan.


The Effective Date of the Plan is August 1, 1993. The Plan is hereby amended and restated as of April 1, 1999, except as otherwise specifically indicated herein. The Plan was previously restated on December 1, 1997.

                               INDEX


The provisions of this Plan are set forth in the following order:


Article 1. DEFINITIONS


Article 2. ELIGIBILITY AND PARTICIPATION


           2.1  Entry Dates and Eligibility Requirements
           2.2  Re-Employment of an Employee
           2.3  Re-Employment of a Former Participant
           2.4  Amended and Restated Plan

Article 3. CONTRIBUTIONS


           3.1  Elective Contributions
           3.2  Matching Contributions
           3.3  Non-Elective Contributions and Forfeitures
           3.4  Rollover Amounts
           3.5  Contributions Subject to Employer Discretion
           3.6  Annual Deductible Limits
           3.7  Omission of Eligible Employee
           3.8  Inclusion of Ineligible Employee

Article 4. ANNUAL ADDITIONS


           4.1  Limitations
           4.2  Qualified Plans Included in the Determination
           4.3  Maximum Permissible Amount
           4.4  Allocations Included in Annual Additions
           4.5  Allocations Not Included in Annual Additions
           4.6  Combined Plan Limitations
           4.7  Adjustments to Participant's Allocations
           4.8  Correction of Excess Annual Additions
           4.9  Compliance with Code Section 415

Article 5. NONDISCRIMINATION TESTING


           5.1  Requirements
           5.2  Actual Deferral Percentage Test
           5.3  Actual Contribution Percentage Test
           5.4  Special Rules
           5.5  Aggregate Family Group
           5.6  Multiple Use Limitation
           5.7  Corrective Actions
           5.8  Distribution of Excess Contributions and Excess
                   Aggregate Contributions
           5.9  Adjustment for Income or Loss on Excess Amounts
           5.10 Additional Requirements

Article 6. TOP HEAVY PROVISIONS


           6.1  Top Heavy Determination
           6.2  Aggregation Group
           6.3  Super Top Heavy Plans
           6.4  Key Employee and Non-Key Employee
           6.5  Minimum Contributions
           6.6  Top Heavy Vesting

Article 7. PARTICIPANT ACCOUNTS AND DIRECTED INVESTMENTS


           7.1  Participant Accounts
           7.2  Allocation of Contributions and Rollover Amounts
           7.3  Investment Election
           7.4  Transfer of Amounts between Funds
           7.5  Crediting and Debiting of Investments
           7.6  Valuation of Participant Accounts
           7.7  Administrative and Expense Charges
           7.8  Maintenance of Participant Accounts

Article 8. VESTING, FORFEITURES, AND BREAK IN SERVICE


           8.1  Vesting Schedule
           8.2  Amendment of Vesting Schedule
           8.3  Vesting Formula after a Distribution
           8.4  Non-Vested Interest upon Termination
           8.5  Application of Forfeitures
           8.6  Restoration of Forfeitures
           8.7  Suspension of Payment of Benefits


Article 9. WITHDRAWALS AND LOANS DURING PARTICIPATION


           9.1  Withdrawal Procedures
           9.2  Withdrawal of Rollover Amounts
           9.3  Hardship Withdrawals
           9.4  Amounts Cannot Be Repaid
           9.5  Loan Program

Article 10.     TERMINATION OF EMPLOYMENT PRIOR TO RETIREMENT DATE


           10.1 General
           10.2 Election of Timing of Distribution
           10.3 Earliest Distribution Date
           10.4 Automatic Immediate Distribution
           10.5 Death of a Former Participant
           10.6 Cancellation of a Participant's Account
           10.7 Unclaimed Account

Article 11.     RETIREMENT BENEFITS


           11.1 Retirement Dates
           11.2 Automatic Form of Distribution

Article 12.     DEATH BENEFITS


           12.1 Value of Death Benefit
           12.2 Election to Waive Pre-Retirement Surviving Spouse Death Benefit
           12.3 Pre-Retirement Death Benefit for Unmarried Participants
           12.4 Distribution Options of a Beneficiary

Article 13.   BENEFIT OPTIONS AND DISTRIBUTION RULES


           13.1 Payment Option
           13.2 Events Triggering Distribution
           13.3 Timing of Distribution Rules
           13.4 Direct Rollovers
           13.5 Minimum Distribution Requirements - General Rules
           13.6 Death Distribution Provisions
           13.7 Precedence of Minimum Distribution Rules

Article 14.   AMENDMENTS, TERMINATION, AND MERGERS


           14.1 Amendments
           14.2 Termination
           14.3 Merger, Consolidation, Etc., with Another Plan

Article 15.   PLAN ADMINISTRATION


           15.1 Appointment By the Employer
           15.2 Authority
           15.3 Duties
           15.4 Delegation of Duties
           15.5 Application of Funds
           15.6 Compensation and Expenses
           15.7 Information From Employer
           15.8 Resignation, Removal, and Appointment of Successor

Article 16.   BENEFIT CLAIMS PROCEDURE


           16.1 Filing a Claim for Benefits
           16.2 Timing of Decisions
           16.3 Denial of Claim
           16.4 Review Procedure

Article 17.   GENERAL PROVISIONS


           17.1 No Employment Rights Created
           17.2 Return of Contributions Under Certain Circumstances
           17.3 Exclusive Benefit Rule
           17.4 Standard of Conduct for Fiduciaries
           17.5 Gender
           17.6 Construction of Plan

Article 18.   PARTICIPATING EMPLOYERS


           18.1 Election to Become a Participating Employer
           18.2 Requirements
           18.3 Designation of Agent
           18.4 Plan Administrator's Authority
           18.5 Withdrawal of a Participating Employer

                       Article 1.  DEFINITIONS

Whenever used in the Plan, the following terms shall have the respective meanings hereinafter set forth or indicated, unless the context otherwise requires.

1.1 Affiliated Employer: The Employer and any corporation which is a member of a controlled group of corporations as defined in Code section 414(b) which includes the Employer, any trade or business (whether or not incorporated) which is under common control as defined in Code section 414(c) with the Employer, or any service organization (whether or not incorporated) which is a member of an affiliated service group as defined in Code section 414(m) which includes the Employer and any other entity required to be aggregated with the Employer pursuant to regulations under Code section 414(o).

1.2    Age:  Age at nearest birthday.

1.3 Beneficiary: The person(s) designated by the Employee as a Beneficiary under the Plan to receive death benefits. Subject to the consent requirements of Article 12, a Participant shall have the right to designate a Beneficiary for the receipt of any death benefits payable under the terms of the Plan and to change the Beneficiary from time to time. If a Beneficiary has not been so designated or if no Beneficiary survives the Participant, the Participant's Account shall be distributed in accordance with the terms of the Plan. Any designation of a Beneficiary shall also be in accordance with Code section 401(a)(9).

1.4 Benefit Starting Date: The first day on which all events have occurred which entitled the Participant to a benefit.

1.5 Board: The Employer's Board of Directors or other comparable governing body.

1.6 Code: The Internal Revenue Code of 1986, as now in effect and as hereinafter amended. Reference to any section or subsection of the Code includes reference to any comparable or succeeding provisions of any legislation which amends, supplements or replaces such section or subsection.

1.7 Compensation: The Participant's total Standard 415 Compensation from the Employer during the Plan Year for Services rendered, such as wages, salary, overtime, commissions, bonuses and other remuneration that is reportable to the federal government for the purpose of withholding federal income taxes.

For purposes of allocating Contributions, Compensation shall also include any amount that would be reportable if it were not otherwise deferred by the Participant's election to have it contributed to a plan of the Employer as an Elective Contribution.

For a Participant's first year of participation, Compensation shall be recognized as of the date the Participant enters the Plan.

In addition to other applicable limitations set forth in the Plan, and notwithstanding any other provision of the Plan to the contrary, for Plan Years beginning on or after January 1, 1994, the annual Compensation of each Employee taken into account under the Plan shall not exceed the OBRA '93 annual compensation limit. The OBRA '93 annual compensation limit is $150,000, as adjusted by the Commissioner for increases in the cost of living in accordance with Code section 401(a)(17)(B). The cost-of-living adjustment in effect for a calendar year applies to any period, not exceeding 12 months, over which Compensation is determined (determination period) beginning in such calendar year. If a determination period consists of fewer than 12 months, the OBRA '93 annual compensation limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12.

For Plan Years beginning on or after January 1, 1994, any reference in this Plan to the limitation under Code section 401(a)(17) shall mean the OBRA '93 annual compensation limit set forth in this provision.

If Compensation for any prior determination period is taken into account in determining an Employee's benefits accruing in the current Plan Year, the Compensation for that prior determination period is subject to the OBRA '93 annual compensation limit in effect for that prior determination period. For this purpose, for determination periods beginning before the first day of the first Plan Year beginning on or after January 1, 1994, the OBRA '93 annual compensation limit is $150,000.

Prior to October 1, 1997, the family member aggregation rules of Code section 414(q)(6) shall apply with respect to an affected
Participant, such Participant's Spouse and such Participant's lineal ascendants and descendants and their spouses.

1.8    Computation Period:

For the purpose of determining an Employee's eligibility to participate in the Plan, the initial eligibility Computation Period shall be the 12-consecutive month period beginning with an Employee's Employment Commencement Date (or, if applicable, his Re-Employment Commencement Date). The succeeding eligibility Computation Period shall shift to the current Plan Year which includes the anniversary of an Employee's Employment Commencement Date (or, if applicable, his Re-Employment Commencement Date). Thereafter, the eligibility Computation Period shall be the 12-consecutive month period ending on the last day of the Plan Year.

For the purpose of determining a Participant's vested interest, as described in Article 8, the vesting Computation Period shall be the 12-consecutive month period ending on the last day of the Plan Year.

1.9    Contributions:  Employer Contributions.

1.10 Deposit Account: An account in which the Employer shall hold any funds released in connection with the reduction, adjustment, or termination of any Participant's Account, or other transaction involving the Plan and to which no Participant, former Participant or Beneficiary shall be entitled.

1.11 Disability: A Participant's total and permanent disability as a result of disease or bodily injury so as to render the Participant incapable of engaging in any substantial gainful activity by reason of any medically determinable physical or mental impairment or impairments that can be expected to result in death or that has lasted or can be expected to last for a continuous period of not less than twelve (12) months, provided that the Participant is eligible for and receives disability benefits under the Social Security Act.
The Plan Administrator shall have the exclusive right of determining, with the assistance of a competent physician whether a Participant has suffered Disability. A certificate to that effect, executed by the Plan Administrator and supported by the affidavit of an examining physician, shall be sufficient evidence of such fact and may be so accepted by the Plan Administrator without further inquiry, provided that all Participants under similar circumstances shall be treated alike.

1.12 Disability Retirement Date: The first day of the calendar month following the month during which the Plan Administrator makes a determination that a Participant's incapacity is a Disability.

1.13 Early Retirement Date: The first day of the calendar month (prior to his Normal Retirement Age) coincident with or next following the termination of Service of a Participant who has attained age 55 and completed 10 Years of Service.

1.14   Effective Date:  August 1, 1993.

1.15 Elective Contributions: Employer Contributions made to the Plan at the election of the Participant in lieu of cash compensation pursuant to a written salary reduction agreement. Elective Contributions are subject to the dollar limitation contained in Code section 402(g), are nonforfeitable when made, are distributable only as described in Regulation 1.401(k)-1(d), and are required to satisfy the nondiscrimination requirements of Regulation 1.401(k)-1(b)(3), the provisions of which are specifically incorporated herein by reference. With respect to any taxable year, a Participant's
Elective Contributions are the sum of all Employer contributions made on behalf of such Participant pursuant to an election to defer under any qualified cash or deferred arrangement as described in Code section 401(k), any simplified employee pension cash or deferred arrangement as described in Code section 402(h)(1)(B), any eligible deferred compensation plan under Code section 457, any plan as described under Code section 501(c)(18), and any Employer contributions made on behalf of a Participant for the purchase of an annuity contract under Code section 403(b) pursuant to a salary reduction agreement. Elective Contributions shall not include any deferrals properly distributed as excess annual additions.

1.16 Employee: An individual currently employed by the Employer. To the extent necessary to meet the requirements of Code section 414(n) or
(o), the term "Employee" shall include a Leased Employee.

1.17   Employee in the Eligible Class:  An Employee who is not an Excluded
Employee.

1.18 Employer: Steel Technologies, Inc. or any successor thereto, and any other member of the Affiliated Employer group which adopts this Plan.

1.19   Employer Contributions:  Elective Contributions, Qualified
Non-Elective Contributions, Matching Contributions and Non-Elective Contributions made on behalf of a Participant.

1.20 Employment Commencement Date: The first date on which the Employee is credited with an Hour of Service.

1.21   Entry Date:  January 1, April 1, July 1 and October 1 of every year.

1.22 ERISA: The Employee Retirement Income Security Act of 1974, as amended to date.

1.23 Excess Elective Contributions: Those Elective Contributions (as defined in Regulation 1.402(g)-1(e)) that are includible in a Participant's gross income under Code section 402(g) to the extent such Participant's Elective Contributions for a taxable year exceed the dollar limitation under such Code section. Excess Elective Contributions shall be treated as annual additions under the Plan, unless such amounts are distributed no later than the first April 15 following the close of the Participant's taxable year.

1.24   Excluded Employee:  An Employee who is a Leased Employee.

1.25 Fiscal Year: The 12-month period beginning on each October 1 and ending on the next following September 30.

1.26   Five Percent Owner:  Any individual within the meaning of Code section 416(i)(l)(B)(iii) who owns (or is considered as owning within the meaning of Code section 318) more than five percent of the outstanding stock of the Employer or stock possessing more than five percent of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any individual who owns more than five percent of the capital or profits interest in the Employer. In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code sections 414(b), (c), (m) and (o) shall be treated as separate employers.

1.27 Forfeiture: A Participant's non-vested interest in his Participant's Account upon his termination of Service as described in Article 8.

1.28 414(s) Compensation: For the purpose of testing nondiscrimination in the Plan, 414(s) Compensation shall mean a Participant's Compensation plus any amounts that would be paid to the Employee during the applicable period except for the Employee's election to defer such compensation under a cafeteria plan described in Code section 125, a cash or deferred arrangement described in Code section 402(e)(3), a simplified employee pension plan described in Code section
402(h)(i)(B), a tax exempt plan described in Code section 403(b), an eligible deferred compensation plan under Code section 457(b), and an employee contribution pick-up plan under Code section 414(h)(2). The amount of 414(s) Compensation with respect to an Employee shall include 414(s) Compensation for the applicable period, except that the Employer may limit the period taken into account under this method to that portion of the Plan Year in which the Employee was an "eligible Employee", provided this limit is applied uniformly to all eligible Employees under the Plan (or portion thereof). For purposes of Code section 401(k) or 401(m), "eligible Employee" is as described in Regulations 1.402(k)-1(g)(4) and 1.401(m)-(f)(4).

1.29 415 Compensation: Compensation used to determine (a) the maximum permissible annual additions with respect to a Participant for a Limitation Year under Code section 415 pursuant to Article 4 of the Plan, (b) the identity of a Highly Compensated Employee as described in Code section 414(q), (c) the identity of a key Employee as described in Code section 416(i)(l) pursuant to Article 6 of the Plan, and (d) the required Minimum Contribution as described in Code section 416(c)(2). Effective January 1, 1998, 415 Compensation shall include deferrals under Code section 402(g)(3) and amounts contributed or deferred under Code section 125 or Code section 457 by the Employer at the Employee's election that are not includible in the Employee's gross income.

      415 Compensation for any Limitation Year is the compensation actually paid or includible in gross income during such year.

      Prior  to  January  1,  1998,  415  Compensation   shall  exclude
      deferrals under Code section 402(g)(3) and amounts contributed or deferred under Code section 125 or Code section 457.

1.30   Hardship Withdrawal:

A distribution from a Participant's Account that is necessary to satisfy an immediate and heavy financial need of a Participant. The Employer shall, in accordance with uniform and non-discriminatory standards herein set forth in the Plan, determine the existence of financial hardship and the amount to be withdrawn to alleviate such hardship. A withdrawal will be deemed to be made on account of an immediate and heavy financial need if it is made on account of:

Expenses for medical care (as described in Code section 213(d)) incurred by the Participant, his Spouse or any of his dependents (as defined in Code section 152) or necessary for these persons to obtain such medical care; or

Costs directly related to the purchase (excluding mortgage payments) of a principal residence for the Participant; or

Payment of tuition and related educational fees for the next 12 months of post-secondary education for the Participant, his Spouse, children or dependents; or

The need to prevent the eviction of the Participant from his principal residence or foreclosure on the mortgage of the Participant's principal residence; or
Any other expense deemed a hardship by the Commissioner of Internal Revenue as set forth in a Revenue Ruling, Notice or other document of general applicability.

A withdrawal will be deemed to be necessary to satisfy the Participant's financial need if all the following requirements are satisfied:

The withdrawal is not in excess of the amount of the Participant's immediate and heavy financial need (including amounts necessary to pay any federal, state or local income taxes or penalties reasonably anticipated to result from the distribution);

The Participant has obtained all distributions, other than hardship distributions, and all non-taxable loans currently available under all plans maintained by the Employer;

Elective Contributions and Employee Contributions made on behalf of the Participant under the Plan and all other plans (as described in Regulation 1.401(k)-1(d)(2)(iv)(B)(4)) maintained by the Affiliated Employer are suspended for a period of 12 months commencing as of the date of receipt of the Hardship Withdrawal; and

The amount of Elective Contributions made on behalf of a Participant under the Plan and all other plans maintained by the Affiliated Employer during the Participant's taxable year immediately following the taxable year in which he has made a Hardship Withdrawal does not exceed the applicable dollar limit under Code section 402(g) for such next taxable year, less the amount of Elective Contributions made on his behalf during the taxable year in which he made the Hardship Withdrawal.

1.31   Highly Compensated Employee

Effective for years beginning after December 31, 1996, a Highly
Compensated Employee is an Employee who:

was at any time during the look-back year or the determination year a Five Percent Owner; or

an Employee who during the look-back year received 415 Compensation from the Employer (and all other entities aggregated with the Employer under Code sections 414 (b), (c), (m) and (o)) in excess of $80,000 (plus cost of living adjustments permitted under Code section 414(q)(1)).

For the purpose of identifying a Highly Compensated Employee the "determination year" shall be the Plan Year. The "look-back year" shall be the twelve-month period immediately preceding the determination year.

(c) A former Highly Compensated Employee is based on the rules applicable to determining Highly Compensated Employee status as in effect for that determination year, in accordance with proposed Regulation 1.414(q)-IT, A-4 and Notice 97-45.

(d)   In determining whether an Employee is a Highly Compensated
      Employee for years beginning in 1997, the amendments to Code section 414(q) stated above are treated as having been in effect for years beginning in 1996.

(e) Prior to October 1, 1997 the definition of Highly Compensated Employee conformed with the requirements described in Code section 414(q) as then in effect.

1.32 Hour of Service: An Hour of Service which must, as a minimum, be counted for the purposes of determining a Year of Service and a 1-Year Break in Service means:

Each hour for which an Employee is paid or entitled to payment, for the performance of duties for the Employer during the applicable
Computation Period during which the duties are performed; and

Each hour for which an Employee is paid, or entitled to payment by the Employer on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence, provided no more than 501 Hours of Service are required to be credited under this paragraph to an Employee on account of any single continuous period (whether or not such period occurs in a single Computation Period). Hours under this paragraph will be calculated and credited pursuant to Department of Labor regulation 2530.200b-2 which is incorporated herein by reference; and

Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer. Such hours will be credited to the Employee for the Computation Period or Periods to which the award or agreement pertains rather than the Computation Period in which the award agreement or payment is made. The same Hours of Service shall not be credited under both subparagraph (a) or subparagraph (b) as the case may be, and under this subparagraph
(c). Hours of Service will be credited for employment with the Affiliated Employer. Hours of Service will also be credited for any individual considered an Employee for purposes of this Plan under Code section 414(n) or Code section 414(o) and the Regulations thereunder.

For purposes of determining whether a 1-Year Break in Service for participation and vesting purposes has occurred in a Computation Period, the Plan must also treat as an Hour of Service each hour for which an Employee is absent due to a paid or unpaid maternity or paternity absence from work if such absence is caused by pregnancy of the Employee, birth of a child of the Employee, placement of a child with the Employee in connection with the adoption of such child by such Employee, or caring of such child for a period beginning immediately following such birth or placement. Up to 501 Hours of Service may be credited only in the year in which the maternity or paternity absence begins if the Employee would be prevented from incurring a 1-Year Break in Service by sole virtue of these service credits or, in any other case, in the immediately following year. No credit will be given for a maternity or paternity absence unless the Employee furnishes to the Plan Administrator such timely information as the Plan Administrator may reasonably require to establish that the absence from work is due to one of the reasons listed above, and the number of days for which there was such an absence.

The provisions of Department of Labor regulation 2530.2006-2 are incorporated herein by reference.

Hours of Service shall be determined on the basis of actual hours for which an Employee is paid or entitled to payment. Any records of the Employer, such as payroll records, which accurately reflect Hours of Service may be used to determine the Hours of Service creditable to a particular Employee.

1.33 Investment Fund: Any fund in which investment is permitted by the Plan.

1.34 Leased Employee: Any individual (other than an Employee of the Employer) who, pursuant to an agreement between the Employer and any other entity ("leasing organization"), has performed services for the Employer (or for the Employer and related persons determined in accordance with Code section 414(n)(6)) on a substantially full time basis for a period of at least one year, and, effective for years beginning after December 31, 1996, such services are performed under the primary direction or control of the Employer.

Contributions or benefits provided for a Leased Employee by the leasing organization which are attributable to services performed for the Employer shall be treated as provided by the Employer.

A Leased Employee shall not be considered an Employee of the Employer if:

such Employee is covered by a money purchase pension plan providing a nonintegrated employer contribution rate of at least 10 percent of 415 Compensation, including amounts contributed pursuant to a salary reduction agreement which are excludable for the Employee's gross income under section 125, section 402(e)(3), section 402(h)(1)(B) or section 403(b) of the Code; immediate participation; and full and immediate vesting; and

Leased Employees do not constitute more than 20 percent of the Affiliated Employer's non-highly compensated work force (as set forth in Code section 414(n)(5)(C)). Clause (1) shall not apply to any individual whose 415 Compensation from the leasing organization in each Plan Year during the four-year period ending with the relevant Plan Year is less than $1,000.

(c)   Prior  to  October  1,  1997,   such  services  were  of  a  type
      historically performed by employees in the business field of the employer.

1.35   Limitation Year:  The Plan Year.

1.36 Matching Contributions: Employer Contributions made on behalf of a Participant on account of a Participant's Elective Contributions, in accordance with Article 3. Matching Contributions are subject to the vesting schedules described in Article 8 and Article 6 and are required to satisfy the actual contribution percentage test described in Article 5. Any Forfeitures reallocated as Matching Contributions will be considered a Matching Contribution for purposes of the Plan.

1.37 Minimum Contributions: Non-Elective Contributions required to be made in accordance with Article 6 on behalf of certain eligible
Participants who are non-key Employees in any Plan Year in which the Plan is top heavy.

1.38 Net Profits: The Employer's income or profits for a year as shown upon the statement of the independent auditors of the Employer for said year without any reduction for taxes based upon income or for Employer Contributions to this Plan and any other qualified plan.

1.39 Non-Elective Contributions: Employer Contributions made on behalf of a Participant in accordance with Article 3 and Article 6.
Non-Elective Contributions are subject to the vesting schedules described in Article 8 and Article 6. Any Forfeitures reallocated as Non-Elective Contributions will be considered a Non-Elective
Contribution for purposes of the Plan.

1.40 Non-Highly Compensated Employee: An Employee of the Affiliated Employer who is not a Highly Compensated Employee.

1.41   Normal Retirement Age:

Age 60 with respect to a Participant who accrued monies under the Atlantic Coil Processing Profit Sharing 401(k) Plan; and

Age 65 with respect to all other Participants.

1.42 Normal Retirement Date: The first day of the calendar month coincident with or next following the date a Participant attains his Normal Retirement Age.

1.43 1-Year Break in Service: An eligibility Computation Period or vesting Computation Period during which the Participant does not complete more than 500 Hours of Service.

1.44 Participant: Any Employee or former Employee who is participating in the Plan in accordance with its provisions. The term "Participant" shall include an inactive Participant, if applicable, a former
Participant and an alternate payee as described in Code section
414(p), except that such Participant or alternate payee shall not be entitled to have any Contributions and, if applicable, Forfeitures made on his behalf. For the purpose of a nondiscrimination test as described in
Article 5, if an Elective Contribution or, if applicable, an Employee Contribution is required as a condition of participation in the Plan, then any Employee who could be a Participant in the Plan shall be treated as an eligible Participant on behalf of whom no Contributions have been made.

1.45 Participant's Account: The individual account maintained for a Participant in accordance with the terms of the Plan, as described in
Article 7.

1.46   Plan:  Steel Technologies, Inc. Retirement Savings Plan.

The Plan is designed to qualify as a profit-sharing plan for purposes of Code section 401(a) and include a qualified cash or deferred arrangement under Code section 401(k).

1.47 Plan Administrator: The Employer or any individual(s) or entity designated in writing by the Employer and any successor thereto.

1.48 Plan Year: The 12 consecutive month period beginning on October 1 and ending on the next following September 30.

1.49 Postponed Retirement Date: The first day of the month coinciding with or next following the date a Participant is separated from Service with the Employer after his Normal Retirement Date for any reason other than death.

1.50 Qualified Domestic Relations Order: Any judgment, decree or order made pursuant to a state's domestic relations law (within the meaning of Code section 414(p)), which relates to provision of child support, alimony payments or marital property rights to an alternate payee of a Participant. Upon receipt of a domestic relations order, the Plan Administrator shall promptly notify the Participant and any other alternate payee of the receipt of such order and the Plan's procedures for determining the qualified status of the domestic relations order. An alternate payee is a Spouse, former Spouse, child or other dependent of a Participant who is recognized by a domestic relations order as having a right to receive all or a portion of the benefits payable under a plan with respect to such Participant. Distributions to an alternate payee pursuant to a Qualified Domestic Relations Order shall be made without respect to the age or employment status of the Participant.

1.51 Qualified Non-Elective Contributions: Employer Contributions made to the Plan in Article 5. Qualified Non-Elective Contributions are nonforfeitable when made and are distributable only as described in Regulation 1.401(k)-1(d). If necessary, the Employer may elect to use Qualified Non-Elective Contributions to satisfy either the actual deferral percentage test or the actual contribution percentage test, if applicable, both of which are described in Article 5.

1.52 Re-Employment Commencement Date: The first day following a 1-Year Break in Service on which the Employee is credited with an Hour of Service.

1.53 Regulation: An Income Tax Regulation as promulgated by the Secretary of the Treasury or his delegate, and as amended from time to time.

1.54 Retirement Date: The date a Participant attains his Normal Retirement Date, Postponed Retirement Date, Early Retirement Date or Disability Retirement Date, whichever is applicable to a Participant.

1.55 Rollover Amounts: Any contributions made to the Plan pursuant to Code sections 402(c) and 408(d), in accordance with Article 3.

1.56   Service:  A period of uninterrupted employment with the Employer.

Unless employment is actually terminated, temporary absence for a period authorized by the Employer because of disability, sickness or injury, or absence for any period during an authorized vacation, leave of absence or layoff, or by reason of jury duty, or by reason of service with the armed forces of the United States of America to the extent provided below, shall not be construed as interrupting Service and shall be included in determining length of Service with the Employer. The Employer's leave of absence policy shall be granted in a uniform and nondiscriminatory manner with respect to all Participants under similar circumstances.

If the employment of an Employee is actually terminated or interrupted for any reason other than for service with the armed forces of the United States of America to the extent provided below, and if at any time he subsequently resumes employment with the Employer, he shall be treated as any other new Employee for the purposes of the Plan, except that his prior period of uninterrupted employment with the Employer shall be included in determining the length of his Service.

Effective December 12, 1994, and notwithstanding any provision of this Plan to the contrary, Contributions, benefits and Service credits with respect to qualified military service will be provided in accordance with Code section 414(u).

Any service as a sole proprietor or partner of a predecessor business organization prior to becoming an Employee of the Employer shall not be taken into consideration as Service with the Employer for the purposes of the Plan.

Any period of employment with an Affiliated Employer prior to becoming an Employee of the Employer shall be taken into consideration as Service with the Employer for purposes of the Plan.

1.57 Short Plan Year: A Plan Year of less than a twelve month period. The following rules shall apply in the event that the Plan has a Short Plan Year.

In determining whether an Employee has completed a Year of Service for allocation purposes, the number of Hours of Service shall be proportionately reduced based on the number of days in the Short Plan Year.

The determination of whether an Employee has completed a Year of Service for vesting and eligibility purposes shall be made in accordance with Department of Labor regulation 2530.203-2(c).

1.58 Spouse: The Spouse or surviving Spouse of the Participant. A former Spouse may be treated as the Spouse or surviving Spouse to the extent provided under a Qualified Domestic Relations Order as described in Code section 414(p).

1.59 Standard 415 Compensation: A Participant's earned income, wages, salaries, fees for professional services and other amounts received for personal services actually rendered in the course of employment with the Employer maintaining the Plan (including, but not limited to, commissions paid salesmen, compensation for Services on the basis of a percentage of profits, commissions on insurance premiums, tips, and bonuses) and excluding the following:

Employer contributions to a plan of deferred compensation which are not includible in the Employee's gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension plan to the extent such contributions are excludible from the Employee's gross income, or any distributions from a plan of deferred compensation;

Contributions made by the Employer to a plan of deferred compensation to the extent that all or a portion of such contributions are recharacterized as a voluntary Employee contribution;

Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by an Employee becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and

Other amounts which received special tax benefits, or contributions made by an Employer (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in Code section 403(b) (whether or not the contributions are excludible from the gross income of the Employee).

1.60 Trust Agreement: The agreement, as amended from time to time, entered into between the Employer and the Trustees to carry out the purposes of the Plan.

1.61 Trust Fund: The cash and other investments held and administered by the Trustees in accordance with the provisions of the Plan and the Trust Agreement.

1.62   Trustees:  Trustees of the Plan.

1.63 Valuation Date: Except as provided in Article 6, the last day of the Plan Year and such other dates as provided in Article 7 for valuing the assets under the Plan.

1.64   Year of Service:

An Employee shall be considered to have rendered a Year of Service if he completes at least 1,000 Hours of Service during the applicable Computation Period.

If an Employee's Service is terminated and if at any time he subsequently resumes his employment with the Employer, his prior
Years of Service shall be taken into account in computing his Years of Service subject to the following rules:

Any former Participant who, under the Plan, does not have a nonforfeitable right to any interest in the Plan resulting from Employer Contributions shall lose credits if his consecutive 1-Year Breaks in Service equal or exceed the greater of (A) five or (B) the aggregate number of his pre-break Years of Service. Such aggregate number of Years of Service before such breaks shall not include any Years of Service which are not required to be taken into account by reason of any prior break in Service.

In the case of a Participant who has five consecutive 1-Year Breaks in Service, Years of Service completed after such 5 year period shall not be taken into account for purposes of determining the nonforfeitable percentage of his account balance derived from Employer Contributions which accrued before such 5 year period.

An Employee who becomes an Excluded Employee but who remains in the employ of the Employer and who completes at least 1,000 Hours of Service during a vesting Computation Period shall accrue a Year of Service for each such vesting Computation Period.

              Article 2.  ELIGIBILITY AND PARTICIPATION

2.1   Entry Dates and Eligibility Requirements.

Each Employee in the Eligible Class shall become a Participant on the first Entry Date coincident with or next following his completion of one year of Service.

Notwithstanding the requirements set forth above, an Employee in the Eligible Class may become a Participant in the Plan solely for the purpose of contributing a Rollover Amount.

In the event that an Excluded Employee becomes an Employee in the Eligible Class, he shall become a Participant in the Plan immediately if he has satisfied the eligibility requirements set forth above.

2.2 Re-Employment of an Employee. An Employee in the Eligible Class who was not previously a Participant and who has had a 1-Year Break in Service and who, prior to that break, had satisfied the Service requirement shall become a Participant on the first Entry Date on which he again becomes an Employee in the Eligible Class.

2.3 Re-Employment of a Former Participant. An Employee in the Eligible Class who was previously a Participant whose Service with the Employer terminated shall become a Participant on the day on which he resumes Service with the Employer.

2.4 Amended and Restated Plan. All Participants under the Plan as in effect on March 31, 1999 shall continue to be Participants hereunder on April 1, 1999.

                      Article 3.  CONTRIBUTIONS

3.1 Elective Contributions. The Employer shall contribute to the Plan during the Plan Year on behalf of each Participant, as an Elective Contribution, that portion of Compensation otherwise payable by the Employer to the Participant that such Participant has elected to be deferred and contributed to the Plan in that Plan Year. In no event shall the portion of Compensation to be deferred be less than 1% of the Participant's Compensation nor more than 15% of the Participant's Compensation up to the maximum described below.

The percentage of Elective Contributions to be deferred shall be elected by the Participant in a written salary reduction agreement between the Participant and the Employer. The salary reduction agreement shall be in such form and subject to such rules as the
Employer shall prescribe. Such agreement shall specify the percentage the Participant has elected to defer and contribute to the Plan, and may be amended or terminated prospectively during the Plan Year at such times and in such manner as determined by the Employer.

The amount of Elective Contributions for any Participant under this Plan, together with the Elective Contributions (as defined in Code section 402(g)(3)) made on behalf of a Participant in any other qualified plan maintained by the Employer, shall not exceed the dollar limitation contained in Code section 402(g) in effect at the beginning of each calendar year. The Plan shall distribute to the Participant, upon notification from the Participant of the amount of Excess Elective Contributions received by the Plan, any amount in excess of such limit. Such amount shall be adjusted for gain or loss in accordance with the method used for excess contributions as described in Article 5. Notwithstanding any other provision of the Plan, such excess amount shall be distributed not later than the April 15th following the calendar year in which such excess amount is made. A Participant is deemed to notify the Plan Administrator of any Excess Elective Contributions that arise by taking into account only those Elective Contributions made to this Plan and any other plans of the Affiliated Employer.

3.2   Matching Contributions.

With respect to Participants who are Employees of Steel Technologies, Inc., the Employer shall make matching contributions each Plan Year equal to the sum of 100% of that portion of the Participant's Elective Contributions which do not exceed 3% of the Participant's Compensation plus 50% of that portion of the Participant's Elective Contributions which exceed 3% of the Participant's Compensation, but does not exceed 4.5% of the Participant's Compensation.

With respect to Participants who are Employees of Steel Technologies Carolinas, Inc., the Employer shall make matching contributions equal to 50% of that portion of the Participant's Elective Contributions which do not exceed 4% of the Participant's Compensation.

In no event shall the Matching Contribution be made on behalf of a Participant who is an Employee of the Canton, Michigan facility and whose employment is governed by a collective bargaining agreement.

3.3   Non-Elective Contributions.

The Employer may make a Non-Elective Contribution each Plan Year of an amount that shall be determined and authorized by resolution of the Board of Directors and announced to all Participants.

Such Non-Elective Contribution shall be allocated to each Participant in the same ratio that each Participant's Compensation bears to the total Compensation of all such Participants.

In no event shall a Non-Elective Contribution be made on behalf of a Participant who is an Employee of the Canton, Michigan facility and whose employment is governed by a collective bargaining agreement.

3.4 Rollover Amounts. The Plan may accept a Rollover Amount from a Participant provided that such amount qualifies as a Rollover Amount pursuant to Code sections 402(c) and 408(d).

The Participant shall be 100% vested in any such Rollover Amount.

The Plan may require, as a condition of accepting a Rollover Amount on behalf of a Participant, an opinion of counsel that such amount qualifies as a permitted Rollover Amount and the Employer may rely on such opinion.

The Plan may require that a Participant pay the cost of such opinion as a condition of accepting such amount.

3.5 Contributions Subject to Employer Discretion. Employer Contributions shall be made, subject to the Employer's discretion, but without regard to the Employer's current or accumulated Net Profits.

3.6 Annual Deductible Limits. In no event shall Employer Contributions made hereunder during a taxable year of the Employer exceed the annual deductible limit for Employer Contributions to a qualified profit-sharing plan as set forth in Code section 404(a)(3) as limited by Code section 404(j).

3.7 Omission of Eligible Employee. If, in any Plan Year, any Employee who should be included as a Participant is erroneously omitted and discovery of such omission is not made until after an Employer Contribution has been made, the Employer shall make a subsequent Employer Contribution, so that the omitted Employee receives a total amount which the said Employee would have received had he not been omitted. Such contribution shall be made regardless of whether or not it is deductible in whole or in part in any taxable year under applicable provisions of the Code.

3.8 Inclusion of Ineligible Employee. If, in any Plan Year, any person who should not have been included as a Participant in the Plan is erroneously included and discovery of such incorrect inclusion is not made until after an Employer  Contribution  for the year has been made,
the  Employer   shall  not  be  entitled  to  recover   such   Employer
Contribution  made with respect to the ineligible  person regardless of
whether  or  not  a  deduction  is  allowable   with  respect  to  such
contribution. In such event, the amount contributed with respect to the ineligible person shall constitute a Forfeiture for the Plan Year in which the discovery is made.

                    Article 4.  ANNUAL ADDITIONS

4.1   Limitations.   In  no  event  shall  the  amount  of  annual  additions
credited  to  a  Participant's   accounts  under  all  qualified  plans
maintained by the Affiliated  Employer,  or a welfare  benefit fund (as
defined  in  Code  section   419(e))   maintained  by  the   Affiliated
Employer,  or  an  individual  medical  account  (as  defined  in  Code section 415(1)(2)) maintained by the Affiliated Employer, exceed the maximum permissible amount (as described below) for any Limitation
Year.   Affiliated   Employers  will  be  determined  pursuant  to  the
modifications made by Code section 415(h).

4.2 Qualified Plans Included in the Determination. In determining the maximum permissible amount, the following rules shall apply with respect to multiple qualified plans:

All defined contribution plans of the Affiliated Employer (whether terminated or not) will be considered one plan.

All  defined  benefit  plans  of  the  Affiliated   Employer   (whether
terminated or not) will be considered one plan.

4.3 Maximum Permissible Amount. The maximum annual additions that may be credited to a Participant's Account in a Limitation Year is the lesser of (a) $30,000, as adjusted under Code section 415(d), or (b)
25% of the  Participant's  415  Compensation  for the Limitation  Year.
If a short Limitation Year is created because of an amendment changing the Limitation Year to a different 12 consecutive month period, the maximum permissible amount will not exceed the defined
contribution   maximum  dollar  amount   multiplied  by  the  following
fraction:

            number of months in the short Limitation Year
                               twelve

4.4   Allocations   Included  in  Annual   Additions.   Amounts  included  in
determining the annual additions for a Limitation Year shall mean the sum of the following allocations and contributions:

Affiliated Employer contributions;

Employee contributions, if applicable;

Forfeitures, if applicable;

Amounts allocated, after March 31, 1984, to an individual medical account as defined in Code section 415(l)(2) which is part of a pension or annuity plan maintained by the Affiliated Employer, if applicable; and

Additions to a separate medical benefit account which provides post-retirement benefits to key Employees (as defined in Code section 419A(d)(3)) maintained under a welfare benefit fund (as defined in Code section 419(e)) for a Participant by an Affiliated Employer, if applicable, provided that such amount is not subject to the maximum limit of 25% of 415 Compensation.

4.5   Allocations   Not   Included  in  Annual   Additions.   The   following
allocations to a Participant's Account shall not be included in determining annual additions:

Rollover Amounts;

Loan repayments made by a Participant to the Plan;

Distributions from the Plan that a re-employed Participant repays to the Plan under Code section 411(a)(7)(B);

Distributions  of  a  Participant's   mandatory  contributions  that  a
Participant repays to a plan under Code section 411(a)(3)(D);

Employee   contributions   to  a  simplified   employee   pension  plan
excludible from gross income under Code section 408(k)(6);

Transfer of funds from one qualified plan to another; and

Earnings on Contributions.

4.6 Combined Plan Limitations. If a Participant is also participating in a tax-qualified defined benefit plan maintained by the Affiliated Employer, the sum of the Participant's defined contribution plan fraction and defined benefit plan fraction, as described below, will not exceed 1.0 for any Limitation Year.

The numerator of the defined contribution fraction is the sum of the annual additions to the Participant's accounts under all defined contribution plans (whether or not terminated) maintained by the
Affiliated Employer for the current and all prior Limitation Years. The numerator also includes the annual additions attributable to the Participant's nondeductible voluntary employee contributions to any defined benefit plans, whether or not terminated, maintained by the Affiliated Employer; the annual additions attributable to all welfare benefit funds as defined in Code section 419(e) maintained by the Affiliated Employer; and the annual additions attributable to an individual medical account, as defined in Code section 415(l)(2)
maintained by the Affiliated Employer. The denominator of the defined contribution fraction is the sum of the maximum aggregate amounts for the current and all prior Limitation Years of Service with the Affiliated Employer (regardless of whether a defined contribution plan was maintained by the Affiliated Employer). The maximum aggregate amount in any Limitation Year is the lesser of 125 percent of the defined contribution dollar limitation or 35 percent of the Participant's 415 Compensation for such year.


The numerator of the defined benefit fraction is the sum of the Participant's projected annual benefits under all defined benefit plans (whether or not terminated) maintained by the Affiliated Employer and the denominator of which is the lesser of 125 percent of the dollar limitation determined for the Limitation Year under Code sections 415(b) and (d) or 140 percent of a Participant's highest average 415 Compensation for three consecutive Years of Service, including any adjustments under Code section 415(b).

4.7 Adjustments to Participant's Allocations. If the annual additions with respect to a Participant under other defined contribution plans and welfare  benefit funds  maintained by the  Affiliated  Employer are
less   than  the   maximum   permissible   amount   and  the   Employer
Contribution  that would  otherwise be  contributed or allocated to the
Participant's   Account   under  this  Plan  would   cause  the  annual
additions for the Limitation Year to exceed this limitation, the amount contributed or allocated will be reduced so that the annual additions under all such plans and funds for the Limitation Year will equal the maximum permissible amount. If the annual additions with respect to the Participant under such other defined contribution plans and welfare benefit funds in the aggregate are equal to or greater than the maximum permissible amount, no amount will be contributed or allocated to the Participant's Account under this Plan for the Limitation Year.

4.8 Correction of Excess Annual Additions. If the annual additions made with respect to a Participant in any Limitation Year would exceed the
Code  section  415  limitation  due  to  a  reasonable   error  in  the
estimation of a Participant's 415  Compensation,  or a reasonable error in determining  the amount of Elective  Contributions  that may be made with  respect to an  individual  under the limits of Code  section 415,
or  the  allocation  of   Forfeitures,   or  other  limited  facts  and
circumstances that the Commissioner of Internal Revenue Service finds justify the availability of this Section, then the following steps shall be taken, in the order indicated, until such excess ceases to exist:

Any unmatched nondeductible Employee contributions (with any gains thereon), to the extent such contributions would reduce the excess amount, will be returned to the Participant;

Any unmatched Elective contributions (with any gains thereon), to the extent such contributions would reduce the excess amount, will be returned to the Participant;

Any matched nondeductible Employee Contributions (with any gains thereon), to the extent such contributions would reduce the excess amount, will be returned to the Participant. Simultaneously, any Employer matching contributions (with any gains thereon) that relate to these nondeductible Employee contributions, to the extent such contributions would reduce the excess amount, will be treated as follows: if the Participant is covered by the Plan at the end of the Limitation Year, such excess amount in the Participant's Account will be used to reduce Employer Contributions for such Participant in the next Limitation Year, and succeeding Limitation Years, as necessary. If the Participant is not covered by the Plan at the end of the Limitation Year, such excess amount will be held unallocated in a suspense account and used to reduce Employer Contributions for the next Limitation Year (and succeeding Limitation Years, as necessary) for all of the remaining Participants in the Plan;

Any matched Elective Contributions (with any gains thereon), to the extent such contributions would reduce the excess amount, will be returned to the Participant. Simultaneously, any Employer matching contributions (with any gains thereon) that relate to these Elective Contributions, to the extent such contributions would reduce the excess amount, will be treated in accordance with the same procedure which is applied to the Employer matching contributions (with any gains thereon) under the preceding subparagraph (c);

If, after the application of subparagraphs (a), (b), (c), and (d), an excess amount still exists and the Participant is covered by the Plan at the end of the Limitation Year, the excess amount in the Participant's Account will be used to reduce Employer Contributions for such Participant in the next Limitation Year, and each succeeding Limitation Year, as necessary;

If, after the application of subparagraphs (a), (b), (c), and (d), an excess amount still exists and the Participant is not covered by the Plan at the end of the Limitation Year, the excess amount will be held unallocated in a suspense account, and used to reduce Employer Contributions for the next Limitation Year, and succeeding Limitation Years, as necessary, for all of the remaining Participants in the Plan;

If a suspense account is in existence at any time during a Limitation Year pursuant to this Section, it will not participate in the allocation of investment gains and losses. If a suspense account is in existence at any time during a particular Limitation Year, all amounts in the suspense account must be allocated and reallocated to Participants' Accounts before any Employer Contributions or any Employee contributions, if applicable, which would constitute annual additions may be made to the Plan for that Limitation Year. Excess amounts attributable to Employer Contributions (other than Elective Contributions) may not be distributed to Participants or former Participants.

4.9 Compliance with Code Section 415. Notwithstanding anything contained in this Article to the contrary, the limitations, adjustments and other requirements prescribed in this Article shall at all times comply with the provisions of Code section 415 and the Regulations thereunder, the terms of which are specifically incorporated herein by reference.

                Article 5.  NONDISCRIMINATION TESTING

5.1 Requirements. In order that Contributions made under the Plan do not discriminate in favor of Highly Compensated Employees, the actual
deferral   percentage   test  in  Code   section   401(k)(3)   and,  if
applicable, the actual contribution percentage test in Code section 401(m) shall be met each year. Insofar as is permissible, the provisions of Code sections 401(k)(3) and 401(m) and the Regulations thereof are incorporated herein by reference. The determination and
treatment   of  the   actual   deferral   percentage   and  the  actual
contribution percentage shall satisfy such other requirements as may be prescribed by the Secretary of Treasury.

5.2 Actual Deferral Percentage Test. The actual deferral percentage for the Highly Compensated Employee group is limited as follows:

      (a)  Employer  Contributions on behalf of the Highly  Compensated
           Employee group in any Plan Year shall be limited as provided below, so that the actual deferral percentage for the Highly Compensated Employee group for the current Plan Year does not exceed the actual deferral percentage for the Non-Highly Compensated Employee group for the current Plan Year by the greater of:

           (1)  one hundred twenty five percent (125%); or

           (2) the lesser of two (2) percentage points or two hundred percent (200%).

      (b) If the Employer wishes to change the testing method of the Non-Highly Compensated Employee group provided for under
           Section 5.2(a), such testing method may only be changed if the Plan meets the requirements for changing to prior year testing set forth in Notice 98-1 (or any superseding guidance).

      (c)  Employer Contributions shall include:

           (1) Any Elective Contributions (including Excess Elective Contributions of Highly Compensated Employees) that arise solely from Elective Contributions made under this Plan or other plans of the Employer.

           (2) Elective Contributions that are taken into account in the actual contribution percentage test provided the actual deferral percentage test is satisfied both with and without including such Elective Contributions.

           (3)  At  the  election  of  the   Employer,   any  Qualified
             Non-Elective    Contributions   or   qualified    matching
             contributions.

5.3   Actual   Contribution   Percentage   Test.   The  actual   contribution
percentage for the Highly Compensated Employee group is limited as follows:


Employer Contributions on behalf of the Highly Compensated Employee group in any Plan Year shall be limited as provided below, so that the actual contribution percentage for the Highly Compensated Employee group for the current Plan Year does not exceed the actual contribution percentage for the Non-Highly Compensated Employee group for the current Plan Year by the greater of:

one hundred twenty five percent (125%); or

the lesser of two (2) percentage points or two hundred percent (200%).

If the Employer wishes to change the testing method of the Non-Highly Compensated Employee group provided for under Section 5.3(a), such testing method may only be changed if the Plan meets the requirements for changing to prior year testing set forth in Notice 98-1 (or any superceding guidance).

The "contribution percentage amounts" shall mean the sum of any employee contributions, matching contributions, and qualified matching contributions (to the extent not taken into account for purposes of the actual deferral percentage) made under the Plan on behalf of a Participant for the Plan Year.

Such contribution percentage amounts shall not include matching contributions that are forfeited either to correct excess aggregate contributions (as described below) or because the contributions to which they relate are Excess Elective Contributions, excess contributions or excess aggregate contributions.

Such contribution percentage amounts may include Elective
Contributions and Qualified Non-Elective Contributions that meet the applicable requirements of the Regulations under Code section
401(k). The actual deferral percentage test must be met before Elective Contributions can be used as contribution percentage amounts.

Plans may be aggregated in order to satisfy Code section 401(m) only if they have the same plan year and use the same actual contribution percentage testing method.

5.4   Special Rules.

The actual deferral percentage for any eligible Participant who is a Highly Compensated Employee for the Plan Year and who is eligible to have Elective Contributions and any other contributions necessary to satisfy the tests allocated to his accounts under two or more arrangements described in Code section 401(k) that are maintained by the Affiliated Employer shall be determined as if all such contributions were made under a single arrangement.

If a Highly Compensated Employee participates in two or more cash or deferred arrangements that have different plan years, all cash or deferred arrangements ending with or within the same calendar year shall be treated as one cash or deferred arrangement with respect to such Employee. Notwithstanding the foregoing, certain plans shall be treated as separate if mandatorily disaggregated in Regulations under Code section 401(k).

In the event that the Plan satisfies the requirements of Code sections 401(a)(4), 401(k) and/or 401(m), or 410(b) only if aggregated with one or more other plans or, if one or more other plans satisfy the requirements of Code sections 401(a)(4), 401(k) and/or 401(m), or 410(b) only if aggregated with this Plan, the actual deferral percentages and/or the actual contribution percentages of eligible Participants shall be determined as if all such plans were a single plan. Plans may be aggregated to satisfy Code sections 401(k) and 401(m) only if they have the same plan year.

The actual contribution percentage for any Participant who is a Highly Compensated Employee for the Plan Year and who is eligible to have Employee contributions, matching contributions (or, as applicable, qualified matching contributions or Qualified Non-Elective Contributions or Elective Contributions treated as matching contributions for the Plan Year) allocated to his accounts under two or more plans maintained by the Affiliated Employer, shall be determined as if the total of such contribution percentage amounts was made under one plan, unless disaggregation is required by Regulations under Code section 401(m). If a Highly Compensated Employee participates in two or more plans that have different plan years, this Subsection (b) is applied by treating all plans whose plan years end with or within the same calendar year as a single plan.

5.5 Multiple Use Limitation. In order to prevent the multiple use of the alternative limit as described in Code section 401(m)(9)(A), the provisions of Regulation 1.401(m)-2(b) are incorporated herein by reference.  In the event that the multiple use  limitation  is not met, the  required  reduction  shall be treated  as an excess  contribution.
The amount of the  reduction of the actual  deferral  percentage of the
entire  group  of  Highly   Compensated   Employees   eligible  in  the
arrangement subject to Code section 401(k) shall be calculated in the manner described in Regulation 1.401(k)-1(f)(2). Instead of making this  reduction,  the  Employer  may  eliminate  such  multiple  use by
making   Qualified   Non-Elective   Contributions  in  accordance  with
Regulation 1.401(k)-1(b)(5) and (f)(1).

5.6   Corrective   Actions.   In  any  Plan  Year  in  which   the   Employer
determines that Contributions in excess of the above limitations of this Article 5 have been made to the Plan, the Employer shall correct such excess by either of the following methods, or a combination thereof:

The Employer may make a Qualified Non-Elective Contribution on behalf of any or all Non-Highly Compensated Employees who are eligible Employees under the cash or deferred arrangement or Plan being tested. Such contribution shall be allocated to the Participant's Account of such an individual in the same ratio that his 414(s) Compensation bears to the total 414(s) Compensation of all Non-Highly Compensated Employees eligible to participate in the Plan. For purposes of this allocation, the term "eligible Employee" is as defined in Regulations under Code section 401(k) or 401(m), as applicable.

Any contribution made on behalf of a Participant who is a Highly Compensated Employee that is designated by the Employer as an excess contribution or excess aggregate contribution (as described below), adjusted for gain or loss, shall within 2 1/2 months, but in no event later than 12 months following the close of the Plan Year in which the Employer determines such excess contribution or excess aggregate contribution was made, be distributed to the Participant; or, if forfeitable, be forfeited.

5.7   Distribution   of   Excess    Contributions    and   Excess   Aggregate
Contributions. In the event that an Employer does not correct a deficient actual deferral percentage test or actual contribution percentage test, if applicable, by means of a Qualified Non-Elective Contribution and notwithstanding any other provisions of this Plan, the following rules shall apply:

Excess contributions, plus any income and minus any loss allocable thereto, shall be distributed no later than the last day of each Plan Year to Participants to whose accounts such excess contributions were allocated for the preceding Plan Year. Excess aggregate contributions, plus any income and minus any loss allocable thereto, shall be forfeited if forfeitable; or, if not forfeitable, distributed no later than the last day of each Plan Year to
Participants to whose accounts such excess aggregate contributions were allocated for the preceding Plan Year. If such excess contributions and, if applicable, excess aggregate contributions are distributed more than 2 1/2 months after the last day of the Plan Year in which such excess amounts arose, a ten percent excise tax
will  be  imposed   with  respect  to  such  amounts  on  the  Employer
maintaining the plan.

Effective with the 1997 Plan Year, excess contributions and/or excess aggregate contributions are allocated to the Highly Compensated Employees with the largest amounts of such applicable contributions taken into account in calculating the actual deferral percentage test and actual contribution percentage test for the year in which the excess arose, beginning with the Highly Compensated Employee with the largest amount of such applicable contributions and continuing in descending order until all the excess contributions and/or excess aggregate contributions have been allocated. For purposes of the preceding sentence, the "largest amount" is determined after distribution of any excess contributions and/or excess aggregate contributions.

Excess contributions and excess aggregate contributions shall be treated as annual additions under the Plan.

Such excess amounts shall have the following meanings:

"Excess contributions" shall mean, with respect to any Plan Year, the excess of:

the aggregate amount of Employer Contributions actually taken into account in computing the actual deferral percentage of Highly
Compensated Employees for such Plan Year, over

the maximum amount of such contributions permitted by the actual deferral percentage test (determined by reducing contributions made on behalf of Highly Compensated Employees in order of the actual deferral percentages, beginning with the highest of such percentages).

"Excess aggregate contributions" shall mean, with respect to any Plan Year, the excess of:

The aggregate contribution percentage amounts taken into account in computing the numerator of the contribution percentage actually made on behalf of Highly Compensated Employees for such Plan Year, over

The maximum contribution percentage amounts permitted by the actual contribution percentage test (determined by reducing contributions made on behalf of Highly Compensated Employees in order of the actual contribution percentages beginning with the highest of such percentages).

Excess contributions (with any gains thereon) with regard to a Plan Year shall be distributed as follows:

first, from unmatched Elective Contributions; and then, if applicable,

from any matched Elective Contributions; any matching contributions (even if qualified) that relate to such Elective Contributions shall be forfeited; and finally, if applicable,

from any Qualified Non-Elective Contributions only to the extent that excess contributions exceed the balance in the Participant's Account attributable to Elective Contributions and matching contributions.

Excess aggregate contributions (with any gains thereon) with regard to a Plan Year, shall be distributed (or, where indicated below, forfeited) as follows:

first, if applicable, any matching contributions (even if qualified) that relate to Elective Contributions distributed pursuant to the above subsection shall be forfeited; and then, if applicable,

from any unmatched Employee contributions; and then, if applicable,

from any unmatched Elective Contributions used to satisfy the actual contribution percentage test; and then, if applicable,

from any matched Employee contributions; any matching contributions (even if qualified) that relate to such matched Employee contributions shall be forfeited; and then, if applicable,

from any remaining matching contributions (even if qualified); and then, if applicable,

from any Qualified Non-Elective Contributions.

The amount of excess contributions to be distributed with respect to an Employee for a Plan Year shall be reduced by any Excess Elective Contributions previously distributed to the Employee for the Employee's taxable year ending with or within the same Plan Year in accordance with Code section 402(g)(3). The amount of Excess Elective Contributions to be distributed for a taxable year will be reduced by excess contributions previously distributed for the Plan Year beginning with or within such taxable year.

5.8   Adjustment   for   Income   or   Loss   on   Excess   Amounts.   Excess
contributions or, if applicable, excess aggregate contributions shall be adjusted for any income or loss up to the date of distribution or Forfeiture, if applicable. Any amounts distributed in accordance with this Article shall include a proportionate share of gain or loss (hereinafter referred to as allocable income) for the Plan Year in which the excess amounts arose and for the period measured from the beginning of the next Plan Year to the date of distribution or Forfeiture, if applicable (hereinafter referred to as "gap period"). Allocable income for the "gap period" shall be deemed to equal ten percent of the income allocable to excess contributions or, if applicable, excess aggregate contributions for the Plan Year of the Participant multiplied by the number of calendar months in the "gap period". For purposes of determining the number of calendar months in the "gap period", a distribution occurring on or before the fifteenth day of the month shall be treated as having been made on the last day of the preceding month and a distribution occurring after such fifteenth day shall be treated as having been made on the first day of the next subsequent month.

5.9   Additional    Requirements.    Any    Contributions    used    in   the
nondiscrimination tests set forth in this Article and allocated to a Participant's Account under the terms of the Plan as of any date within the Plan Year must be actually paid to the Trust before the last day of the twelve-month period immediately following the Plan
Year to which such Contributions relate. The Plan Administrator shall maintain records sufficient to demonstrate satisfaction of the tests and the amount of Qualified Non-Elective Contributions or qualified matching contributions, or both, used to satisfy the actual deferral percentage test and, if applicable, the actual contribution percentage test.

                  Article 6.  TOP HEAVY PROVISIONS

6.1 Top Heavy Determination. This Plan or the aggregation group of which it is a member will be considered a top heavy plan or top heavy group for the Plan Year if the top-heavy ratio exceeds 60%. This Plan or the aggregation group of which it is a member will be considered a super top heavy plan or group for the Plan Year if the top-heavy ratio exceeds 90%.

The top-heavy ratio is the total present value of accrued benefits for key Employees under this Plan and all plans of an aggregation group (as described below) as a percentage of the total present value of accrued benefits for all Employees under this Plan and all plans of an aggregation group.

The "determination date" and "valuation date" for a Plan in its first Plan Year will be as of the last day of the Plan Year. For any Plan Year other than the first Plan Year, the determination date and the valuation date will be as of the last day of the preceding Plan Year.

The top heavy determination will be made without regard to (1) any non-key Employee who was formerly a key Employee and (2) any individual who has not been credited with at least one Hour of Service with the Employer at any time during the five year period ending on the determination date.

For the purpose of determining whether the Plan is top heavy, the accrued benefit of a Participant who is a non-key Employee in a defined benefit plan will be determined under a uniform accrual method which applies in all defined benefit plans maintained by the Employer or, where there is no such method, as if such benefit accrued not more rapidly than the slowest rate of accrual permitted under the fractional rule of Code section 411(b)(1)(C). The present value of accrued benefits includes (to the extent required by Code section 416 and the Regulations thereunder) distributions, rollovers, Employee non-deductible contributions and transfers from plans of the Employer made during the Plan Year and the preceding four Plan Years, including any distribution from a terminated plan (as described in Regulation 1.416-1,T-4) which, if it had not been terminated, would have been required to be in the aggregation group.

In determining whether this Plan is top heavy, all members of the Affiliated Employer that are aggregated under Code sections 414(b),(c), and (m) must be taken into account as a single employer for the Plan Year in question.

6.2 Aggregation Group. An aggregation group is a required aggregation group or a permissive aggregation group.

A required aggregation group is each qualified plan of the Employer in which a key Employee participates or participated at any time during the determination period (regardless of whether or not the plan has terminated) and each other qualified plan of the Employer that enables the plan in which the key Employee participates to meet the requirements of Code section 401(a)(4) or 410. In the case of a required aggregation group, each plan in the group will be considered a top heavy plan if the group is top heavy. No plan in the required aggregation group will be top heavy if the group is not top heavy.

A permissive aggregation group is all plans of the Employer that are required to be aggregated, plus one or more plans that are not part of a required aggregation group but that satisfy the requirements of Code sections 401(a)(4) and 410 when considered together with the required aggregation group. In the case of a permissive aggregation group, only a plan that is part of the required aggregation group will be considered a top heavy plan if the permissive aggregation group is a top heavy group. No plan in the permissive aggregation group will be considered a top heavy plan if the permissive aggregation group is not a top heavy group.

When aggregating plans, the value of account balances and accrued benefits will be calculated with reference to the determination dates that fall within the same calendar year.

A top heavy group means an aggregation group in which, as of the determination date, the sum of:

the present value of accrued benefits of key Employees under all defined benefit plans included in the group and the Participant accounts of key Employees under all defined contribution plans included in the group exceeds sixty percent of a similar sum determined for all Participants.

6.3 Super Top Heavy Plans. If the Plan is super top heavy and if a Participant is also participating in a defined benefit plan of the Employer, in no event shall the annual additions under this Plan and the defined benefit plan made with respect to such a Participant in any Plan Year exceed 1.0 of the defined contribution plan fraction and the defined benefit plan fraction, as described in Article 4.
The above limitation shall also apply if the Plan, although not in a super top heavy group is, in fact, top heavy, unless the Plan provides a Minimum Contribution equal to 7 1/2% of a Participant's
415 Compensation for each Plan Year the Plan is top heavy.

6.4   Key Employee and Non-Key Employee.

In determining whether or not this Plan is a top heavy plan or a member of a top heavy group, the term "key Employee" shall mean any Employee or former Employee (and the Beneficiaries of such Employees), who at any time during the Plan Year containing the determination date or the preceding four Plan Years is:

An officer of the Employer if such individual's annual 415
Compensation exceeds 50 percent of the dollar limitation under Code section 415(b)(1)(A);

An owner (or considered an owner under Code section 318) of one of the ten largest interests in the Employer if such individual's 415 Compensation exceeds 100 percent of the dollar limitation in effect under Code section 415(c)(1)(A));

A Five Percent Owner of the Employer; or

A one percent owner of the Employer who has annual 415 Compensation from the Employer of more than $150,000 as indexed.

The   determination   period   is  the   Plan   Year   containing   the
determination date and the four preceding Plan Years.

The   determination  of  who  is  a  key  Employee  shall  be  made  in accordance with Code section 416(i)(1) and the Regulations thereunder.

A "non-key Employee" is any Employee who is not a key Employee. Non-key Employees include former key Employees.

6.5 Minimum Contributions. For any Plan Year in which this Plan is a top heavy plan:

Except as otherwise provided in this Section 6.5, Employer Contributions and Forfeitures, if applicable, allocated on behalf of any Participant who is not a key Employee shall not be less than the lesser of: 3% of such Participant's 415 Compensation or, in the case where the Employer has no defined benefit plan which designates this Plan to satisfy Code section 401, the largest percentage of Employer Contributions and Forfeitures, as a percentage of the key Employee's 415 Compensation allocated on behalf of any key Employee for that year. The Minimum Contribution is determined without regard to any Social Security contribution. The Minimum Contribution shall be made even if, under other Plan provisions, such Participant would not otherwise be entitled to receive an allocation, or would have received a lesser allocation for the year, because of:

the Participant's failure to complete 1000 Hours of Service (or any equivalent provided in the Plan), or

415 Compensation of less than a stated amount, or

the Participant's failure to make Elective Contributions.

The Minimum Contribution shall not be subject to the availability of current or accumulated Net Profits.

Except as authorized by Regulation 1.416-1, no contributions used to satisfy the actual deferral percentage test or the actual contribution percentage test, both of which tests are described in
Article 5, shall be used in determining whether a non-key Employee has received the required minimum allocation.

No Minimum Contribution will be required for a non-key Employee under this Plan for any Plan Year if the Affiliated Employer maintains another qualified plan under which a minimum benefit or contribution is being accrued or made for such Employee in accordance with Code section 416(c).

6.6   Top Heavy Vesting.

For any Plan Year and all succeeding Plan Years after the Plan or aggregation group is determined to be top heavy, a Participant's vested interest in that portion of his Participant's Account that is attributable to Matching Contributions and Non-Elective Contributions shall be 100% after the completion of 3 Years of Service with the Employer.

In no event shall a Participant's vested interest be less than the percentage vested under Article 8 as of the date the top heavy provisions become effective.

      Article 7.  PARTICIPANT ACCOUNTS AND DIRECTED INVESTMENTS

7.1 Participant Accounts. A Participant's Account shall be maintained for or with respect to each Participant under the Plan. The Plan
Administrator   shall  maintain  a  separate   accounting  record  with
respect   to    Elective    Contributions,    Qualified    Non-Elective
Contributions, Matching Contributions, Non-Elective Contributions and Rollover Amounts credited to each Participant's Account, as well as of any income, expenses, gains or losses on each such separately recorded amounts.

7.2 Allocation of Contributions and Rollover Amounts. The amount of Contributions and Rollover Amounts made on each Participant's behalf shall be deposited by the Employer (except for any portion of such amounts which may be retained as an administrative or expense charge)
and  shall  be  allocated  to  the  appropriate   Investment  Funds  in
multiples of whole percentages.

7.3 Investment Election. The Participant shall elect in writing on the prescribed form the percentage of Contributions and Rollover Amounts which shall be  allocated  to each  Investment  Fund.  The  Participant
may  change  his  election  by  the  method   prescribed  by  the  Plan
Administrator.

7.4 Transfer of Amounts between Funds. The Participant may elect to transfer monies to or from any Investment Fund in accordance with the rules applicable to such Investment Fund and by the method prescribed by the Plan Administrator.

7.5   Crediting  and  Debiting  of  Investments.  Amounts  allocated  to said
accounts  on  behalf  of  a  Participant   shall  be  credited  to  his
Participant's   Account.  Any  other  credits  (including  any  income,
gains,   dividends  or  interest   credits,   if  applicable),   debits
(including any expenses or losses, if applicable), transfers or withdrawals to or from any such account shall be appropriately and equitably allocated to the Participant's Account of each Participant.

7.6 Valuation of Participant Accounts. As of the last day of each Plan Year (and at such additional times as the Employer shall determine in accordance with the provisions of the Plan and, if applicable, the
Trust),   each   Participant's   Account  shall  be  appropriately  and
equitably adjusted to reflect any dividends, interest credits, other credits or other gains, or losses on the investments and any changes in the value of investments. The value of the monies standing to the credit of a Participant in his Participant's Account shall reflect the total value of his interest in said accounts.

7.7   Administrative   and  Expense  Charges.   Administrative   and  expense
charges incurred in connection with the operation of the Plan shall be paid accordingly.

7.8 Maintenance of Participant Accounts. A Participant's Account shall be maintained for or with respect to each Participant under the Plan unless or until cancelled in accordance with the provisions of
Article 10 or Article 13.

       Article 8.  VESTING, FORFEITURES, AND BREAK IN SERVICE

8.1   Vesting  Schedule.  A Participant  shall have a vested interest of 100%
in that  portion  of his  Participant's  Account  equal to the value of
Elective  Contributions,   Qualified  Non-Elective   Contributions  and
Rollover Amounts standing to his credit in such account. Upon death, Disability or attainment of his Normal Retirement Age, a Participant shall  also  have a  vested  interest  of 100% in that  portion  of his
Participant's   Account   equal   to  the   value   of   any   Matching
Contributions and Non-Elective Contributions standing to his credit in such account. In all other cases, a Participant's vested interest in that portion of his Participant's Account attributable to Matching Contributions and Non-Elective Contributions shall be based on his Years of Service in accordance with the following schedule:

Completed Years                       Percentage of
 of Service                          Vested Interest

 Less than 5                         None
5 or more                             100%

8.2 Amendment of Vesting Schedule. If the vesting provisions of the Plan should be amended, each Participant who has completed 3 Years of Service may elect during the election period to have his vested percentage determined without regard to such amendment. The election period shall begin on the date the Plan amendment is adopted and shall end on the latest of the following dates:

The date which is 60 days after the day the Plan amendment is adopted;

The date which is 60 days after the day the Plan amendment becomes effective;

The date  which is 60 days  after  the day the  Participant  is  issued
written   notice  of  the  Plan  amendment  by  the  Employer  or  Plan
Administrator.

8.3 Vesting Formula after a Distribution. In the event a Participant receives a distribution from his Participant's Account prior to being 100% vested in that portion of his Participant's Account attributable to Matching Contributions and Non-Elective Contributions, then any future determination of his vested interest in that portion of his Participant's Account derived from such Employer Contributions shall be determined in accordance with the following formula until the Participant is 100% vested in such Employer Contributions:

          X = P (AB + D) - D
          P = vested percent at relevant time
         AB = balance of Participant's Account at relevant time
          D = amount of a prior distribution.


8.4 Non-Vested Interest upon Termination. The value of any portion of a Participant's Account which is not vested as of a Participant's termination of Service shall be forfeited and credited to the Deposit Account on the earlier of (i) the date the former Participant receives a distribution of his vested interest or (ii) the date he incurs five consecutive 1-Year Breaks in Service. A Participant who has no vested interest in his Participant's Account shall be deemed to have received an immediate distribution.

8.5   Application of Forfeitures.

Funds held in the Deposit Account which are attributable to a former Participant's non-vested interest shall be applied as follows:

To restore a Participant's Account in accordance with the provisions of Section 8.6;

To reduce expenses of the Employer incurred in the operation of the Plan, as applicable; and

To reduce future Matching Contributions and Non-Elective
Contributions, as applicable.

In the event of the termination of the Plan, any funds attributable to a former Participant's non-vested interest shall be allocated to each Participant on the date of the termination of the Plan in the same ratio as each Participant's Compensation bears to the total Compensation of all Participants.

Funds attributable to forfeited Matching Contributions credited to the Deposit Account pursuant to Article 5 and held in the Deposit Account at the end of each Plan Year, or at the date of termination of the Plan, if earlier, shall be allocated to each Non-Highly Compensated Employee who is a Participant as of the end of such Plan Year, or earlier date of termination of Plan, in the same ratio that each Non-Highly Compensated Employee's Compensation bears to the total Compensation of all such Non-Highly Compensated Employees.

8.6   Restoration of Forfeitures

Upon resumption of employment as a Participant under the Plan before 5 consecutive 1-Year Breaks in Service and before having received a distribution, such former Participant's Account shall be re-established with respect to him as a Participant and the non-vested portion of such Participant's Account, adjusted as to gains or losses, shall be reinstated.

Upon resumption of employment as a Participant under the Plan after having received a total or partial distribution, such former Participant's Account shall be re-established with respect to him as a Participant and the non-vested portion of such former Participant's Account, unadjusted as to gains or losses, shall be reinstated to his Participant's Account provided that such Participant makes full repayment of the distributed amount before the earlier of:

the close of the first period of 5 consecutive 1-Year Breaks in Service commencing after the distribution, or within 5 years following his resumption of employment with the Employer.

8.7 Suspension of Payment of Benefits. The payment of any benefits under the Plan shall be suspended for such period as the Employee is re-employed by the Employer subsequent to the commencement of payment of such benefits.

       Article 9.  WITHDRAWALS AND LOANS DURING PARTICIPATION

9.1   Withdrawal  Procedures.  A  Participant  may elect to make  withdrawals
from  his   Participant's   Account  by  written  notice  to  the  Plan
Administrator on its prescribed form at least thirty days prior to the effective date stated in the notice, unless a Participant elects to waive the thirty days as described in Section 13.3.

9.2 Withdrawal of Rollover Amounts. A Participant may withdraw from his Participant's Account all or a portion of the dollar amount and earnings thereon of his Rollover Amounts.

9.3 Hardship Withdrawals. A Participant may elect to make a Hardship Withdrawal from his Participant's Account.

Such amount shall not exceed the sum of the dollar amount of his Elective Contributions standing to his credit in such account, without Forfeiture of the non-vested portion of his Participant's Account, subject to the conditions and limitations described in the definition of Hardship Withdrawal in Article 1.

Any Participant who elects to make such Hardship Withdrawal in any amount may not make Elective Contributions to the Plan and all other plans (defined in Regulation 1.401(k)-1(d)(2)(iv)(B)(4)) of the Affiliated Employer for a period of one year from the Participant's receipt of such withdrawal.

9.4 Amounts Cannot Be Repaid. Any withdrawals made by a Participant pursuant to this Article may not be repaid to the Plan.

9.5   Loan  Program.  The Employer,  as the Plan  fiduciary  responsible  for
investing  Plan  assets,  is  explicitly   authorized  to  establish  a
Participant loan program under the Plan.

Such Participant loan program shall be contained in a separate written document which, when properly executed, is hereby incorporated by reference and made a part of the Plan. Such
Participant loan program may be modified or amended in writing from time to time without the necessity of amending this Section of the Plan.

Anything to the contrary notwithstanding, loans made under the Participant loan program shall comply with Code section 401(a)(13), Code section 401(k) and the Regulations thereunder, and Department of Labor regulation 2550.408(b)-1. No loan to any Participant or Beneficiary will be made to the extent that such loan, when added to the outstanding balance of all other loans to the Participant or Beneficiary would exceed the lesser of:

$50,000 reduced by the excess (if any) of the highest outstanding balance of loans during the one year period ending on the day before the loan is made, over the outstanding balance of loans from the plan on the date the loan is made, or one-half the present value of the nonforfeitable accrued benefit of the Participant.

For the purpose of the above limitation, all loans from all plans of the Employer and other members of a group of employers described in Code sections 414(b), 414(c), and 414(m) and (o) are aggregated. Furthermore, any loan from the Plan shall by its terms require that repayment (principal and interest) be amortized in level payments, not less frequently than quarterly, over a period not extending beyond five years from the date of the loan, unless such loan is used to acquire a dwelling unit which within a reasonable time (determined at the time the loan is made) will be used as the principal residence of the Participant.

Loan repayments will be suspended under the Plan as permitted under Code section 414(u)(4).

   Article 10.  TERMINATION OF EMPLOYMENT PRIOR TO RETIREMENT DATE

10.1 General. If a Participant terminates employment with the Employer prior to his Retirement Date, he shall be entitled to receive the
value  of  the  vested   portion  in  his   Participant's   Account  in
accordance with Article 13.

10.2 Election of Timing of Distribution . A Participant shall, as of the date of his termination of employment, elect by written notice to the Plan Administrator on its prescribed form, that the value of the vested portion of his Participant's Account be used to provide a Plan distribution to him in accordance with the payment options described in Article 13, or, except as provided below, left on deposit until, at any time before, as of, or after his Normal Retirement Date, he elects to receive a distribution in accordance with the payment options in Article 13. Any funds left on deposit are subject to the distribution rules set forth in Article 13. In the event that a Participant's election is not received by the Plan Administrator as of the date of his termination of employment, the Participant shall be deemed to have elected to leave his Participant's Account on deposit until such time as a distribution is elected or required.

10.3 Earliest Distribution Date. A Participant may not elect that the distribution of his Participant's Account commence prior to the thirty day period following his termination of employment unless the Participant elects to waive the thirty day period as described in
Section 13.3.

10.4   Automatic   Immediate    Distribution.    Notwithstanding   any   other
provision of the Plan to the contrary, in the event that the vested portion of a Participant's Account does not exceed $5,000, as of the date of a Participant's termination, then the distribution of such vested portion shall be made in the form of a lump sum payment as soon as administratively practicable. Any nonvested portion will be treated as a Forfeiture.

10.5   Death  of  a   Former   Participant.   Upon  the   death  of  a  former
Participant prior to the application of his Participant's Account to provide a Plan distribution to him, the value of the vested portion of his Participant's Account shall be applied in accordance with the provisions of Article 12 and, if applicable, Article 13.

10.6 Cancellation of a Participant's Account. Upon the total application of the Participant's Account to provide a Plan distribution with respect to the former Participant, such Participant's Account shall be cancelled and be of no further force or effect under the Plan. In no event will any Contributions or Rollover Amounts be made to the Plan on behalf of a former Participant unless the former Participant again becomes an Employee and a Participant under the Plan.

10.7 Unclaimed Account. In the event that all or any portion of the distribution payable to a Participant or his Beneficiary hereunder shall at his Normal  Retirement  Date remain unpaid solely by reason of the inability of the Plan Administrator, after sending a registered letter, return receipt requested, to the last known address, and after further diligent effort, to ascertain the whereabouts of such Participant or his Beneficiary, the amount so distributable shall be treated as a Forfeiture pursuant to the Plan. In the event a Participant or Beneficiary is located subsequent to his benefit being reallocated, such benefit shall be restored, first from Forfeitures,
if  any,  and  then  from  an  additional   Employer   contribution  if
necessary.

                  Article 11.  RETIREMENT BENEFITS

11.1 Retirement Dates. Each Participant may terminate his employment with the Employer and retire for the purposes hereof on and after his Retirement Date. Upon such event, a Participant is entitled to
receive  his  vested  Participant's   Account.   Upon  a  Participant's
Retirement  Date,  or  as  soon  thereafter  as  practical,   the  Plan
Administrator   shall  direct  the   distribution  of  all  amounts  in
accordance with Article 13.

11.2 Automatic Form of Distribution. A Participant shall receive his retirement benefit in the form of a cash distribution.

                     Article 12.  DEATH BENEFITS

12.1   Value of Death Benefit.

Upon the death of a Participant prior to his Benefit Starting Date, the deceased Participant's Beneficiary shall be entitled to receive the Participant's nonforfeitable Participant's Account balance (reduced by any security interest held by the Plan by reason of a loan outstanding to such Participant) in accordance with the payment options described in Section 13.1 and limited by the death distribution requirements described in Section 13.6. Any designation of a Beneficiary by a married Participant shall comply with Section
12.2 below.

Upon the death of a former Participant after his Benefit Starting Date, the deceased former Participant's Beneficiary shall be entitled to receive the remaining value, if any, of his Participant's Account (reduced by any security interest held by the Plan by reason of a loan outstanding to such Participant) in accordance with the payment options described in Section 13.1 and limited by the death distribution requirements described in Section 13.6.

12.2 Election to Waive Pre-Retirement Surviving Spouse Death Benefit. Each married Participant shall be deemed to have designated his Spouse as the sole Beneficiary of his pre-retirement surviving Spouse death benefit.

A Participant may waive the pre-retirement surviving Spouse death benefit by designating a specific non-Spouse Beneficiary and obtaining the signed and written consent of the Participant's Spouse, witnessed by a Plan representative or notary public, to such non-Spouse Beneficiary. Notwithstanding the foregoing, the non-Spouse Beneficiary need not be acknowledged, provided the consent of the Spouse acknowledges that the Spouse has the right to limit consent only to a specific non-Spouse Beneficiary and the Spouse voluntarily elects to relinquish such right. Any consent obtained under this provision will be valid only with respect to the Spouse who signs the consent and will be treated as being irrevocable with respect to that Spouse.

The Participant may designate a non-Spouse Beneficiary without the consent of his Spouse if it is established to the satisfaction of a Plan representative that there is no Spouse or that the Spouse cannot be located.

A Participant may, at any time prior to his Benefit Starting Date, revoke his prior waiver of the pre-retirement surviving Spouse death benefit by filing written notice of such revocation with the Plan Administrator. The number of revocations shall not be limited.

12.3   Pre-Retirement   Death  Benefit  for  Unmarried   Participants.   If  a
Participant  is unmarried at death prior to his Benefit  Starting Date, a death  benefit  shall be paid in a lump sum to his  Beneficiary.  The
amount  of  his  death   benefit  shall  be  the  total  value  of  his
Participant's Account determined as of the date of payment.

12.4 Distribution Options of a Beneficiary. The surviving Spouse may direct that payment of the death benefit be made within a reasonable period of time after the death of the Participant, but shall not be required to receive the payment prior to the date on which the Participant would have attained Normal Retirement Age.

         Article 13.  BENEFIT OPTIONS AND DISTRIBUTION RULES

13.1 Payment Option. Subject to the distribution rules of this Article, a Participant or, if applicable, a Beneficiary may elect, by written notice to the Plan Administrator on its prescribed form, that the distribution of his Participant's Account be made in a lump sum cash payment.

13.2   Events Triggering Distributions.

The only events which may trigger a distribution of Elective Deferrals (and any Qualified Non-Elective Contributions and Qualified Matching Contributions, if applicable) and the income allocable thereto are:

Death;

Disability;

Termination of employment;

Termination of the Plan without establishment or maintenance of another defined contribution plan, other than an employee stock ownership plan (as defined in Code section 4975(e) or Code section
409) or a simplified employee pension plan (as defined in Code section 408(k)), but not before the time such distribution is permitted under the terms of the applicable group annuity contract or other funding vehicle;

The date of the sale or other disposition by a corporation to an unrelated corporation of substantially all of the assets (within the meaning of Code section 409(d)(2)) used in a trade or business of such corporation if such corporation continues to maintain the Plan after disposition, but only with respect to Employees who continue employment with the corporation acquiring such assets;

The disposition by a corporation to an unrelated entity of such corporation's interest in a subsidiary (within the meaning of Code section 409(d)(3)) if such corporation continues to maintain the Plan, but only with respect to Employees who continue employment with such subsidiary;

The attainment of age 59 1/2, to the extent permitted under Article 9 of the Plan; or

The hardship of a Participant, to the extent permitted under Articles 1 and 9 of the Plan.


Distributions that are permitted by this Plan and that are triggered by any of the events enumerated in subsections (4), (5) and (6), shall be made in a lump sum.

13.3   Timing of Distribution Rules.

Unless a Participant otherwise elects, in no event will the distribution of benefits under the Plan begin later than the 60th day after the close of the Plan Year in which the latest of the following occurs: (a) the date on which the Participant attains age 65 (or the Normal Retirement Age, if earlier), (b) the 10th anniversary of the Participant's commencement of participation in the Plan, or (c) the date on which the Participant terminates his Service with the Employer. Notwithstanding the foregoing, the failure of a Participant and, if required, the Spouse to consent to a distribution while a benefit is immediately distributable, within the meaning of Regulation 1.417(e)-1, shall be deemed to be an election to defer commencement of payment of any benefit sufficient to satisfy the timing of distribution rules.

If a distribution is one to which Code sections 401(a)(11) and 417 do not apply, such distribution may commence less than 30 days after the notice required under Regulation 1.411(a)-11(c) is given, provided that:

the Plan Administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and the Participant, after receiving the notice, affirmatively elects a distribution.

13.4   Direct Rollovers.

Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Section, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

Definitions:

An "eligible rollover distribution" is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include:

any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated Beneficiary, or for a specified period of ten years or more;

any distribution to the extent such distribution is required under Code section 401(a)(9); and

the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to Employer securities).

An "eligible retirement plan" is an individual retirement account described in Code section 408(a), an individual retirement annuity described in Code section 408(b), an annuity plan described in Code section 403(a), or a qualified trust described in Code section 401(a), that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving Spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

A "distributee" includes an Employee or former Employee. In addition, the Employee's or former Employee's surviving Spouse and the Employee's or former Employee's Spouse or former Spouse who is the alternate payee under a Qualified Domestic Relations Order, as defined in Code section 414(p), are distributees with regard to the interest of the Spouse or former Spouse.

A "direct rollover" is a payment by the Plan to the eligible retirement plan specified by the distributee.

13.5   Minimum Distribution Requirements - General Rules.

The entire interest of a Participant must be distributed or begin to be distributed no later than the Participant's "required beginning date", in accordance with Code section 401(a)(9) and other applicable IRS guidance. As of the first distribution calendar year (as defined in proposed Regulations under Code section 401(a)(9)), distributions, if not made in a single sum, may only be made over one of the following periods (or a combination thereof):

The life of the Participant;

The life of the Participant and Beneficiary;

A period certain not extending beyond the life expectancy of the Participant; or

A period certain not extending beyond the joint and last survivor expectancies of the Participant and Beneficiary.

The life expectancies of a Participant and a Participant's Spouse (other than in the case of a life annuity) shall be redetermined annually in accordance with Regulations. Life expectancy and joint and last survivor expectancy shall be computed using the return multiples in Tables V and VI of Regulation 1.72-9.

For purposes of Sections 13.5 through 13.7 and pursuant to applicable Regulations, any amount paid to a child shall be treated as if it had been paid to the surviving Spouse if such amount will become payable to the surviving Spouse upon such child reaching majority (or other designated event permitted under such Regulations).

13.6   Death Distribution Provisions.

If the Participant dies after distribution of his or her interest has begun, the remaining portion of such interest will continue to be distributed at least as rapidly as under the method of distribution being used prior to the Participant's death.

If the Participant dies before distribution of his or her interest begins, distribution of the Participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death except to the extent that an election is made to receive distributions in accordance with (1) or
(2) below.

If any portion of the Participant's interest is payable to a Beneficiary, distributions may be made over the life of the Beneficiary or over a period certain not greater than the life expectancy of the Beneficiary commencing on or before December 31 of the calendar year immediately following the calendar year in which the Participant died; or

If the Beneficiary is the Participant's surviving Spouse, the date distributions are required to begin in accordance with (1) above shall not be earlier than the later of

December 31 of the calendar year immediately following the calendar year in which the Participant died, and

December 31 of the calendar year in which the Participant would have attained 70 1/2.

If the Participant has not made an election pursuant to (b) above by the time of his or her death, the Participant's Beneficiary must elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would be required  to  begin  under  this  Section,  or (2)  December  31 of the calendar year which contains the fifth anniversary of the date of death of the Participant. If the Participant has no Beneficiary, or if the Beneficiary does not elect a method of distribution, distribution of the Participant's entire interest must be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

For purposes of this Section, if the surviving Spouse dies after the Participant but before payments to such Spouse begin, the provisions of this Section, with the exception of paragraph (b)(2) therein, shall be applied as if the surviving Spouse were the Participant.

13.7 Precedence of Minimum Distribution Rules. Notwithstanding any other provision of the Plan to the contrary, distributions will be made in accordance with Regulations issued under Code section 401(a)(9),
including  the  minimum   incidental   death  benefit   requirement  of
Regulation  1.401(a)(9)-2.  Any provisions of the Plan  reflecting Code section 401(a)(9) shall take precedence over any distribution options in the Plan that are inconsistent with Code section 401(a)(9).

          ARTICLE 14.  AMENDMENTS, TERMINATION, AND MERGERS

14.1 Amendments. The Employer may, by action of its Board at any time, and from time to time, amend in whole or in part any or all of the
provisions   of  the  Plan.   No  such   amendment   shall  reduce  any
Participant's  benefit  attributable to his Employee  Contributions  or to  Employer  Contributions  made for him  before  the  amendment  took effect  unless the  amendment  is  necessary  to qualify the Plan.  Nor shall any amendment be made by which any funds attributable to Contributions hereunder can be used except for the exclusive benefit of Participants and their beneficiaries. Except as permitted by Regulations, including Regulation 1.411(d)-4, no Plan amendment or transaction having the effect of a Plan amendment (such as a merger, plan transfer or similar transaction) shall be effective if it eliminates or reduces any "Section 411(d)(6) protected benefit" or
adds  or  modifies   conditions   related  to  any  "Section  411(d)(6)
protected   benefit",   the   result  of  which   would  be  a  further
restriction  on  such  benefit  unless  such  protected   benefits  are
preserved with respect to benefits accrued as of the later of the adoption date or effective date of the amendment. "Section 411(d)(6) protected benefits" are described in Regulation 1.411(d)-4.

14.2   Termination.   While  it  is  the   intention   of  the   Employer   to
permanently continue the Plan, the Employer reserves the right to terminate the Plan at any time by written notice to the Plan Administrator and the Trustees specifying the effective date of termination. Anything in the preceding sentence to the contrary
notwithstanding,    the   Plan   shall    terminate    upon    complete
discontinuance   of   Employer   Contributions   under  the  Plan.   No
Employee,   Participant  or   Beneficiary   shall  have  any  right  of
consultation or approval of termination of this Plan.

Upon termination of the Plan, or partial termination with respect to a group of Participants, all funds in each affected Participant's Account (as well as any funds thereafter credited to any Participant's Account) shall be fully vested and nonforfeitable. Such funds shall remain on deposit until a method of distribution is elected in accordance with, and as permitted by, the provisions of
Article 13 of the Plan. Distributions in accordance with Article 13 shall be made as soon as administratively feasible.

The rights of any Participant whose Retirement Date coincides with the date of termination of the Plan (and those of his Beneficiary, if any,) shall be determined solely in accordance with the terms of Articles 11, 12 and 13. If, upon the date of termination of the Plan, a Participant's Account is being held with respect to a former Participant, then such former Participant's rights (and those of his Beneficiary, if any,) shall be determined solely in accordance with the terms of Articles 11, 12 and 13.

14.3   Merger, Consolidation, Etc. with Another Plan.

At no time shall there occur any merger or consolidation of this Plan with, or transfer of the assets or liabilities of this Plan to, any other plan unless, if such plan then terminated, each Participant and each Beneficiary would be entitled to a benefit immediately after the merger, consolidation or transfer which is equal to or greater than the benefit which such Participant or Beneficiary would have been entitled to receive immediately before the merger, consolidation or transfer if this Plan had then terminated.

In the event that a money purchase plan merges or consolidates or transfers its assets to this Plan, then the assets accrued under the money purchase plan shall continue to be subject to the distribution restrictions and requirements of the money purchase plan.

                   Article 15.  PLAN ADMINISTRATOR

15.1   Appointment  by  the  Employer.   The  Plan   Administrator   shall  be
appointed by the Employer and be subject to the terms of the Plan and Trust. The Plan Administrator shall have general supervision of the administration of the Plan.

15.2 Authority. The Plan Administrator shall administer the Plan in a nondiscriminatory manner for the exclusive benefit of Participants and their Beneficiaries.

15.3 Duties. The Plan Administrator shall perform all such duties as are necessary to administer and manage the Plan in accordance with the terms thereof, including but not limited to the following:

To determine all questions relating to a Participant's coverage under the Plan;

To maintain all necessary records for the administration of the Plan;

To  compute  and   authorize   the  payment  of  benefits  to  eligible
Participants and Beneficiaries;

To interpret and construe the provisions of the Plan and to make rules which are not inconsistent with the terms thereof; and

To advise or assist Participants regarding any rights, benefits, or elections available under the Plan.

      The Plan Administrator shall take all such actions as are necessary to administer and manage the Plan as a retirement program which is at all times in full compliance with any law or regulation affecting the Plan. The Plan Administrator (and those to whom it has delegated its authority) shall have vested in it under the terms of the Plan full discretionary and final authority when exercising its duties hereunder.

15.4 Delegation of Duties. The Plan Administrator shall have the power, to the extent permitted by law, to delegate the performance of such fiduciary and non-fiduciary duties, responsibilities and functions as the Plan  Administrator  shall deem advisable for the proper management
and   administration   of  the  Plan  in  the  best  interests  of  the
Participants and their Beneficiaries.

15.5   Application  of  Funds.  The  Plan   Administrator  may  authorize  any
person or persons having duties in connection with administration of the Plan or any agent to execute or deliver any instrument or make any payment on its behalf. A request for funds from, or a direction for, the payment or application of funds shall be signed by the Plan Administrator or its duly authorized representative.


15.6   Compensation  and  Expenses.   The  Plan   Administrator   shall  serve
without  compensation  for any services  hereunder.  All reasonable and
necessary  costs,   expenses  and  liabilities  incurred  by  the  Plan
Administrator in the supervision of the administration of the Plan and the Trust shall be paid by the Employer separate and apart from any Employer Contributions.

15.7   Information  from  Employer.   To  enable  the  Plan  Administrator  to
perform its functions, the Employer shall supply full and timely information to the Plan Administrator on all matters relating to the Plan, as the Plan Administrator may require.

15.8   Resignation,   Removal,   and   Appointment  of  Successor.   The  Plan
Administrator may resign at any time by delivering to the Employer a written notice of resignation, to take effect at a date specified therein, which shall not be less than 30 days after the delivery thereof,  unless such notice  shall be waived.  The Plan  Administrator may be removed with or without cause by the Employer by delivery of written notice of removal, to take effect at a date specified therein, which shall be not less than 30 days after delivery thereof, unless such notice  shall be waived.  The  Employer,  upon  receipt of,
or  giving  notice  of,  the   resignation   or  removal  of  the  Plan
Administrator,    shall    promptly    designate   a   successor   Plan
Administrator   who  must  signify   acceptance  of  this  position  in
writing. In the event no successor is appointed, the Board of Directors of the Employer will function as the Plan Administrator.

               Article 16.  BENEFIT CLAIMS PROCEDURES

16.1 Filing a Claim for Benefits. A Participant or Beneficiary shall notify the Plan Administrator of a claim of benefits under the Plan.
Such request shall be in writing to the Plan Administrator and shall set forth the basis of such claim and shall authorize the Plan Administrator to conduct such examinations as may be necessary to determine the validity of the claim and to take such steps as may be necessary to facilitate the payment of any benefits to which the Participant or Beneficiary may be entitled under the terms of the Plan.

16.2 Timing of Decision. The Plan Administrator shall notify the affected Participant or Beneficiary (hereinafter referred to as "claimant") of its decision within 90 days after the receipt of the claimant's benefit request. In the event that, due to special circumstances, the Plan Administrator requires more than 90 days to process the benefit request, the Plan Administrator shall inform the claimant by written notice of the extension prior to the expiration of such 90 day period. The notice shall indicate the special circumstances requiring the extension and the date by which the Plan Administrator expects to reach a decision on the claim. In no event shall such extension exceed 180 days following the initial receipt of the claimant's benefit request.

16.3   Denial of Claim.  Whenever a claim for benefits by any  Participant  or
Beneficiary   has  been  denied  in  whole  or  in  part  by  the  Plan
Administrator, a written notice prepared in a manner calculated to be understood by such Participant or Beneficiary must be provided. The written notice must set forth:

The specific reason(s) for the denial,

Specific reference to pertinent Plan provisions on which the denial is based,

A description of any additional material or information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary, and

An explanation of the Plan's review procedure with respect to the denial of benefits.

16.4   Review Procedure.

The claimant, or his duly authorized representative, may request a review of the benefit denial by a written application to the Plan Administrator within 60 days of the claimant's receipt of the written notice of benefit denial. Should the claimant or his duly authorized representative deem it necessary to review pertinent documents in order to prepare the issues and comments for review, the claimant or representative may make a request to review such pertinent documents within the 60 day period after receipt of the written notice of
benefit   denial.   The  Plan   Administrator   and  the   claimant  or
representative shall establish a mutually agreeable time during normal business hours of the Employer to review such documents.

The claimant may request a 30 day extension in writing to the Plan Administrator in the event that the 60 day period is an insufficient amount of time for the claimant to prepare the issues and comments for review.

The Plan Administrator shall notify the claimant in writing not later than 60 days after its receipt of a request for review. In the event that special circumstances require an extension of the time for processing the benefit claim, a decision shall be rendered as soon as possible, but not later than 120 days after receipt of a request for review. The Plan Administrator will notify the claimant in writing
prior  to  the   commencement  of  the  extension   period.   The  Plan
Administrator's decision on the claims appeal review shall be in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant with specific references to the pertinent Plan provisions on which the decision is based. If the Plan Administrator does not furnish its decision on review within the times specified in this Section 16.4(c), the claim shall be deemed denied on review.

                   Article 17.  GENERAL PROVISIONS

17.1 No Employment Rights Created. Nothing contained in the Plan shall be deemed or construed to enlarge or otherwise affect the employment rights of any Employee. The establishment and continuation of the Plan and the payment of any benefits shall not be construed as giving any Employee any legal or equitable right as against the Employer, except as may be expressly provided in the Plan, or as in any manner or degree conferring any rights upon any Employee for continuation of employment by the Employer or limiting in any way the right of the Employer to treat the Employee without regard to the effect which such treatment will have upon him as a Participant under the Plan.

17.2 Return of Contributions under Certain Circumstances. Contributions may be returned to the Employer under the following circumstances:

In the event that the Commissioner of Internal Revenue determines that the Plan is not initially qualified under the Code, the Trust may return to the Employer in a single sum any Contributions made by the Employer that were conditioned on initial qualification of the Plan under Code section 401(a) or Code section 403(a), provided the application for determination is made within the time prescribed by law for filing the Employer's return for the taxable year in which such Plan was adopted, or such later date as the Secretary of the Treasury shall prescribe. Such return may only occur within one year after the adverse determination by the Internal Revenue Service.

In the event the Employer shall make a Contribution by a mistake of fact, then the Employer may demand repayment of such Contribution at any time within one year following the time of payment and the Trust may return such amount to the Employer, provided the one year period has not then expired. Earnings attributable to the Contribution may not be returned to the Employer but any losses attributable thereto must reduce the amount so returned.

If a Contribution is conditioned upon the deductibility of the Contribution under Code section 404 then, to the extent the deduction is disallowed and the Trust receives the necessary documentation regarding that fact, the Trust may, on written request of the Plan Administrator, return to the Employer the amount of such Contribution (to the extent disallowed) or, if less, its value, within one year after the disallowance of the deduction.

17.3   Exclusive Benefit Rule.

No benefit or  interest  hereunder  will be  subject to  assignment  or alienation, either voluntarily or involuntarily. The preceding sentence shall also apply to the creation, assignment, or recognition of a right to any benefit payable with respect to a Participant pursuant to a domestic relations order, unless such order is determined to be a Qualified Domestic Relations Order, as defined in Code section 414(p), or any domestic relations order entered before January 1, 1985.

Notwithstanding Section 17.3(a) above, a Participant's benefit will be offset against any amount he or she is ordered or required to pay to the Plan pursuant to an order or requirement which:

arises under a judgment of conviction for a crime involving the Plan, under a civil judgment entered by a court in an action brought in connection with a violation (or alleged violation) of part 4 or Subtitle B of Title 1 of ERISA, or pursuant to a settlement agreement between the Participant and the Department of Labor or Pension Benefit Guaranty Corporation in connection with a violation (or alleged violation) of part 4 of Subtitle B of Title 1 of ERISA by a fiduciary or any other person;

the judgment, order, decree, or settlement agreement expressly provides for the offset of all or part of the amount ordered or required to be paid to the Plan against the Participant's benefits provided under the Plan, and in any case in which the survivor annuity requirements of Code section 401(a)(11) apply with respect to distributions from the Plan to the Participant, the applicable requirements of Code sections
401(a)(13)(C)(iii) and 401(a)(13)(D) shall also apply.

Any such offset shall be made pursuant to Code section 401(a)(13). The preceding paragraph applies to orders, decrees and judgments issued, and settlement agreements entered into, on or after August 5, 1997.

17.4 Standard of Conduct for Fiduciaries. The Employer is the named fiduciary of the Plan for the purposes of managing and controlling the operation of the Plan.  The Trustees are the named  fiduciaries  of the Plan for the  purposes of managing  and  controlling  the assets of the Plan held in the Trust Fund. The Plan Administrator is the named fiduciary of the Plan for the purpose of managing and controlling the
administration   of  the  Plan,  as  well  as  the  appropriate   named
fiduciary for  conducting  the claims appeal  procedure as described in
Article 16. Each such fiduciary of the Plan shall discharge his fiduciary duties with respect to the Plan solely in the interest of the Participants and their  Beneficiaries  for the exclusive purpose of
providing   benefits  to  Participants  and  their   Beneficiaries  and
defraying reasonable expenses of administering the Plan. Each such fiduciary shall discharge such duties with the care, skill, prudence and diligence under the circumstances then prevailing which a prudent man acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims.

17.5 Gender. Masculine pronouns include the feminine as well as the masculine gender. Feminine pronouns include the masculine as well as the feminine gender.

17.6 Construction of Plan. The Plan shall be construed, enforced and administered according to any federal law or regulation governing the provisions or administration of the Plan and the laws of the State in which it is issued. This Plan is intended to comply with all requirements for qualification under the Code. If any provision hereof  is  subject  to more than one  interpretation  or any term used herein is subject to more than one  construction,  such ambiguity shall be resolved in favor of that interpretation or construction which is consistent with the Plan being so qualified. If any provision of the
Plan  is  held   invalid   or   unenforceable,   such   invalidity   or
unenforceability shall not affect any other provisions, and this Plan shall be construed and enforced as if such provision had not been included.

Article 18.  PARTICIPATING EMPLOYERS

18.1 Election to Become a Participating Employer. With the consent of the sponsoring Employer, any Affiliated Employer may adopt this Plan and all of the provisions hereof, and participate herein and be known as a Participating Employer, by a properly executed document evidencing said intent and will of such Participating Employer.

18.2  Requirements.

Each such Participating Employer shall be required to use the same funding instruments as provided in this Plan.

The transfer of any Participant from or to an Employer participating in this Plan, whether he be an Employee of the sponsoring Employer or an Affiliated Employer, shall not affect such Participant's rights under the Plan, and all amounts credited to a Participant's Account as well as his Years of Service with the transferor or predecessor, and his length of participation in the Plan, shall continue to his credit.

Any expenses of the Plan which are to be paid by the Employer or borne by the Trust Fund shall be paid by each Participating Employer in the same proportion that the total amount standing to the credit of all Participants employed by such Employer bears to the total standing to the credit of all Participants.

18.3 Designation of Agent. Each Participating Employer shall be deemed to be a part of this Plan; provided, however, that with respect to all of its relations with the Trustee and Plan Administrator for the purpose of this Plan, each Participating Employer shall be deemed to have designated irrevocably the sponsoring Employer as its agent. Unless the context of the Plan clearly indicates the contrary, the word "Employer" shall be deemed to include each Participating Employer as related to its adoption of the Plan.

18.4 Plan Administrator's Authority. The Plan Administrator shall have the authority to make any and all necessary rules or regulations, binding upon all Participating Employers and all Participants, to effectuate the purpose of this Article.

18.5 Withdrawal of a Participating Employer. Any Participating Employer may withdraw from participation under the Plan without terminating the Plan upon making a transfer of the funds attributable to the accounts of its Participants in the Plan to another comparable plan which protects all of the benefit options, rights and features of such Participant's accounts. If a Participating Employer does not provide for the continuation of a comparable plan, its withdrawal shall constitute a termination of the Plan only with respect to the Participants of that Participating Employer. The sponsoring Employer may, in its sole and absolute discretion, terminate any Participating Employer's participation at any time.


IN WITNESS WHEREOF, the Employer hereby causes this Plan to be executed on the day of ____ day of ______________________, 19__.

EMPLOYER:

Steel Technologies, Inc.

By: __________________________________



PARTICIPATING EMPLOYER

Steel Technologies Carolinas, Inc. _____

By: __________________________________

                           EXHIBIT 10.10(b)
                        Amendment No. 1 to the
           Steel Technologies, Inc. Retirement Savings Plan

Pursuant to the provisions of Section 14.1 of Article 14 of the Plan, the Steel Technologies, Inc. Retirement Savings Plan is hereby amended, effective October 1, 1999, by the substitution of the following for Section 1.7 which appears in Article 1. DEFINITIONS:


"1.7  Compensation:  The Participant's total Standard 415
Compensation from the Employer during the Plan Year for Services rendered, such as wages, salary, overtime, commissions, bonuses and other remuneration that is reportable to the federal government for the purpose of withholding federal income taxes.

      (a) For purposes of allocating Contributions, Compensation shall also include any amount that would be reportable if it were not otherwise deferred by the Participant's election to have it contributed to a plan of the Employer as an Elective Contribution, but shall exclude (even if includible in gross income) reimbursements or other expense allowances, fringe benefits (cash or non-cash), moving expenses, deferred compensation, and welfare benefits. "




In witness whereof, the Employer hereby causes this amendment to be executed on this ____________ day of __________________, ____.



                               Employer: Steel Technologies, Inc.





By:________________________________

                              EXHIBIT 13
                  2000 ANNUAL REPORT TO SHAREHOLDERS


Steel Technologies Inc.
Selected Financial Data
(In thousands, except per share results)

                                             Years Ended September 30
                                             ------------------------
INCOME STATEMENT DATA                 2000     1999     1998    1997     1996
-------------------------------------------------------------------------------
Sales                              $461,297 $411,389 $383,907 $345,624 $294,161
Cost of goods sold                  410,724  353,782  339,811  308,448  253,845
Gross profit                         50,573   57,607   44,096   37,176   40,316
Selling, general and
   administrative expenses           28,251   26,108   22,144   19,989   18,811
Equity in net income of
   unconsolidated corporate
   joint venture                        898    1,095      537    1,609    1,672
Operating income                     23,220   32,594   22,489   18,796   23,177
Income before income taxes           16,177   25,233   16,410   13,123   18,169
Net income                           10,212   15,572    9,803    8,502   11,686
Diluted earnings per common share   $  0.94 $   1.38 $   0.82 $   0.71 $   0.97
Diluted weighted average number
   of common shares outstanding      10,857   11,256   11,989   12,057   12,064
Basic earnings per common share     $  0.94 $   1.39 $   0.82 $   0.71 $   0.98
Basic weighted average number of
   common shares outstanding         10,818   11,230   11,942   11,976   11,980
Cash dividends per common share     $  0.12 $   0.11 $   0.10 $   0.10 $   0.09

                                                    September 30
                                   --------------------------------------------
BALANCE SHEET DATA                    2000     1999     1998    1997     1996
-------------------------------------------------------------------------------
Working capital                    $ 97,428 $ 89,418 $ 80,319 $ 90,317 $ 65,265
Total assets                        315,389  289,105  266,481  257,510  217,141
Long-term debt                      115,394   90,209   88,300   97,190   67,260
Shareholders' equity                127,032  124,439  113,676  108,829  101,361


                                             Years Ended September 30
                                             ------------------------
OTHER DATA                            2000     1999     1998    1997     1996
-------------------------------------------------------------------------------
Capital expenditures, including
   acquisitions and investments in
   joint ventures                  $ 32,010 $ 18,304 $ 25,414 $ 25,341 $  6,473
Shareholders' equity per common
   share                              12.14    11.17     9.81     9.07     8.47
Depreciation and amortization        13,929   12,852   11,860   10,500    9,535

Steel Technologies Inc.
Selected Quarterly Financial Data
(In thousands, except per share results)


Fiscal Year 2000                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales                             $104,890  $120,910  $121,936  $113,561
Gross profit                        13,221    14,620    12,587    10,145
Net income                           3,651     3,294     2,552       715
Diluted earnings per common share $   0.33  $   0.30  $   0.24  $   0.07
Basic earnings per common sharee  $   0.33  $   0.30  $   0.24  $   0.07


Fiscal Year 1999                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales                             $ 98,203  $106,891  $109,248  $ 97,047
Gross profit                        12,954    14,524    16,112    14,017
Net income                           2,991     3,893     4,482     4,206
Diluted earnings per common share $   0.26  $   0.35  $   0.40  $   0.38
Basic earnings per common share   $   0.26  $   0.35  $   0.40  $   0.38

Market Price and Dividend Information:

The Company's common stock trades on The Nasdaq Stock Market under the symbol STTX. At October 31, 2000, there were approximately 506 shareholders of record. The Company's current dividend policy provides for semiannual payments of cash dividends. The following table shows cash dividends and high and low prices for the common stock for each quarter of fiscal 2000 and 1999. Nasdaq National Market System quotations are based on actual transactions.

                                                         Stock Price
                                            ------------------------------------
Fiscal Year 2000                             High         Low       Dividends
--------------------------------------------------------------------------------
First Quarter                               $14.875     $ 9.750      $ 0.06
Second Quarter                              $15.250     $ 7.625
Third Quarter                               $ 8.688     $ 6.000      $ 0.06
Fourth Quarter                              $ 7.563     $ 5.375

                                                         Stock Price
                                            ------------------------------------
Fiscal Year 1999                             High         Low       Dividends
--------------------------------------------------------------------------------
First Quarter                               $ 9.250     $ 6.063      $ 0.05
Second Quarter                              $ 8.688     $ 6.938
Third Quarter                               $10.188     $ 6.875      $ 0.06
Fourth Quarter                              $12.813     $ 9.188


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

When used in the following discussion, the word "expects" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions; cyclicality of demand in the steel industry, specifically in the automotive market; work stoppages; risk of business interruptions affecting automotive manufacturers; competitive factors such as pricing and availability of steel; reliance on key customers; and potential equipment malfunctions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

RESULTS OF OPERATIONS - FISCAL 2000 COMPARED TO FISCAL 1999

Steel  Technologies  posted  record  sales of  $461,297,000  in  fiscal
2000, an increase of 12% from 1999 sales of $411,389,000. Tons shipped of Company-owned steel products in fiscal 2000 increased approximately 10% compared to fiscal 1999 while the average selling price of Company-owned steel products for the year increased approximately 2% from the previous year. Custom Steel Inc. and Custom Steel Processing Corp., collectively Custom Steel (now wholly owned subsidiaries of the Company), acquired on January 12, 2000, added $17,091,000 of revenues in 2000. Sales of existing Steel Technologies steel processing operations increased by approximately $32,817,000 or 8% from a year ago.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share and to develop a substantial amount of new business with both existing and new customers.

The gross profit margin was 11.0% in 2000 compared to 14.0% in 1999 as increases in sales prices were not sufficient to offset significant increases in raw material costs. Strong demand for steel products and the efforts of the domestic steel industry to curtail alleged unfair trade practices of certain foreign steel importers resulted in the domestic steel producers significantly increasing raw material prices in 2000 over 1999. Recently, raw material costs have abated and the Company does not expect future raw material cost increases in the next two quarters. Should raw material costs increase, gross margins could be negatively impacted in the event that the Company is unable to pass along corresponding sales price increases to its customers. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Sales, general and administrative costs increased 8% in fiscal 2000, while sales increased 12% for the current year. The increase in selling, general and administrative expenses was primarily attributable to additional expenses from the addition of Custom Steel and additional marketing expenses to support recent capacity expansions in Ohio and South Carolina and sales growth in Mexico. Steel Technologies continues to actively manage the level at which selling, general and administrative expenses are added to the cost structure. Sales, general and administrative expenses were 6.1% and 6.4% of sales in 2000 and 1999, respectively.

The  Company's  share  of  the  income  of  Mi-Tech  Steel,   Inc.,  an
unconsolidated corporate joint venture, was $898,000 in 2000 and $1,096,000 in 1999. An increase in raw material costs and a weaker steel market in the southeastern United States region serviced by the Decatur, Alabama operation have adversely impacted Mi-Tech's profitability for fiscal 2000 as compared to fiscal 1999.

Net interest expense decreased from $7,361,000 in 1999 to $7,043,000 in 2000. Although average borrowings and the interest rate for borrowings increased during fiscal 2000, net interest expense decreased because of the amortization of a gain generated by terminating an interest rate swap agreement in the third quarter of fiscal 1999, foreign currency transaction gains generated from operations in Mexico and interest capitalized from construction in progress in Matamoros, Mexico. The Company's effective income tax rate was approximately 36.9% in 2000 and 38.2% in 1999. The decrease is attributable primarily to a higher percentage of overall earnings from the Mi-Tech joint venture, which are not fully taxable to the
Company, and a reduction in state income taxes realized from restructuring the Company in fiscal 2000.

RESULTS OF OPERATIONS - FISCAL 1999 COMPARED TO FISCAL 1998

Steel Technologies posted sales of $411,389,000 in fiscal 1999, an increase of 7% from 1998 sales of $383,907,000. The Roberts Steel
Company acquired on July 1, 1998 added $21,300,000 of sales for fiscal year 1999 compared to $5,000,000 for the three months of operations during fiscal 1998 following the date of acquisition. Sales of existing Steel Technologies core steel processing operations increased approximately $11,182,000 or 3% compared to the previous year. Tons shipped in 1999 increased by 12% while the average selling price of steel products declined approximately 5% from a year ago.

The gross profit margin was 14.0% in 1999 compared to 11.5% in 1998 as a result of product mix improvements, productivity increases and operating cost reductions including a reduction in raw material prices.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, Steel Technologies had $97,428,000 of working capital, maintained a current ratio of 2.7:1 and had total debt at 49% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and overall market. In fiscal 2000, net income offset by higher accounts receivable to support sales growth contributed to the generation of $10,080,000 of cash flows from operations. Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company.

Capital expenditures excluding acquisition for 2000 totaled $19,888,000. The major expenditures were for the construction of the new Matamoros, Mexico facility, the completion of the Ohio plant expansion and other capacity expansion projects. Cash flows from operations and proceeds from long-term debt financed the 2000 capital expenditures. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of
customers.   For  fiscal   2001,   the   capital   additions   for  all
facilities, including the completion of the construction of the Matamoras, Mexico facility and expansion of Steel Technologies processing capabilities are expected to approximate $14,000,000.

On January 12, 2000 the Company completed the purchase of Custom Steel for approximately $12,122,000 in cash and assumption of $5,792,000 of liabilities. Additional contingent payments of up to $3,540,000 may also be made during the next three years.

On July 1, 1998, the Company completed the purchase of Roberts Steel Company (Roberts) for approximately $11,228,000 in cash, issuing a $1,200,000 note payable to a former Roberts shareholder and assuming $2,382,000 in liabilities of Roberts. During 2000 and 1999, respectively, the Company paid the previous shareholders of Roberts $500,000 in additional consideration recorded as additional goodwill in accordance with Emerging Issue Task Force Issue No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination".

The Company financed the acquisitions with existing credit facilities. The excess of the purchase price over the acquired net assets has been recorded as goodwill and is being amortized over 30 years. The acquisitions have been recorded under the purchase method of accounting, with the operating results of Custom and Roberts being included in the Company's consolidated financial statements since the date of acquisition.

In 2000, Steel Technologies increased its equity investment in its Mexican subsidiary to approximately $18,565,000. In fiscal 1998, the Company increased the ownership from 80% to 90%. The Company invested approximately $4,700,000 and $4,900,000 in 2000 and 1999, respectively, for additional production equipment and the start up of the new Matamoras, Mexico facility.

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

The Company has a $100,000,000 line of credit agreement expiring on December 31, 2001, with various variable options on the interest rate, none of which are greater than the bank's prime. During 2000, the Company borrowed $49,000,000 for the purchase of Custom Steel, construction of the Matamoros, Mexico facility and for working capital needs. At September 30, 2000 and 1999, there was $86,000,000 and $57,000,000, respectively, outstanding on the credit facility.

In April 2000, the Company entered into an additional $15,000,000 line of credit agreement expiring on December 31, 2000, with various variable options on the interest rate, none of which are greater than the bank's prime. As of September 30, 2000, there were no borrowings outstanding on this credit facility.

The lines of credit and cash flows generated from operations are expected to be sufficient to finance the capital expenditure plans as well as the working capital needs for fiscal 2001. At this time, the Company has no known material obligations, commitments or demands that must be met beyond the next twelve months other than the ten-year private placement notes and the unsecured bank lines of credit. The ten-year notes require principal payments through March 2005 and the $100,000,000 line of credit is expected to be renewed at the end of the term. The Company expects to retire the additional $15,000,000 line of credit upon maturity. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

At September 30, 2000, Steel Technologies had $115,394,000 in long-term debt outstanding. Under various debt agreements, the Company agreed to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures or acquisitions.

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

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. The Company has purchased to date 1,570,000 shares for an aggregate of $13,811,000 as of September 30, 2000. During fiscal 2000 and 1999, the Company repurchased approximately 690,000 and 459,000 shares of common stock for $6,688,000 and $3,331,000, respectively.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any facts or circumstances which would require the expenditure of material amounts for environmental compliance.

          IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 as amended requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and set forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This standard is effective for the Company's financial statements beginning October 1, 2001, with early adoption permitted. Management of the Company plans to adopt SFAS No. 133 on October 1, 2001 and anticipates the adoption will not have a material impact on the Company's results of operations or its financial position.

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

                             STEEL TECHNOLOGIES INC.
                           Consolidated Balance Sheets
                          (In thousands, except shares)

                                                         September 30
                                                  --------------------------
                                                     2000            1999
----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents....................   $   4,469       $  12,578
  Trade accounts receivable, less
    allowance for doubtful accounts:
    $1,327 in 2000 and $1,047 in 1999..........      67,039          54,389
  Inventories..................................      79,925          80,625
  Deferred income taxes........................       2,579           2,426
  Prepaid expenses and other assets............       1,043             474
                                                  ---------       ---------
      Total current assets ....................     155,055         150,492
                                                  ---------       ---------
Property, plant and equipment (at cost), net of
   accumulated depreciation                         118,214         107,953
                                                  ---------       ---------
Investments in corporate joint ventures              20,756          19,858
Goodwill, net of amortization .................      19,613           9,664
Other assets ..................................       1,751           1,138
                                                  ---------       ---------
                                                  $ 315,389       $ 289,105
                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $  44,645       $  44,649
   Accrued liabilities ........................       6,734           9,139
   Income taxes payable .......................        --               595
   Long-term debt due within one year .........       6,248           6,691
                                                  ---------       ---------
      Total current liabilities ...............      57,627          61,074

Long-term debt ................................     115,394          90,209
Deferred income taxes .........................      15,240          12,904
Other long term liabilities ...................          96             479
                                                  ---------       ---------
     Total liabilities ........................     188,357         164,666
                                                  ---------       ---------
Commitments and contingencies .................        --              --

Shareholders' equity:
   Preferred stock, no par value;
     authorized shares: 500,000 shares;
     none issued or outstanding ...............        --              --
   Common stock, no par value;
     authorized shares: 50,000,000 in 2000 and
     20,000,000 in 1999; issued and
     outstanding shares: 10,460,325 in 2000 and
     11,137,421 in 1999 .......................      17,287          17,140
   Treasury stock at cost: 1,570,000 shares in
     2000 and 880,000 shares in 1999 ..........     (13,811)         (7,123)
   Additional paid-in capital .................       4,909           4,909
   Retained earnings ..........................     120,125         111,311
   Accumulated other comprehensive loss .......      (1,478)         (1,798)
                                                  ---------       ---------
     Total stockholders' equity ...............     127,032         124,439
                                                  ---------       ---------
                                                  $ 315,389       $ 289,105
                                                  =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                        Consolidated Statements of Income
                    (In thousands, except per share results)

                                          For the Years Ended September 30
                                          --------------------------------
                                             2000       1999       1998
--------------------------------------------------------------------------
Sales ..................................   $461,297   $411,389   $383,907
Cost of goods sold .....................    410,724    353,782    339,811
                                           --------   --------   --------
  Gross profit .........................     50,573     57,607     44,096
Selling, general and administrative
  expenses .............................     28,251     26,108     22,144
Equity in net income of unconsolidated
  corporate joint venture ..............        898      1,095        537
                                           --------   --------   --------
  Operating income .....................     23,220     32,594     22,489
Interest expense .......................      7,043      7,361      6,079
                                           --------   --------   --------
  Income before income taxes ...........     16,177     25,233     16,410
Provision for income taxes .............      5,965      9,661      6,607
                                           --------   --------   --------
  Net income ...........................   $ 10,212   $ 15,572   $  9,803
                                           ========   ========   ========
Weighted average number of common shares
  outstanding-diluted ..................     10,857     11,256     11,989
                                           --------   --------   --------
Diluted earnings per common share ......   $   0.94   $   1.38   $   0.82
                                           --------   --------   --------
Weighted average number of common shares
  outstanding-basic ....................     10,818     11,230     11,942
                                           --------   --------   --------
Basic earnings per common share ........   $   0.94   $   1.39   $   0.82
                                           --------   --------   --------


                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                           For the Years Ended September 30
                                           --------------------------------
                                             2000         1999       1998
---------------------------------------------------------------------------
Net income .............................   $ 10,212   $ 15,572    $ 9,803
  Foreign currency translation
  adjustment ...........................        320       (358)       --
                                           --------   --------    -------
Comprehensive income ...................   $ 10,532   $ 15,214    $ 9,803
                                           ========   ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Consolidated Statements of Shareholders' Equity
                    (In thousands, except per share amounts)

                                                          For the Years Ended September 30, 2000, 1999 and 1998
                                     -----------------------------------------------------------------------------------------------

                                        Common Stock         Treasury Stock                                Accumulated
                                     ------------------   --------------------   Additional                   Other
                                                                                   Paid-In    Retained     Comprehensive
                                      Shares    Amount      Shares    Amount       Capital    Earnings        Loss          Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 1997 ......   11,995   $ 16,893       --       --         $  4,909      $ 88,467      $ (1,440)    $108,829
Net income ........................                                                                9,803                      9,803
Net issuance of common stock under
   incentive stock option plan.....        8         35                                                                          35
Repurchase of common stock under
   stock repurchase program........     (421)                 421   $ (3,792)                                                (3,792)
Cash dividends on common stock
  ($.10 per share).................                                                               (1,199)                    (1,199)
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 1998 ......   11,582     16,928       421     (3,792)        4,909        97,071        (1,440)     113,676
Net income ........................                                                               15,572                     15,572
Net issuance of common stock under
   incentive stock option plan ....       14        212                                              (92)                       120
Repurchase of common stock under
   stock repurchase program .......     (459)                 459     (3,331)                                                (3,331)
Cash dividends on common stock
  ($.11 per share) ................                                                               (1,240)                    (1,240)
Foreign currency translation
  adjustment ......................                                                                               (358)        (358)
                                     -------   --------     -----   --------      --------      --------      --------     --------
Balances, September 30, 1999 ......   11,137   $ 17,140       880   $ (7,123)     $  4,909      $111,311      $ (1,798)    $124,439
Net income ........................                                                               10,212                     10,212
Net issuance of common stock under
  incentive stock option plan .....       13        147                                              (87)                        60
Repurchase of common stock under
   stock repurchase program .......     (690)                 690     (6,688)                                                (6,688)
Cash dividends on common stock
  ($.12 per share).................                                                               (1,311)                    (1,311)
Foreign currency translation
  adjustment ......................                                                                                320          320
                                     -------   --------     -----   --------      --------      --------      ---------    --------
Balances, September 30, 2000 ......   10,460   $ 17,287     1,570   $(13,811)     $  4,909      $120,125      $ (1,478)    $127,032
                                     =======   ========     =====   ========      ========      ========      ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       For the Years Ended September 30
                                                                       --------------------------------
                                                                         2000        1999        1998
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................   $ 10,212    $ 15,572    $  9,803
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation .................................................     13,306      12,468      11,573
      Amortization .................................................        623         384         287
      Deferred income taxes ........................................      1,924      (1,148)      1,805
      Equity in net income of corporate joint venture ..............       (898)     (1,095)       (537)
      Loss (gain) on sale of property plant and equipment ..........         23        (276)          5
      Increase (decrease) in cash resulting
        from changes in:
          Trade accounts receivable ................................    (10,614)     (6,127)     (2,175)
          Inventories ..............................................      2,744      (4,481)     10,571
          Prepaid expenses and other assets ........................       (688)       (404)        288
          Accounts payable .........................................     (2,264)      8,513       1,514
          Accrued liabilities ......................................     (4,288)      3,903       1,502
                                                                       --------    --------    --------
Net cash provided by operating activities ..........................     10,080      27,309      34,636
                                                                       --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......................    (19,888)    (17,704)    (14,186)
  Proceeds from sale of property, plant and equipment ..............        327       3,626         --
  Acquisition, net of cash acquired ................................    (12,122)        --      (11,228)
  Investment in unconsolidated corporate joint ventures ............        --         (600)        --
                                                                       --------    --------    --------
Net cash used in investing activities ..............................    (31,683)    (14,678)    (25,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .....................................     49,000      24,800      12,000
  Principal payments on long-term debt .............................    (26,839)    (25,303)    (15,183)
  Cash dividends on common stock ...................................     (1,311)     (1,240)     (1,199)
  Repurchase of common stock .......................................     (6,688)     (3,331)     (3,792)
 Net issuance of common stock under
    stock option plans .............................................         60         120          35
 Other .............................................................       (700)          2         --
                                                                       --------    --------    --------
Net cash provided by (used in) financing activities ................     13,522      (4,952)     (8,139)
                                                                       --------    --------    --------
Effect of exchange rate changes on cash ............................        (28)        121         228
                                                                       --------    --------    --------
Net (decrease) increase in cash and cash equivalents ...............     (8,109)      7,800       1,310
Cash and cash equivalents, beginning of year .......................     12,578       4,778       3,467
                                                                       --------    --------    --------
Cash and cash equivalents, end of year .............................   $  4,469    $ 12,578    $  4,777
                                                                       ========    ========    ========

Supplemental Cash Flow Disclosures:
  Cash payments for interest .......................................   $  7,887    $  7,005    $  6,294
  Cash payments for taxes ..........................................   $  7,151    $  9,752    $  4,532

Supplemental Schedule of Noncash Investing and Financing Activities:
  Fair value of assets acquired, net of cash acquired of
  $1,228 and $457, respectively ....................................   $ 17,914         --     $ 14,810
Liabilities assumed ................................................      5,792         --        3,582
                                                                       --------    --------    --------
Net cash paid ......................................................   $ 12,122         --     $ 11,228
                                                                       ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of the Business: Steel Technologies Inc. is an intermediate steel processor engaged in the business of processing flat rolled steel to specified thickness, width, temper and finish requirements for customers' manufacturing processes. A majority of its sales are to industrial customers in North America, manufacturing component parts for use in the automotive industry. Steel Technologies Inc. operates in one reportable segment.

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

Depreciation and Amortization: Depreciation is computed using the straight-line method with the following estimated useful lives:

      Buildings and improvements    20-45 years
      Machinery and equipment        3-12 years

When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in results of operations. Maintenance and repairs are expensed in the year incurred. The Company capitalizes interest costs as part of the cost of constructing major facilities. Interest costs of $481,000, $162,000 and $328,000 were capitalized in 2000, 1999, and 1998, respectively.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired through acquisitions accounted for using the purchase method of accounting. Goodwill is being amortized on a straight-line basis over a 30 year life. Accumulated amortization approximated $1,498,000 and $874,000 at September 30, 2000 and 1999,
respectively.

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

Comprehensive Income: Accumulated comprehensive loss approximated $1,478,000 and $1,798,000 at September 30, 2000 and 1999,
respectively,   and  is  comprised  of  foreign  currency   translation
adjustments.

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

2.  ACQUISITIONS:
On January 12, 2000 the Company completed the purchase of Custom Steel, Inc. and Custom Steel Processing Corp., collectively referred to as Custom, for approximately $12,122,000 in cash and assumption of $5,792,000 of liabilities. Additional contingent payments of up to $3,540,000 may also be made during the next three years.

On July 1, 1998, the Company completed the purchase of Roberts Steel Company (Roberts) for approximately $11,228,000 in cash, issuing a $1,200,000 note payable to a former Roberts shareholder and assuming $2,382,000 in liabilities of Roberts. During 2000 and 1999, respectively, the Company paid the previous shareholders of Roberts $500,000 in additional consideration recorded as additional goodwill in accordance with Emerging Issue Task Force Issue No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination".

The Company financed the acquisition with existing credit facilities. The excess of the purchase price over the acquired net assets has been recorded as goodwill and is being amortized over 30 years. The acquisitions have been recorded under the purchase method of accounting, with the operating results of Custom and Roberts being included in the Company's consolidated financial statements since the date of acquisition.

The pro forma impact of the acquisitions was not material during the three years ended September 30, 2000, 1999 and 1998.

3.  INVENTORIES:
Inventories consist of:

                                        September 30
                                     ------------------
(In thousands)                         2000      1999
-------------------------------------------------------
Raw materials ....................   $59,951    $64,139
Finished goods and work in process    19,974     16,486
                                     --------   -------
                                     $79,925    $80,625
                                     ========   =======

4.  PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment and related accumulated depreciation at September 30, 2000 and 1999 consist of the following:

                                                            September 30
                                                        -------------------
       (In thousands)                                     2000       1999
       --------------------------------------------------------------------
       Land and improvements .........................  $  5,960  $  5,829
       Buildings and improvements ....................    54,241    50,418
       Machinery and equipment .......................   126,235   119,148
       Construction in progress ......................    14,005     4,553
                                                        --------  --------
                                                         200,441   179,948
       Less accumulated depreciation .................    82,227    71,995
                                                        --------  --------
                                                        $118,214  $107,953
                                                        ========  ========


5.  INVESTMENTS IN UNCONSOLIDATED CORPORATE JOINT VENTURES:
Mi-Tech Steel, Inc. owns and operates two high-volume steel slitting facilities and one high volume pickling and steel slitting facility to serve Japanese and domestic automotive and appliance parts manufacturers in the United States. Summarized condensed financial information of Mi-Tech Steel, Inc., a fifty percent owned corporate joint venture accounted for by the equity method follows:

                                        September 30
                                     ------------------
BALANCE SHEET (In thousands)           2000    1999
-------------------------------------------------------
Assets :
  Current assets .................   $54,847    $57,468
  Other assets ...................    48,722     51,481
Liabilities:
  Current liabilities ............   $38,067    $45,735
  Long-term liabilities ..........    26,095     25,605

                                For the Years Ended September 30
                               ----------------------------------
INCOME STATEMENT (In thousands)    2000       1999          1998
-----------------------------------------------------------------
Net Sales .................    $152,698     $143,728     $131,795
Net Income ................    $  1,796     $  2,191     $  1,074

The Company has various transactions with Mi-Tech Steel, Inc. Included in operating income of the Company are management, construction and other fees, interest earned on advances and equity from the joint venture earnings totaling $1,594,000, $2,102,000, and $1,463,000 in 2000, 1999 and 1998, respectively. The Company is a guarantor of up to $8,250,000 of Mi-Tech Steel, Inc. bank borrowings. The borrowings consist of a term note payable due on September 15, 2003, and a revolving line of credit due December 31, 2000. The borrowings bear variable rates of interest, which at September 30, 2000 were 8.87% and 7.85%. The lender has the ability to call the debt if debt covenants are violated. The Company's equity in undistributed net income of Mi-Tech Steel, Inc. was $10,103,000 and $9,205,000 at September 30, 2000 and 1999,
respectively.

The Company maintains an investment of approximately $1,000,000, principally in preferred stock of Processing Technology, Inc., a corporate joint venture accounted for by the cost method.

6.  LONG-TERM DEBT:
Long-term debt consists of the following:

                                                        September 30
                                                      ------------------
     (In thousands)                                     2000     1999
     -------------------------------------------------------------------
     Notes payable to bank, unsecured under current
     line of credit; interest rates at
     September 30, 2000 and 1999 ranged from 7.35%
     to 7.46% and 6.15% to 6.19%, respectively .....  $ 86,000 $ 57,000
     Note payable to bank, unsecured under current
     line of credit; interest rates with various
     options none of which are greater than the
     bank's prime rate .............................       --       --
     Notes payable, unsecured, interest due monthly
     at 8.52% ......................................    28,560   34,280
     Variable rate industrial development revenue
     bonds payable in annual installments through
     November 1, 2014; interest rate at
     September 30, 2000 and 1999 was 5.60% and 3.95%,
     respectively ..................................     4,100    4,200
     Industrial development revenue bonds payable in
     semi-annual installments through May 1, 2011;
     interest rates ranged from 7.38% to 8.13%
     at September 30, 2000 .........................     2,335      --
     Mortgage notes payable in installments through
     2002; interest rates averaging 8.15% at
     September 30, 2000 and 1999 ...................       533      800
     Note payable at 6.50%, unsecured ..............       --       600
     Other .........................................       114       20
                                                      -------- --------
                                                       121,642   96,900
     Less amount due within one year................     6,248    6,691
                                                      -------- --------
                                                      $115,394 $ 90,209
                                                      ======== ========

Steel Technologies has a $100,000,000 line of credit agreement expiring on December 31, 2001 with various variable options on the interest rate, none of which are greater than the bank's prime. At September 30, 2000, there was $86,000,000 outstanding on the credit facility.

In April 2000, the Company entered into an additional $15,000,000 line of credit agreement expiring on December 31, 2000, with various variable options on the interest rate, none of which are greater than the bank's prime. As of September 30, 2000, there were no borrowings outstanding on this credit facility.

In  April  1995,  the  Company  entered  into  a  $40,000,000   private
placement note. Annual principal payments of $5,720,000 began March 1, 1999 and continue through March 1, 2005.

The aggregate amounts of all long-term debt to be repaid for the five years following September 30, 2000, are: 2001, $6,248,000; 2002,
$92,283,000;  2003,  $6,016,000;  2004,  $6,000,000;  2005, $5,970,000;
and thereafter $5,125,000. Provisions contained in the Company's various debt agreements require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. The Company estimates that the fair value of fixed interest debt instruments approximate $30,275,000 at September 30, 2000. The fair value of the Company's debt is estimated based on quoted market rates or current rates offered to the Company on comparable remaining maturities.

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

The Company's Articles of Incorporation authorized 500,000 shares of no par value preferred stock, of which 200,000 shares have been reserved and designated Series A 1998 junior participating preferred stock for possible issuance under the Company's shareholder rights plan. As of September 30, 2000, no preferred shares have been issued.

During   2000,   the   Company   amended  its   restated   articles  of
incorporation to increase the number of authorized common shares from 20,000,000 to 50,000,000.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. The Company has purchased to date 1,570,000 shares for an aggregate of $13,811,000 as of September 30, 2000. During fiscal 2000 and 1999, the Company repurchased approximately 690,000 and 459,000 shares of common stock for $6,688,000 and $3,331,000, respectively.

8.  RETIREMENT PLAN:
The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. Total retirement plan expense was $716,000 in 2000, $666,000 in 1999, and $513,000 in
1998. The Company follows the policy of funding retirement plan contributions as accrued.

9.  INCOME TAXES:
The following table represents the components of the provision for income taxes:

                                           For the Years Ended September 30
                                           --------------------------------
       (In thousands)                         2000        1999       1998
       --------------------------------------------------------------------
       Current:
         Federal .........................  $ 4,535     $ 7,691     $ 3,775
         State, local and foreign ........     (494)      3,155       1,027
                                            -------     -------     -------
                                            $ 4,041      10,846       4,802
                                            -------     -------     -------
       Deferred:
         Federal .........................      105        (555)        649
         State, local and foreign ........    1,819        (630)      1,156
                                            -------     -------     -------
                                              1,924      (1,181)      1,805
                                            -------     -------     -------
                                            $ 5,965     $ 9,661     $ 6,607
                                            =======     =======     =======

Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                           September 30
                                                       ------------------
       (In thousands)                                     2000      1999
       ------------------------------------------------------------------
       Deferred tax assets:
         Inventory capitalization .................... $  1,209  $  1,492
         Provision for doubtful accounts .............      493       408
         Non deductible liabilities ..................      877       526
                                                       --------  --------
           Total deferred tax assets .................    2,579     2,426
                                                       --------  --------
       Deferred tax liabilities:
         Accelerated depreciation ....................   11,170    10,744
         Other, net ..................................    4,070     2,160
                                                       --------  --------
           Total deferred tax liabilities ............   15,240    12,904
                                                       --------  --------
       Net deferred tax liabilities .................. $(12,661) $(10,478)
                                                       ========  ========

A reconciliation of the provision for income taxes with amounts computed by applying the federal statutory rate to income before income taxes follows:

                                                   For the Years Ended
                                                       September 30
                                                 -----------------------
                                                   2000    1999    1998
        ----------------------------------------------------------------
        Tax at U.S. federal statutory rate .....  34.2%   35.0%   34.0%
        State and local income taxes, net of ...   3.5     4.6     4.8
        Equity in net income of unconsolidated
        corporate joint venture ................  (1.9)   (1.4)   (1.1)
        Other, net .............................   1.1      --     2.6
                                                 ------   -----   -----
                                                  36.9%   38.2%   40.3%
                                                 ======   =====   =====

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

                                                   For the Years Ended
                                                       September 30
                                                 ------------------------
(In thousands, except per share results)           2000     1999     1998
-------------------------------------------------------------------------
Net income - as reported .....................   $10,212  $15,572  $ 9,803
Net income - pro forma .......................   $ 9,912  $15,216  $ 9,533
Diluted  net income per share - as  reported..   $  0.94  $  1.38  $  0.82
Diluted  net  income per share - pro forma....   $  0.91  $  1.35  $  0.80
Basic net income per share - as  reported.....   $  0.94  $  1.39  $  0.82
Basic net income per share - pro forma........   $  0.92  $  1.35  $  0.80

The  pro   forma   effects   on  net   income   are   not   necessarily
representative of the pro forma effect on net income in future years. The fair value of options granted during 2000, 1999 and 1998 are $2.19, $6.57 and $5.37 per share, respectively.

The fair value of each option  grant is  estimated on the date of grant
using  the  Black-Scholes   option-pricing  model  with  the  following
assumptions:

                                            For the Years Ended September 30
                                           ----------------------------------
                                              2000         1999        1998
-----------------------------------------------------------------------------
Expected dividend yield ...........           1.3%         1.3%         0.8%
Expected stock price
volatility ........................          46.0%        44.0%        42.9%
Weighted average risk-free
interest rate .....................           6.1%         4.8%         5.7%
Expected life of options
(years) ...........................           7.0          7.0          7.0


The summary of the status of all of the Company's stock incentive plans as of September 30, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                                  September 30
                                ---------------------------------------------
                                  Range of         Weighted
                                   Shares           Option            Average
                                   Under           Prices Per        Exercise
                                   Plans             Share             Price
-----------------------------------------------------------------------------
Balance, September 30, 1997..     514,250       $ 6.67 - $12.79       $10.49
Granted......................     205,000       $11.25 - $12.00       $11.94
Exercised....................     (22,500)      $ 6.67 - $11.63       $ 8.49
Canceled.....................     (73,750)      $10.67 - $11.70       $11.60
                                  -------       ---------------       ------
Balance, September 30, 1998..     623,000       $ 6.67 - $12.79       $10.81
Granted......................      78,000       $ 7.25 - $ 8.73       $ 7.95
Exercised....................     (19,500)          $ 6.67            $ 6.67
Canceled.....................     (48,000)          $10.08            $10.08
                                  -------       ---------------       ------
Balance, September 30, 1999..     633,500        $6.67 - $12.79       $10.64
Granted......................      10,000          $ 11.63            $11.94
Exercised....................     (16,000)      $ 6.67 - $10.67       $ 8.79
Canceled.....................         --            $  --             $  --
                                  -------       ---------------       ------
Balance, September 30, 2000..     627,500       $ 6.67 - $12.79       $10.71
                                  =======       ===============       ======


The  following  table  summarizes   information   about  stock  options
outstanding and exercisable:

                                                September 30, 2000
                    ---------------------------------------------------------------------------------
                                  Options Outstanding:                       Options Exercisable:
                    -------------------------------------------------    ----------------------------
                        Number     Weighted Average                        Number
      Range of        Outstanding      Remaining     Weighted Average    Exercisable      Weighted
  Exercise Prices      at 9/30/00   Contracted Life   Exercise Price     at 9/30/00    Exercise Price
-----------------------------------------------------------------------------------------------------
 $ 6.67 - $10.00        108,000       6.07 years          $ 7.58            46,100         $ 7.11
 $10.01 - $12.79        519,500       5.21 years          $11.36           375,500         $11.22
----------------        -------       ----------          ------           -------         -------
 $ 6.67 - $12.79        627,500       5.36 years          $10.71           421,600         $10.77


At September 30, 2000, there were 500,000 shares available for granting of stock options under the Company's stock option plans. All unexercised options expire not later than the year 2009.

11.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the numerator of the basic and diluted per share computations:

                                                         For the Years Ended
                                                           September 30
                                                     --------------------------
(In thousands, except for share results)             2000      1999       1998
-------------------------------------------------------------------------------
   Net income ...................................   $10,212   $15,572   $ 9,803
                                                    -------   -------   -------
 Shares (denominator) used for diluted share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    10,818    11,230    11,942
  Plus: dilutive effect of stock options ........        39        26        47
                                                    -------   -------   -------
      Adjusted weighted average shares ..........    10,857    11,256    11,989
                                                    -------   -------   -------
Shares (denominator) used for basic per share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    10,818    11,230    11,942
                                                    -------   -------   -------
   Net income per share data:
      Basic .....................................   $  0.94   $  1.38   $  0.82
      Diluted ...................................   $  0.94   $  1.39   $  0.82


Options to purchase 597,500, 310,000, and 363,500 shares for the years ended September 30, 2000, 1999, and 1998, respectively were excluded from the calculations above because the exercise prices of the options were greater than the average market price of the Company's stock during the periods.

12.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). In general, SFAS No. 133 as amended requires that all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and set forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. This standard is effective for the Company's financial statements beginning October 1, 2001, with early adoption permitted. Management of the Company plans to adopt SFAS No. 133 on October 1, 2001 and anticipates the adoption will not have a material impact on the Company's results of operations or its financial position.

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

                   REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Steel Technologies Inc.

In our opinion,  the accompanying  consolidated  balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Steel Technologies Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


Louisville, Kentucky
November 17, 2000

                             EXHIBIT 21.1
                        STEEL TECHNOLOGIES INC.
                      SUBSIDIARIES AND AFFILIATES
                       BEFORE SEPTEMBER 30, 1999

                                                                   Percentage of
                                                                       Voting
                                         Names Under                 Securities
                         Jurisdiction of Which Business               Owned By
Name                     Incorporation   Transacted                  Registrant
--------------------------------------------------------------------------------
Wabash Steel Corporation
 (Formerly Southern Strip
  Steel-Peru, Inc.)      Indiana         Wabash Steel Corporation       100%

Steel Technologies
  Carolinas, Inc.        North Carolina  Steel Technologies Carolinas   100%


Steel Technologies
   Ohio, Inc. (formerly
   Southern Strip Steel-
   Columbus, Inc.)       Ohio            Steel Technologies Ohio        100%

Roberts Steel Company    Ohio            Roberts Steel                  100%

Steel Technologies de
   Mexico (formerly
   Transformadora y
   Commercializdora de
   Metales, S.A. de C.V.)Mexico          Steel Technologies de Mexico    90%

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

                        STEEL TECHNOLOGIES INC.
                      SUBSIDIARIES AND AFFILIATES
                       AFTER SEPTEMBER 30, 1999


                                                                   Percentage of
                                                                       Voting
                                         Names Under                 Securities
                         Jurisdiction of Which Business               Owned By
Name                     Incorporation   Transacted                  Registrant
--------------------------------------------------------------------------------
Wabash Steel Corporation Steel Technologies, LLC
  (Formerly Steel Technologies
   Carolinas, Inc.)      South Carolina  Steel Technologies Carolinas    100%

Steel Technologies, L.P. Delaware        Steel Technologies     General Partner
                                                                Limited partner
                                                                is Steel
                                                                Technologies,
                                                                LLC (SC)

Steel Technologies Corp.
  (Formerly Roberts Steel
   Company)              Ohio            Steel Technologies Ohio         100%

Steel Technologies, LLC  Ohio            Steel Technologies     100% owned by
                                                                Steel
                                                                Technologies
                                                                Corp.

Wabash Steel Corporation
 (Formerly Southern Strip
  Steel-Peru, Inc.)      Indiana         Wabash Steel Corporation        100%

Steel Technologies Ohio,
   Inc. (formerly
   Southern Strip Steel-
   Columbus, Inc)        Ohio            Steel Technologies Ohio         100%

Steel Technologies de
   Mexico (formerly
   Transformadora y
   Commercializadora de
   Metales, S.A. de C.V.)Mexico          Steel Technologies de Mexico     90%

Custom Steel, Inc.       Kentucky        Custom Steel                    100%

Custom Steel Processing,
   Inc.                  Ohio            Custom SteelProcessing          100%

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

                             EXHIBIT 23.1
                  CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement of Steel Technologies Inc. and Subsidiaries on Form S-8 (File Nos. 333-66318, 333-21279 and 333-21359) of our report dated November 17 2000, relating to the consolidated financial statements, which appears in the 2000 Annual Report to shareholders of Steel Technologies Inc. and Subsidiaries, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated November 17, 2000 relating to the financial statement schedule, which appears in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP


Louisville, Kentucky
December 22, 2000