Form 10-Q
period 2000-12-31
STEEL TECHNOLOGIES INC
filed 2001-02-14
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 10,239,851 shares outstanding of the Registrant's common stock as of January 31, 2000.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets December 31, 2000
        (Unaudited) and September 30, 2000 (Audited) ......................    3

        Condensed Consolidated Statements of Income and Comprehensive
        Income Three months ended December 31, 2000 and 1999
        (Unaudited) .......................................................    4

        Condensed Consolidated Statements of Cash Flows
        Three months ended December 31, 2000 and 1999 (Unaudited) .........    5

        Notes to Condensed Consolidated Financial Statements (Unaudited) ..  6-8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................. 9-13

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk ..............................................................   14

PART II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ...............   14

                     Part I. - FINANCIAL INFORMATION
                      Item 1. Financial Statements

                         STEEL TECHNOLOGIES INC.
                  Condensed Consolidated Balance Sheets

                                                     December 31    September 30
                                                        2000            2000
                                                     -----------    ------------
(In thousands)                                       (Unaudited)      (Audited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $     829       $   4,469
   Trade accounts receivable, net ..............         61,823          67,039
   Inventories .................................         80,794          79,925
   Deferred income taxes .......................          2,579           2,579
   Prepaid expenses and other assets ...........          1,098           1,043
                                                      ---------       ---------
      Total current assets .....................        147,123         155,055

Property, plant and equipment, net .............        117,011         118,214
Investments in corporate joint ventures ........         20,990          20,756
Goodwill, net of amortization ..................         19,429          19,613
Other assets ...................................          1,739           1,751
                                                      ---------       ---------
                                                      $ 306,292       $ 315,389
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  44,486       $  44,645
   Accrued liabilities .........................          7,600           6,734
   Income taxes payable ........................          1,132            --
   Long-term debt due within one year ..........        105,090           6,248
                                                      ---------       ---------
      Total current liabilities ................        158,308          57,627

Long-term debt .................................          6,378         115,394
Deferred income taxes ..........................         14,973          15,240
Other long term liabilities ....................           --                96
                                                      ---------       ---------
      Total liabilities ........................        179,659         188,357
                                                      ---------       ---------
Commitments and contingencies ..................           --              --
 Shareholders' equity:
   Preferred stock .............................           --              --
   Common stock ................................         17,303          17,287
   Treasury stock ..............................        (14,970)        (13,811)
   Additional paid-in capital ..................          4,909           4,909
   Retained earnings ...........................        121,283         120,125
   Accumulated other comprehensive loss ........         (1,892)         (1,478)
                                                      ---------       ---------
     Total shareholders' equity ................        126,633         127,032
                                                      ---------       ---------
                                                      $ 306,292       $ 315,389
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except per share results)          Three Months Ended
(Unaudited)                                           December 31
---------------------------------------------------------------------
                                                    2000       1999
                                                  -------------------
Sales ........................................... $110,861   $104,890
Cost of goods sold ..............................   99,393     91,669
                                                  --------   --------
      Gross profit ..............................   11,468     13,221

Selling, general and administrative expenses ....    6,975      6,568
Equity in net income of unconsolidated
  corporate joint venture .......................      234        404
                                                  --------   --------
   Operating income .............................    4,727      7,057

Interest expense, net ...........................    1,888      1,344
                                                  --------   --------
   Income before income taxes ...................    2,839      5,713

Provision for income taxes ......................    1,057      2,062
                                                  --------   --------
    Net income .................................. $  1,782   $  3,651
                                                  --------   --------
Diluted weighted average number of
   common shares outstanding ....................   10,397     11,186
                                                  ========   ========

Diluted earnings per common share ............... $   0.17   $   0.33
                                                  ========   ========

Basic weighted average number of
   common shares outstanding ....................   10,388     11,095
                                                  ========   ========

Basic earnings per common share ................. $   0.17   $   0.33
                                                  ========   ========

Cash dividends per common share ................. $   0.06   $   0.06
                                                  ========   ========



            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                                    Three Months Ended
(Unaudited)                                           December 31
---------------------------------------------------------------------
                                                     2000      1999
                                                  -------------------
Net income ...................................... $  1,782   $  3,651
    Foreign currency translation
        adjustment ..............................     (414)        26
                                                  --------   --------
Comprehensive income ............................ $  1,368   $  3,677
                                                  ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                              Three months ended
(Unaudited)                                                     December 31
--------------------------------------------------------------------------------
                                                             2000       1999
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .........................................   $  1,782    $  3,651
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation ...................................      3,529       3,182
       Amortization ...................................        184          94
       Deferred income taxes ..........................       (206)        137
       Equity in net income of unconsolidated corporate
         joint venture ................................       (234)       (404)
       Gain on sale of assets .........................       (212)        (19)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................      5,006)     (4,474)
             Inventories ..............................     (1,056)     (3,105)
             Prepaid expenses and other assets ........        (43)         48
             Accounts payable .........................        (22)       (379)
             Accrued liabilities and income taxes .....      1,944         (56)
                                                          ---------   ---------
Net cash provided by (used in) operating activities ...     10,672      (1,325)
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (3,012)     (5,772)
   Proceeds from sale of property, plant and equipment         650          55
                                                          ---------   ---------
Net cash used in investing activities .................     (2,362)     (5,717)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................        --       12,000
   Principal payments on long-term debt ...............    (10,174)       (168)
   Cash dividends on common stock .....................       (624)       (665)
   Repurchase of common stock .........................     (1,159)     (2,788)
   Net issuance of common stock .......................         16          16
                                                          ---------   ---------
Net cash (used in) provided by financing activities ...    (11,941)      8,395
                                                          ---------   ---------
Effect of exchange rate changes on cash ...............         (9)         21
                                                          ---------   ---------
Net (decrease) increase in cash and cash equivalents ..     (3,640)      1,374
Cash and cash equivalents, beginning of year ..........      4,469      12,578
                                                          ---------   ---------
Cash and cash equivalents, end of period ..............   $    829    $  8,395
                                                          =========   =========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  2,200    $  1,719
                                                          ========    ========
Cash payment for income taxes .........................   $    144    $    364
                                                          ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of December 31, 2000 and the condensed consolidated statements of income, comprehensive income and cash flows for the three months ended December 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2000. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

Inventory consists of:
                                                     December 31   September 30
                                                        2000           2000
                                                     -----------   ------------
(In thousands)                                        Unaudited       Audited
-------------------------------------------------------------------------------
Raw materials ....................................   $   57,974      $   59,951
Finished goods and work in process ...............       22,820          19,974
                                                     ----------      ----------
                                                     $   80,794      $   79,925
                                                     ==========      ==========

3.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:


                                                          Three Months Ended
(In thousands, except per share results)                     December 31
-----------------------------------------------------------------------------
                                                             2000      1999
                                                          -------------------
Net income .............................................. $ 1,782   $ 3,651
                                                          -------   -------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .  10,388    11,095
    Plus: dilutive effect of stock options ..............       9        91
                                                          -------   -------
       Diluted weighted average shares                     10,397    11,186
                                                          -------   -------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .  10,388    11,095
                                                          -------   -------

Net income per share data:
    Diluted ............................................. $  0.17   $  0.33
                                                          =======   =======

    Basic ............................................... $  0.17   $  0.33
                                                          =======   =======

Options to purchase 627,500 and 70,000 shares at December 31, 2000 and 1999, respectively were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during the periods.

4.  INVESTMENTS IN UNCONSOLIDATED CORPORATE JOINT VENTURES

On January 22, 2001, the Company announced it will record certain one-time charges relating to recent strategic initiatives involving its joint venture operations during the second quarter of fiscal 2001. Mi-Tech Steel, Inc. (Mi-Tech Steel), an unconsolidated corporate joint venture accounted for by the equity method, has committed to discontinue its Decatur, Alabama operation as of March 31, 2001. Mi-Tech Steel expects current orders to be filled through the end of the second quarter of fiscal 2001 at which time the assets utilized in that facility will be offered for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," Mi-Tech will record an impairment charge associated with this facility based on the Company's estimates of fair value.

During the second quarter of fiscal 2001, the Company will record an impairment charge for its investment in Processing Technology Inc. (PTI) based upon the deterioration in the financial condition of the corporate joint venture and its principal customer.

The Company estimates its equity in net losses of unconsolidated corporate joint ventures for the second quarter of fiscal 2001 will range from $7 million to $8 million as a result of the impairment charge and net operating losses at Decatur, as well as the writedown of certain joint venture investments including PTI.

5.  LONG-TERM DEBT

Under various debt agreements, the Company agrees to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. None of these covenants would restrict the completion of currently planned capital expenditures. The Company is in compliance with all covenants except for the current ratio required under the private placement note. Under the line of credit agreement, the definition of current liabilities excludes the line of credit borrowings. However, the private placement note agreement does not exclude these borrowings from its definition of current liabilities. Since the line of credit is currently due December 31, 2001, Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," requires the classification of the Company's line of credit borrowings as a current liability. Management expects the noteholders to amend the definition of current ratio in the private placement note agreement to be identical to the definition of current ratio in the line of credit agreement. As a result of this amendment, management does not expect the lenders to take any action.

At  December  31,  2000,  the  Company  had   $105,218,000   of  long-term  debt
outstanding, of which $105,090,000 is classified as a current liability. The Company classified approximately $99,000,000 of debt as a current liability because of the line of credit maturity date and covenant violation described above. If the Company had renewed its line of credit facility on a long-term basis as of December 31, 2000, the current portion of its debt would have been $6,250,000.

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

Results of Operations
---------------------

Steel Technologies posted record first quarter sales of $110,861,000 for the fiscal quarter ended December 31, 2000, an increase of 6% from sales of $104,890,000 for the first quarter ended December 31, 1999. Tons shipped of Company-owned steel products in the first quarter of fiscal 2001 increased approximately 7% compared to the first quarter of fiscal 2000 while the average selling price of Company-owned steel products was relatively flat for the first quarter of fiscal 2000 as compared to the previous year. Custom Steel, Inc. and Custom Steel Processing Corp., collectively Custom Steel (now wholly owned subsidiaries of the Company), acquired on January 12, 2000, added $6,800,000 of revenues for the first quarter of fiscal 2001. Sales of existing Steel Technologies steel processing operations decreased by approximately $829,000 or 1% from a year ago.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share with both existing and new customers which should help mitigate the effects of slowing demand levels in the automotive industry.

The gross profit margin was 10.3% in the first quarter of fiscal 2001 compared to 12.6% in the first quarter of fiscal 2000 primarily as a result of higher raw material costs than the previous year's first quarter. Increases in raw material costs occurred primarily through the Company's second and third fiscal quarters of 2000 and the higher costs carried over to the first quarter of fiscal 2001. According to recent public announcements of both domestic integrated and mini-mill steel suppliers, the Company expects raw material costs to increase somewhat in the next quarter. Should raw material costs increase significantly, gross margins could be negatively impacted as the Company does not expect to fully pass along these increases to its customers. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Steel Technologies continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Selling, general and administrative costs increased approximately 6% for the first quarter of fiscal 2001 compared to the first fiscal quarter of 2000. The increase in selling, general and administrative expenses was primarily attributable to additional expenses from the addition of Custom Steel and additional marketing expenses to support sales growth in South Carolina and Mexico. Selling, general and administrative expenses as a percentage of sales were 6.0% for the current quarter and for the comparable quarter last year, respectively.

The Company's share of the income of Mi-Tech Steel, Inc., (Mi-Tech Steel) an unconsolidated corporate joint venture, was $234,000 and $404,000 for the first quarter of fiscal 2001 and 2000, respectively. An increase in raw material costs and a weaker steel market in the southeastern United States region serviced by the Decatur, Alabama operation have adversely impacted Mi-Tech's profitability for the first quarter of fiscal 2001 compared to 2000.

On January 22, 2001, the Company announced it will record certain one-time charges relating to recent strategic initiatives involving its joint venture operations during the second quarter of fiscal 2001. Mi-Tech Steel has committed to discontinue its Decatur, Alabama operation as of March 31, 2001. Mi-Tech Steel expects current orders to be filled through the end of the second quarter of fiscal 2001 at which time the assets utilized in that facility will be offered for sale. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," Mi-Tech will record an impairment charge associated with this facility based on the Company's estimates of fair value.

During the second quarter of fiscal 2001, the Company will record an impairment charge for its investment in Processing Technology Inc. (PTI) based upon the deterioration in the financial condition of the corporate joint venture and its principal customer.

The Company estimates its equity in net losses of unconsolidated corporate joint ventures for the second quarter of fiscal 2001 will range from $7 million to $8 million as a result of the impairment charge and net operating losses at Decatur, as well as the writedown of certain joint venture investments including PTI.

Net interest expense for the first quarter of fiscal 2001 was $1,888,000 compared to $1,344,000 for the first quarter of fiscal 2000. Increase is primarily attributable to higher average borrowings during the current quarter as compared to last year. Management expects the recent actions by the Federal Reserve Board toward an easier monetary policy will result in lower interest rates paid by the Company on its line of credit in subsequent quarters.

The Company's effective income tax rate was approximately 37.2% and 36.1%, respectively, for the first quarters of fiscal 2001 and 2000. The increase is attributable mainly to a slightly higher effective tax rate in Mexico.

Liquidity and Capital Resources
-------------------------------

The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first three months of fiscal 2001, lower accounts receivable contributed to the $10,671,000 of cash provided by operations. Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout fiscal 2001.

Capital expenditures for the first three months of fiscal 2001 totaled approximately $3,000,000. The major expenditures were for the completion of the construction of Matamoros, Mexico facility and other capacity expansion projects. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2001, the capital additions to all facilities are expected to approximate $12,000,000.

Steel Technologies maintains an equity investment of approximately $18,650,000 in its 90%-owned Mexican subsidiary.

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

The Company has a $100,000,000 line of credit agreement expiring on December 31, 2001, with various variable options on the interest rate, none of which are greater than the bank's prime. During the first quarter of fiscal 2001, the Company repaid $10,176,000 in debt from its operating cash flows. At December 31, 2000, there was $76,000,000 outstanding on the credit facility.

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

At this time, the Company has no known material obligations, commitments or demands that must be met beyond the next twelve months other than the ten-year private placement note and the unsecured bank lines of credit. The Company has approximately $28,560,000 outstanding at December 31, 2000 on the ten-year note which requires annual principal payments through March 2005. Consistent with prior years, the $100,000,000 line of credit is expected to be renewed at the end of the term on a long-term basis. However, the Company is required to classify this obligation as a current liability until such agreement is finalized.

As of December 31, 2000, Steel Technologies had ($11,185,000) of working capital, maintained a current ratio of .9:1 and had total debt at 47% of capitalization. If the Company had renewed its line of credit facility on a long-term basis as of December 31, 2000, the current portion of its debt would have been $6,250,000 instead of $105,090,000 and the Company would have $87,655,000 of working capital and a current ratio of 2.5:1.

Under various debt agreements, the Company agrees to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. None of these covenants would restrict the completion of currently planned capital expenditures. The Company is in compliance with all covenants except for the current ratio required under the private placement note. Under the line of credit agreement, the definition of current liabilities excludes the line of credit borrowings. However, the private placement note agreement does not exclude these borrowings from its definition of current liabilities. Since the line of credit is currently due December 31, 2001, Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," requires the classification of the Company's line of credit borrowings as a current liability. Management expects the noteholders to amend the definition of current ratio in the private placement note agreement to be identical to the definition of current ratio in the line of credit agreement. As a result of this amendment, management does not expect the lenders to take any action.

At December 31, 2000, Steel Technologies had $105,218,000 of long-term debt outstanding, of which $105,090,000 is classified as a current liability. The Company classified approximately $99,000,000 of debt as a current liability because of the line of credit maturity date and covenant violation described above. If the Company had renewed its line of credit facility on a long-term basis as of December 31, 2000, the current portion of its debt would have been $6,250,000.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. From the inception of the program, the Company repurchased approximately 1,785,000 shares of common stock, including 214,600 during the first three months of fiscal 2001.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first three months ended December 31, 2000 from the disclosures about market risk provided in the Company's Annual Report on Form10-K for the year ended September 30, 2000.

                           Part II - Other Information

           Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 25, 2001. The matter voted upon at the meeting was the election of three directors for three-year terms.

The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:

Nominee               Votes For       Votes Against     Votes Withheld

Michael J. Carroll    9,047,578             0               158,642
Howard F. Bates, Jr.  9,047,701             0               158,519
William E. Hellmann   9,015,416             0               190,804


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


Dated February 14, 2001