Form 10-Q
period 2001-03-31
STEEL TECHNOLOGIES INC
filed 2001-05-14
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 10,223,503 shares outstanding of the Registrant's common stock as of April 30, 2001.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets March 31, 2001
        (Unaudited) and September 30, 2000 (Audited) .................    3

        Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three months and Six months ended March 31, 2001
        and 2000 (Unaudited) .........................................    4

        Condensed Consolidated Statements of Cash Flows
        Six months ended March 31, 2001 and 2000 (Unaudited) .........    5

        Notes to Condensed Consolidated Financial Statements (Unaudited) 6-9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ........................................  10-13

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .........................................................   14

                     Part I. - FINANCIAL INFORMATION
                      Item 1. Financial Statements

                         STEEL TECHNOLOGIES INC.
                  Condensed Consolidated Balance Sheets

                                                      March 31      September 30
                                                        2001            2000
                                                     -----------    ------------
(In thousands)                                       (Unaudited)      (Audited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   2,043       $   4,469
   Trade accounts receivable, net ..............         66,882          67,039
   Inventories .................................         74,906          79,925
   Deferred income taxes .......................          2,579           2,579
   Prepaid expenses and other assets ...........          1,171           1,043
                                                      ---------       ---------
      Total current assets .....................        147,581         155,055

Property, plant and equipment, net .............        115,685         118,214
Investments in corporate joint ventures ........         13,341          20,756
Goodwill, net of amortization ..................         19,246          19,613
Other assets ...................................          1,567           1,751
                                                      ---------       ---------
                                                      $ 297,420       $ 315,389
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  46,775       $  44,645
   Accrued liabilities .........................          8,230           6,734
   Income taxes payable ........................             76            --
   Long-term debt due within one year ..........        100,371           6,248
                                                      ---------       ---------
      Total current liabilities ................        155,452          57,627

Long-term debt .................................          6,300         115,394
Deferred income taxes ..........................         15,159          15,240
Other long term liabilities ....................           --                96
                                                      ---------       ---------
      Total liabilities ........................        176,911         188,357
                                                      ---------       ---------
Commitments and contingencies ..................           --              --
 Shareholders' equity:
   Preferred stock .............................           --              --
   Common stock ................................         17,318          17,287
   Treasury stock ..............................        (15,141)        (13,811)
   Additional paid-in capital ..................          4,909           4,909
   Retained earnings ...........................        115,927         120,125
   Accumulated other comprehensive loss ........         (2,504)         (1,478)
                                                      ---------       ---------
     Total shareholders' equity ................        120,509         127,032
                                                      ---------       ---------
                                                      $ 297,420       $ 315,389
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Operations

(Amounts in thousands,                Three Months Ended     Six Months Ended
except per share data, unaudited)          March 31              March 31
--------------------------------------------------------------------------------
                                        2001       2000       2001       2000
                                      ------------------------------------------
Sales ................................ $106,561   $120,910   $217,422   $225,800
Cost of goods sold ...................   94,184    106,290    193,577    197,959
                                       --------   --------   --------   --------
      Gross profit ...................   12,377     14,620     23,845     27,841

Selling, general and
   administrative expenses ...........    7,276      7,527     14,251     14,095
Equity in net income (loss) of
   unconsolidated corporate joint
   venture (including impairment
   charge of $7.5 million ............   (7,648)       205     (7,414)       609
                                       --------   --------   --------   --------
   Operating income (loss) ...........   (2,547)     7,298      2,180     14,355

Interest expense, net ................    1,831      1,939      3,719      3,283
                                       --------   --------   --------   --------
   Income (loss) before income taxes .   (4,378)     5,359     (1,539)    11,072

Provision for income taxes ...........      978      2,065      2,035      4,127
                                       --------   --------   --------   --------
    Net income (loss) ................   (5,356)  $  3,294   $ (3,574)  $  6,945
                                       --------   --------   --------   --------
Diluted weighted average number of
   common shares outstanding .........   10,230     10,929     10,310     11,058
                                       ========   ========   ========   ========

Diluted earnings (loss) per common
   share ............................. $ (0.52)   $   0.30   $ (0.35)   $   0.63
                                       ========   ========   ========   ========

Basic weighted average number of
   common shares outstanding .........   10,230     10,882     10,310     10,989
                                       ========   ========   ========   ========

Basic earnings per common share ...... $ (0.52)   $   0.30   $ (0.35)   $   0.63
                                       ========   ========   ========   ========

Cash dividends per common share ...... $   --     $   --     $   0.06   $   0.06
                                       ========   ========   ========   ========

            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                        Three Months Ended     Six Months Ended
(Unaudited)                                March 31              March 31
---------------------------------------------------------------------------------
                                        2001       2000       2001       2000
                                      -------------------------------------------
Net income (loss) .................... $(5,356)  $  3,294   $ (3,574)   $  6,945
  Foreign currency translation
        adjustment ...................    (612)       (45)    (1,026)        (19)
                                       --------   --------   --------    --------
Comprehensive income (loss) .......... $(5,968)   $ 3,249    $(4,600)    $ 6,926
                                       ========   ========   ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Six months ended
(Unaudited)                                                       March 31
--------------------------------------------------------------------------------
                                                             2001       2000
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................   $ (3,574)   $  6,945
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
       Depreciation ...................................      7,201       6,489
       Amortization ...................................        366         263
       Deferred income taxes ..........................         64       1,316
       Equity in net loss (income) of unconsolidated
         corporate joint venture ......................      7,414        (609)
       (Gain) loss on sale of assets ..................       (203)         46
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................       (363)    (14,324)
             Inventories ..............................      4,565     (23,056)
             Prepaid expenses and other assets ........       (120)       (162)
             Accounts payable .........................      2,454      16,195
             Accrued liabilities and income taxes .....      1,581      (2,041)
                                                          ---------   ---------
Net cash provided by (used in) operating activities ...     19,385      (8,938)
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (5,719)    (11,128)
   Proceeds from sale of property, plant and equipment         658          86
   Acquisition, net of cash acquired ..................        --      (12,122)
                                                          ---------   ---------
Net cash used in investing activities .................     (5,061)    (23,164)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................      4,000      42,000
   Principal payments on long-term debt ...............    (18,972)     (6,687)
   Cash dividends on common stock .....................       (624)       (665)
   Repurchase of common stock .........................     (1,330)     (4,642)
   Net issuance of common stock .......................         30          31
   Other ..............................................        175        (700)
                                                          ---------   ---------
Net cash (used in) provided by financing activities ...    (16,721)     29,337
                                                          ---------   ---------
Effect of exchange rate changes on cash ...............        (29)        (26)
                                                          ---------   ---------
Net (decrease) increase in cash and cash equivalents ..     (2,426)     (2,791)
Cash and cash equivalents, beginning of year ..........      4,469      12,578
                                                          ---------   ---------
Cash and cash equivalents, end of period ..............   $  2,043    $  9,787
                                                          =========   =========
Supplemental Cash Flow Disclosures:
  Cash payment for interest ...........................   $  4,151    $  3,255
  Cash payment for income taxes .......................   $  2,331    $  4,260

Supplemental Schedule of Noncash Investing Activities:

  Fair value of assets acquired, net of cash acquired
     of $0 and $1,228, respectively ...................   $    --     $ 17,914
  Liabilities assumed .................................        --        5,792
                                                          ---------   ---------
  Net cash paid                                           $    --     $ 12,122
                                                          =========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of March 31, 2001 and the condensed consolidated statements of income, comprehensive income and cash flows for the three and six months ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2000. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

Inventory consists of:
                                                      March 31     September 30
                                                        2001           2000
                                                     -----------   ------------
(In thousands)                                        Unaudited       Audited
-------------------------------------------------------------------------------
Raw materials ....................................   $   59,966      $   59,951
Finished goods and work in process ...............       14,940          19,974
                                                     ----------      ----------
                                                     $   74,906      $   79,925
                                                     ==========      ==========

3.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:


                                                          Three Months Ended
(In thousands, except per share results)                       March 31
-----------------------------------------------------------------------------
                                                            2001      2000
                                                          -------------------
Net income (loss) ....................................... $(5,356)  $ 3,294
                                                          -------   -------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .  10,230    10,882
    Plus: dilutive effect of stock options ..............     --         47
                                                          -------   -------
       Diluted weighted average shares                     10,230    10,929
                                                          -------   -------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .  10,230    10,882
                                                          -------   -------

Net income (loss) per share data:
    Diluted ............................................. $(0.52)   $ 0.30
                                                          =======   =======

    Basic ............................................... $(0.52)   $ 0.30
                                                          =======   =======

                                                           Six Months Ended
(In thousands, except per share results)                       March 31
-----------------------------------------------------------------------------
                                                            2001      2000
                                                          -------------------
Net income .............................................. $(3,574)  $ 6,945
                                                          -------   -------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .  10,230    10,989
    Plus: dilutive effect of stock options ..............     --         69
                                                          -------   -------
       Diluted weighted average shares                     10,230    11,058
                                                          -------   -------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .  10,230    10,989
                                                          -------   -------

Net income per share data:
    Diluted ............................................. $(0.35)   $ 0.63
                                                          =======   =======

    Basic ............................................... $(0.35)   $ 0.63
                                                          =======   =======


Options to purchase 791,500 shares at March 31, 2001 were excluded from the calculations above because they were antidilulitve. Options to purchase 320,000 shares at March 31, 2000, respectively were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during the periods.

4.  INVESTMENTS IN UNCONSOLIDATED CORPORATE JOINT VENTURES

On January 22, 2001, the Company announced it would record certain one-time charges relating to recent strategic initiatives involving its joint venture operations during the second quarter of fiscal 2001 at Mi-Tech Steel, Inc. (Mi-Tech Steel) and Processing Technology Inc (PTI).

In March 2001, Mi-Tech Steel, an unconsolidated corporate joint venture accounted for by the equity method, discontinued its Decatur, Alabama operation. Mi-Tech Steel is pursuing alternatives to sell its assets in Decatur. In accordance with Statement of Financial Accounting Standards No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," Mi-Tech Steel recorded an impairment charge associated with this facility based on the Company's estimates of fair value. The Company's share of Mi-Tech Steel's impairment charges recorded during the second quarter of fiscal 2001 was approximately $6.5 million.

Summarized condensed financial information for Mi-Tech Steel follows:

                                                       March 31, 2001
  Balance Sheet (In Thousands)                           (Unaudited)
  ----------------------------                         --------------
  Assets:
     Current assets ..................................    $ 51,912
     Other assets ....................................    $ 32,497

  Liabilities:
     Current liabilities .............................    $ 34,790
     Long-term liabilities ...........................    $ 22,936


                                                        For the Six
                                                        Months Ended
                                                       March 31, 2001
  Income Statement (In Thousands)                        (Unaudited)
  -------------------------------                      ---------------

  Net Sales                                               $ 70,561

  Net Loss (including impairment charge of
     approximately $13 million)                           $ 12,724

During the second quarter of fiscal 2001, the Company determined that Processing Technology Inc. (PTI), an unconsolidated corporate joint venture accounted for by the cost method, was not able to sustain an earnings capacity which justified the carrying amount of its investment due to the deteriorating financial condition of PTI and its principal customer. Accordingly, the Company wrote off its approximate $1 million investment in PTI in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

5.  LONG-TERM DEBT

Under various debt agreements, the Company agrees to maintain specified levels of working capital and net worth, maintain certain ratios and limit the addition of substantial debt. None of these covenants would restrict the completion of currently planned capital expenditures. As a result of the impairment charges recorded during the second quarter of fiscal 2001 (see Note 4), the Company is not currently in compliance with certain bank covenants. The Company is not currently in compliance with the current ratio required under the private placement note. Under the line of credit agreement, the definition of current liabilities excludes line of credit borrowings. However, the private placement note agreement does not exclude these borrowings from its definition of current liabilities. Since the line of credit is currently due December 31, 2001, Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," requires the classification of the Company's line of credit borrowings and private placement borrowings as current liabilities.

Management expects to refinance its existing line of credit facility on a long-term basis prior to the maturity of its existing date of December 31, 2001. Upon refinancing the line of credit facility, the Company will again be in compliance with all bank covenants.

At March 31, 2001, Steel Technologies had $106,671,000 of long-term debt outstanding, of which $100,371,000 is classified as a current liability. The Company classified approximately $94,000,000 of debt as a current liability because of the line of credit maturity date and covenant violations described above.

6. ADOPTION OF ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In general, SFAS No. 133, as amended, requires all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, it any, for which the derivative is designated as a hedge.

The Company adopted SFAS No. 133 on October 1, 2000 and the adoption did not have any impact on the Company's results of operations or its financial position.

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

Results of Operations
---------------------

Steel Technologies posted sales of $106,561,000 for the second quarter ended March 31, 2001, a decrease of 12% from sales of $120,910,000 for the second quarter ended March 31, 2000. Tons shipped of Company-owned steel products in the second quarter of fiscal 2001 decreased approximately 7% compared to the second quarter of fiscal 2000 while the average selling price of Company-owned steel products for the second quarter fiscal 2001 decreased approximately 4% from the previous year.

Sales for the six months ended March 31, 2001 decreased by 4% to $217,422,000 compared to $225,800,000 for the six months ended March 31, 2000. Tons shipped in the first six months of fiscal 2001 decreased 1% compared to the first six months of fiscal 2000. Average selling prices of steel for the first six months of fiscal 2001 decreased approximately 2% as compared to the previous year.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share and to develop a substantial amount of new business with both existing and new customers which should help mitigate the effects of slowing demand levels in the automotive industry.

The gross profit margin was 11.6% and 11.0% in the second quarter and six months of fiscal 2001, respectively compared to 12.1% and 12.3% in the second quarter and six months of fiscal 2000, respectively. The decreases are primarily the result of selling price decreases to customers following a softer raw material cost environment which occurred in the later half of fiscal 2000. Should raw material costs increase significantly in the second half of fiscal year 2001, gross margins could be negatively impacted as the Company does not expect to fully pass along these increases to its customers. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Steel Technologies continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Selling, general and administrative costs for the second quarter decreased approximately 3.4% from the comparable quarter of fiscal 2000. The decrease is primarily attributable to efforts by the Company to reduce costs in response to a weakening economy.

Selling, general and administrative expenses for the first half of fiscal 2001 increased 1% from the comparable first half of fiscal 2000. Selling, general and administrative expenses as a percentage of sales were 6.8% for the second quarter of fiscal 2001 as compared to 6.2% for the second quarter of fiscal 2000. Selling, general and administrative expenses as a percentage of sales were 6.6% for the six months ended March 31, 2001 as compared to 6.2% for the six months ended March 31, 2000. The increase was primarily attributable to additional expenses from the addition of Custom Steel Inc. and Custom Steel Processing, Inc, collectively Custom Steel (now wholly owned subsidiaries of the Company) which were partially offset by efforts by the Company to reduce costs in response to a weakening economy.

The Company's share of loss of its joint venture operations was $7.6 million and $7.4 million, respectively for the second quarter and six months of fiscal 2001 compared to income of $205,000 and $609,000, respectively for the second quarter and six months ended March 31, 2000. This includes the Company's share of approximately $7.5 million of asset impairment charges recorded during the second fiscal quarter of 2001 relating to its joint venture operations (see Note 4 of the Company's Notes to Condensed Consolidated Financial Statements).

Net interest expense for the second quarter of fiscal 2001 was $1,831,000 compared to $1,939,000 for the second quarter of fiscal 2000. The decrease is primarily the result of lower average borrowings during the second quarter of fiscal 2001 and slightly lower interest rates. The Company's borrowings were higher in the second quarter of fiscal 2000 to finance the acquisition of Custom Steel and the Company's working capital needs.

Net interest expense for the first six months of fiscal 2001 was $3,719,000 compared to $3,283,000 for first six months of fiscal 2000. Average borrowings during the first six months of fiscal 2001 were higher than average borrowings for the comparable period in fiscal 2000 and interest income from the Company's Mexican subsidiary was lower as a result of completion of the Matamoros construction in fiscal 2001.

Excluding the asset impairment charges included in equity in earnings (loss) of joint ventures during the second quarter of fiscal 2001 and its related tax effect, the Company's effective income tax rate was approximately 47.8% and 42.7%, respectively for the second quarter and six months of fiscal 2001 compared to 38.5% and 37.3% for the comparable periods of fiscal 2000. The increase is attributable to a lower percentage of overall earnings from the Mi-Tech joint venture, which are not fully taxable to the company, and a higher percentage of overall earnings from items not deductible for tax purposes including goodwill amortization.

Liquidity and Capital Resources
-------------------------------

The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. During the first six months of fiscal 2001, inventory decreased $4,565,000 as the Company reduced its inventory levels to reflect lower demand from customers. Accounts receivable decreased by $363,000 and accounts payable increased $2,454,000. These factors, along with non-cash charges for depreciation and amortization, contributed to $19,385,000 of cash provided by operations. Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout fiscal 2001.

Capital expenditures for the first six months of fiscal 2001 totaled approximately $5,700,000. The major expenditures were for the completion of the construction of Matamoros, Mexico facility and certain productivity improvement projects. Steel Technologies continues to expand production capacity and invest in automated packaging lines to serve the growing needs of customers. For fiscal 2001, the capital additions to all facilities are expected to approximate $12,000,000.

Steel Technologies maintains an equity investment of approximately $19,434,000 in its 90%-owned Mexican subsidiary.

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

The Company has a $100,000,000 line of credit agreement expiring on December 31, 2001, with various variable options on the interest rate, none of which are greater than the bank's prime. During the first six months of fiscal 2001, the Company borrowed $4,000,000 and repaid approximately $19,000,000 in debt from its operating cash flows. At March 31, 2001, there was $77,000,000 outstanding on the credit facility.

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

At this time, the Company has no known material obligations, commitments or demands that must be met beyond the next twelve months other than the ten-year private placement note and the unsecured bank line of credit. The Company has approximately $22,840,000 outstanding at March 31, 2001 on the ten-year note which requires annual principal payments of approximately $5.7 million through March 2005. Consistent with prior years, the $100,000,000 line of credit is expected to be renewed prior to the maturity of its existing date of December 31, 2001. However, the Company is required to classify this obligation as a current liability until such prospective agreement is renewed. (see Note 4 of the Company's Notes to Condensed Consolidated Financial Statements).

As of March 31, 2001, Steel Technologies had ($7,871,000) of working capital, maintained a current ratio of .95:1 and had total debt at 47% of capitalization. If the Company had renewed its line of credit facility on a long-term basis as of March 31, 2001, the current portion of its debt would have been $6,250,000 instead of $100,371,000 and the Company would have $86,250,000 of working capital and a current ratio of 2.4:1. (see Note 4 of the Company's Notes to Condensed Consolidated Financial Statements).

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. From the inception of the program, the Company repurchased approximately 1,815,000 shares of common stock, including 244,000 during the first six months of fiscal 2001.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first six months ended March 31, 2001 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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


Dated May 11, 2001