Form 10-Q
period 2001-06-30
STEEL TECHNOLOGIES INC
filed 2001-08-14
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 10,225,449 shares outstanding of the Registrant's common stock as of July 31, 2001.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets June 30, 2001
        (Unaudited) and September 30, 2000 (Audited) .................    3

        Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three months and Nine months ended June 30, 2001
        and 2000 (Unaudited) .........................................    4

        Condensed Consolidated Statements of Cash Flows
        Nine months ended March 31, 2001 and 2000 (Unaudited) ........    5

        Notes to Condensed Consolidated Financial Statements (Unaudited) 6-9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ........................................  10-13

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .........................................................   14

                     Part I. - FINANCIAL INFORMATION
                      Item 1. Financial Statements

                         STEEL TECHNOLOGIES INC.
                  Condensed Consolidated Balance Sheets

                                                       June 30      September 30
                                                         2001           2000
                                                     -----------    ------------
(In thousands)                                       (Unaudited)      (Audited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   1,534       $   4,469
   Trade accounts receivable, net ..............         65,802          67,039
   Inventories .................................         71,331          79,925
   Deferred income taxes .......................          2,579           2,579
   Prepaid expenses and other assets ...........          1,170           1,043
                                                      ---------       ---------
      Total current assets .....................        142,416         155,055

Property, plant and equipment, net .............        114,646         118,214
Investments in corporate joint ventures ........         13,627          20,756
Goodwill, net of amortization ..................         19,063          19,613
Other assets ...................................          1,573           1,751
                                                      ---------       ---------
                                                      $ 291,325       $ 315,389
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  41,390       $  44,645
   Accrued liabilities .........................          8,587           6,734
   Income taxes payable ........................          1,560            --
   Long-term debt due within one year ..........         95,402           6,248
                                                      ---------       ---------
      Total current liabilities ................        146,939          57,627

Long-term debt .................................          6,072         115,394
Deferred income taxes ..........................         14,677          15,240
Other long term liabilities ....................           --                96
                                                      ---------       ---------
      Total liabilities ........................        167,688         188,357
                                                      ---------       ---------
Commitments and contingencies ..................           --              --
 Shareholders' equity:
   Preferred stock .............................           --              --
   Common stock ................................         17,332          17,287
   Treasury stock ..............................        (15,141)        (13,811)
   Additional paid-in capital ..................          4,909           4,909
   Retained earnings ...........................        117,885         120,125
   Accumulated other comprehensive loss ........         (1,348)         (1,478)
                                                      ---------       ---------
     Total shareholders' equity ................        123,637         127,032
                                                      ---------       ---------
                                                      $ 291,325       $ 315,389
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Operations

(Amounts in thousands,                Three Months Ended     Nine Months Ended
except per share data, unaudited)           June 30               June 30
--------------------------------------------------------------------------------
                                        2001       2000       2001       2000
                                      ------------------------------------------
Sales ................................ $107,097   $121,936   $324,519   $347,736
Cost of goods sold ...................   94,202    109,349    287,779    307,308
                                       --------   --------   --------   --------
      Gross profit ...................   12,895     12,587     36,740     40,428

Selling, general and
   administrative expenses ...........    7,460      7,269     21,711     21,364
Equity in net income (loss) of
   unconsolidated corporate joint
   venture (including impairment
   charge of $7.5 million ............      285        268     (7,129)       877
                                       --------   --------   --------   --------
   Operating income ..................    5,720      5,586      7,900     19,941

Interest expense, net ................    1,514      1,847      5,233      5,130
                                       --------   --------   --------   --------
   Income before income taxes ........    4,206      3,739      2,667     14,811

Provision for income taxes ...........    1,635      1,187      3,670      5,314
                                       --------   --------   --------   --------
    Net income (loss) ................    2,571      2,552   $ (1,003)  $  9,497
                                       --------   --------   --------   --------
Diluted weighted average number of
   common shares outstanding .........   10,272     10,739     10,281     10,952
                                       ========   ========   ========   ========

Diluted earnings (loss) per common
   share ............................. $  0.25    $   0.24   $ (0.10)   $   0.87
                                       ========   ========   ========   ========

Basic weighted average number of
   common shares outstanding .........   10,223     10,730     10,281     10,903
                                       ========   ========   ========   ========

Basic earnings (loss) per common share $  0.25    $   0.24   $ (0.10)   $   0.87
                                       ========   ========   ========   ========

Cash dividends per common share ...... $  0.06    $   0.06   $   0.12   $   0.12
                                       ========   ========   ========   ========

            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                        Three Months Ended     Nine Months Ended
(Unaudited)                                 June 30               June 30
--------------------------------------------------------------------------------
                                        2001       2000       2001       2000
                                      ------------------------------------------
Net income (loss) .................... $ 2,571   $  2,552    $(1,003)   $ 9,497
  Foreign currency translation
        adjustment ...................   1,156       (194)       130       (213)
                                       --------   --------   --------   --------
Comprehensive income (loss) .......... $ 3,727    $ 2,358    $  (873)   $ 9,284
                                       ========   ========   ========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Nine months ended
(Unaudited)                                                       June 30
--------------------------------------------------------------------------------
                                                             2001       2000
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................   $ (1,003)   $  9,497
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
       Depreciation ...................................     10,923       9,857
       Amortization ...................................        548         442
       Deferred income taxes ..........................       (555)      1,366
       Equity in net loss (income) of unconsolidated
         corporate joint venture ......................      7,129        (877)
       (Gain) loss on sale of assets ..................        (21)         13
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................      1,267     (14,524)
             Inventories ..............................      8,570     (16,363)
             Prepaid expenses and other assets ........       (122)       (523)
             Accounts payable .........................     (3,155)      5,621
             Accrued liabilities and income taxes .....      3,288      (2,180)
                                                          ---------   ---------
Net cash provided by (used in) operating activities ...     26,869      (7,671)
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (8,020)    (16,442)
   Proceeds from sale of property, plant and equipment         737         328
   Acquisition, net of cash acquired ..................        --      (12,122)
                                                          ---------   ---------
Net cash used in investing activities .................     (7,283)    (28,236)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................      4,000      39,000
   Principal payments on long-term debt ...............    (24,169)     (6,872)
   Cash dividends on common stock .....................     (1,237)     (1,311)
   Repurchase of common stock .........................     (1,330)     (5,383)
   Net issuance of common stock .......................         45          46
   Other ..............................................        175        (700)
                                                          ---------   ---------
Net cash (used in) provided by financing activities ...    (22,516)     24,780
                                                          ---------   ---------
Effect of exchange rate changes on cash ...............         (5)        (24)
                                                          ---------   ---------
Net (decrease) increase in cash and cash equivalents ..     (2,935)    (11,151)
Cash and cash equivalents, beginning of year ..........      4,469      12,578
                                                          ---------   ---------
Cash and cash equivalents, end of period ..............   $  1,534    $  1,427
                                                          =========   =========
Supplemental Cash Flow Disclosures:
  Cash payment for interest ...........................   $  6,134    $  5,618
  Cash payment for income taxes .......................   $  2,513    $  5,741

Supplemental Schedule of Noncash Investing Activities:

  Fair value of assets acquired, net of cash acquired
     of $0 and $1,228, respectively ...................   $    --     $ 17,914
  Liabilities assumed .................................        --        5,792
                                                          ---------   ---------
  Net cash paid                                           $    --     $ 12,122
                                                          =========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of June 30, 2001 and the condensed consolidated statements of income and comprehensive income for the three and nine months ended June 30, 2001 and 2000, and condensed consolidated cash flows for the nine months ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2000. The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

Inventory consists of:
                                                      June 30      September 30
                                                        2001           2000
                                                     -----------   ------------
(In thousands)                                        Unaudited       Audited
-------------------------------------------------------------------------------
Raw materials ....................................   $   53,824      $   59,951
Finished goods and work in process ...............       17,507          19,974
                                                     ----------      ----------
                                                     $   71,331      $   79,925
                                                     ==========      ==========

3.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:


                                                          Three Months Ended
(In thousands, except per share results)                        June 30
-----------------------------------------------------------------------------
                                                            2001      2000
                                                          -------------------
Net income .............................................. $ 2,571   $ 2,552
                                                          -------   -------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .  10,223    10,730
    Plus: dilutive effect of stock options ..............      49         9
                                                          -------   -------
       Diluted weighted average shares                     10,272    10,739
                                                          -------   -------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .  10,223    10,730
                                                          -------   -------

Net income per share data:
    Diluted ............................................. $ 0.25    $ 0.24
                                                          =======   =======

    Basic ............................................... $ 0.25    $ 0.24
                                                          =======   =======

                                                           Nine Months Ended
(In thousands, except per share results)                        June 30
-----------------------------------------------------------------------------
                                                            2001      2000
                                                          -------------------
Net income (loss) ....................................... $(1,003)  $ 9,497
                                                          -------   -------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .  10,281    10,903
    Plus: dilutive effect of stock options ..............     --         49
                                                          -------   -------
       Diluted weighted average shares                     10,281    10,952
                                                          -------   -------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .  10,281    10,903
                                                          -------   -------

Net income (loss) per share data:
    Diluted ............................................. $(0.10)   $ 0.87
                                                          =======   =======

    Basic ............................................... $(0.10)   $ 0.87
                                                          =======   =======


Options to purchase 577,500 at June 30, 2001 were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during the three months ended June 30, 2001. Options to purchase 791,500 shares at June 30, 2001 were excluded from the calculations above because they were antidilulitve for the nine months ended June 30, 2001. Options to purchase 587,500 shares at June 30, 2000 were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during the periods.

4.  INVESTMENTS IN UNCONSOLIDATED CORPORATE JOINT VENTURES

On January 22, 2001, the Company announced it would record certain one-time charges totaling $7.5 million before taxes relating to recent strategic initiatives involving its joint venture operations during the second quarter of fiscal 2001 at Mi-Tech Steel, Inc. (Mi-Tech Steel) and Processing Technology Inc
(PTI) described below.

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

Summarized condensed financial information for Mi-Tech Steel follows:


                                                        June 30, 2001
  Balance Sheet (In Thousands)                           (Unaudited)
  ----------------------------                          -------------
  Assets:
     Current assets ..................................    $ 42,178
     Other assets ....................................    $ 32,134

  Liabilities:
     Current liabilities .............................    $ 32,635
     Long-term liabilities ...........................    $ 14,423


                                                         For the Nine
                                                         Months Ended
                                                        June 30, 2001
  Income Statement (In Thousands)                        (Unaudited)
  -------------------------------                      ---------------

  Net Sales                                               $103,472

  Net Loss (including impairment charge of
     approximately $13 million)                           $ 12,152

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

At June 30, 2001, Steel Technologies had $101,474,000 of long-term debt outstanding, of which $95,402,000 is classified as a current liability. The Company classified approximately $89,000,000 of debt as a current liability because of the line of credit maturity date and covenant violations described above.

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

7. SUBSEQUENT EVENT

In August 2001, the Company reached an agreement in principal with Ferragon Corporation of Cleveland, Ohio, to purchase 49% of Ferragon's Ferrolux Metals Co., LLC. Ferrolux Metals is a steel processor specializing in exposed automotive products. The transaction is expected to close within 60 days.

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

Results of Operations
---------------------

Steel Technologies posted sales of $107,097,000 for the third quarter ended June 30, 2001, a decrease of 12% from sales of $121,936,000 for the third quarter ended June 30, 2000. Tons shipped of Company-owned steel products in the third quarter of fiscal 2001 decreased approximately 5% compared to the third quarter of fiscal 2000 while the average selling price of Company-owned steel products for the third quarter fiscal 2001 decreased approximately 7% from the previous year.

Sales for the nine months ended June 30, 2001 decreased by 7% to $324,519,000 compared to $347,736,000 for the nine months ended June 30, 2000. Tons shipped in the first nine months of fiscal 2001 decreased 2% compared to the first nine months of fiscal 2000. Average selling prices of steel for the first nine months of fiscal 2001 decreased approximately 5% as compared to the previous year.

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

The gross profit margin was 12.0% in the third quarter of fiscal 2001 compared to 10.3% in the third quarter of fiscal 2000. The increase is attributable to improved productivity as a result of equipment investments and upgrades at several facilities and lower material costs which mitigated the effects of selling price decreases to customers.

The gross profit margin for the nine months ended June 30, 2001 and 2000 was 11.3% and 11.6%, respectively. The decrease is primarily the result of selling price decreases to customers following a softer raw material cost environment which occurred in the later half of fiscal 2000. Should raw material costs increase, gross margins could be negatively affected. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Steel Technologies continues to actively manage the level at which selling, general and administrative costs are added to its cost structure. Selling, general and administrative costs for the third quarter and nine months increased approximately 2.6% and 1.6% from the comparable third quarter and first nine months of fiscal 2000. Selling, general and administrative expenses as a percentage of sales were 7.0% for the third quarter of fiscal 2001 as compared to 6.0% for the third quarter of fiscal 2000. Selling, general and administrative expenses as a percentage of sales were 6.7% for the nine months ended June 30, 2001 as compared to 6.1% for the nine months ended June 30, 2000. The increase was primarily a result of additional expenses from the addition of Custom Steel Inc. and Custom Steel Processing Corp., collectively Custom Steel (now wholly owned subsidiaries of the Company) and an increase in the allowance for doubtful accounts attributable to the weakening economy.

The Company's share of income of its joint venture operations was $285,000 and $268,000, respectively, for the third quarter of fiscal 2001 and 2000. The Company's share of loss of its joint venture operations was $7.1 million for the nine months of fiscal 2001 compared to income of $877,000 for the nine months of fiscal 2000. This includes the Company's share of approximately $7.5 million of asset impairment charges before taxes recorded during the third fiscal quarter of 2001 relating to its joint venture operations (see Note 4 of the Company's Notes to Condensed Consolidated Financial Statements).

Net interest expense for the third quarter of fiscal 2001 was $1,514,000 compared to $1,847,000 for the third quarter of fiscal 2000. The decrease is primarily the result of lower average borrowings during the third quarter of fiscal 2001 as compared to the previous year's comparable quarter and declining interest rates experienced by the Company in 2001.

Net interest expense for the first nine months of fiscal 2001 was $5,233,000 compared to $5,130,000 for first nine months of fiscal 2000. Interest income from the Company's Mexican subsidiary was lower as a result of completion of the Matamoros construction in fiscal 2001 and foreign currency losses were incurred in 2001 as a result of the strengthening peso relative to the dollar.

Excluding the asset impairment charges included in equity in net income (loss) of joint ventures during the second quarter of fiscal 2001 and the related tax benefit of approximately $500,000, the Company's effective income tax rate was approximately 38.9% and 41.6%, respectively for the third quarter and nine months of fiscal 2001 compared to 31.7% and 35.9% for the comparable periods of fiscal 2000. The increase in 2001 is attributable to an adjustment in the third quarter of 2000 to better reflect state income taxes realized from restructuring the Company in 2000 and lower earnings for 2001 which created a higher percentage of items not deductible for tax purposes including goodwill amortization.

Liquidity and Capital Resources
-------------------------------

The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. During the first nine months of fiscal 2001, inventory decreased $8,570,000 as the Company reduced its inventory levels to reflect management's efforts to increase inventory turnover. Accounts receivable decreased by $1,267,000 from the lower level of customer sales and accounts payable decreased $3,155,000. These factors, along with non-cash charges for depreciation and amortization, contributed to $26,869,000 of cash provided by operations. Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout fiscal 2001.

Capital expenditures for the first nine months of fiscal 2001 totaled approximately $8,000,000. The major expenditures were for the completion of the construction of Matamoros, Mexico facility and certain productivity improvement projects. Steel Technologies continues to expand production capacity to serve the growing needs of customers and invest in automation to improve productivity and make its operations more efficient. For fiscal 2001, the capital additions to all facilities are expected to approximate $10,000,000.

Steel Technologies maintains an equity investment of approximately $19,200,000 in its 90%-owned Mexican subsidiary.

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

The Company has a $100,000,000 line of credit agreement expiring on December 31, 2001, with various variable options on the interest rate, none of which are greater than the bank's prime. During the first nine months of fiscal 2001, the Company borrowed $4,000,000 and repaid approximately $24,000,000 in debt from its operating cash flows. At June 30, 2001, there was $72,000,000 outstanding on the credit facility.

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

In August 2001, the Company reached an agreement in principal with Ferragon Corporation of Cleveland, Ohio, to purchase 49% of Ferragon's Ferrolux Metals Co., LLC. Ferrolux Metals is a steel processor specializing in exposed automotive products. The transaction is expected to close within 60 days.

At this time, the Company has no known material obligations, commitments or demands that must be met beyond the next twelve months other than the ten-year private placement note and the unsecured bank line of credit. The Company has approximately $22,840,000 outstanding at June 30, 2001 on the ten-year note which requires annual principal payments of approximately $5,700,000 through March 2005. Consistent with prior years, the $100,000,000 line of credit is expected to be renewed prior to the maturity of its existing date of December 31, 2001. However, the Company is required to classify this obligation as a current liability until such prospective agreement is renewed. (see Note 5 of the Company's Notes to Condensed Consolidated Financial Statements).

As of June 30, 2001, Steel Technologies had ($4,523,000) of working capital, maintained a current ratio of .97:1 and had total debt at 45% of capitalization. If the Company had renewed its line of credit facility on a long-term basis as of June 30, 2001, the current portion of its debt would have been $6,300,000 instead of $95,402,000 and the Company would have $84,579,000 of working capital and a current ratio of 2.5:1. (see Note 5 of the Company's Notes to Condensed Consolidated Financial Statements).

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. From the inception of the program, the Company repurchased approximately 1,815,000 shares of common stock, including 244,000 during the first nine months of fiscal 2001.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first nine months ended June 30, 2001 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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


Dated August 14, 2001