Form 10-K
period 2001-09-30
STEEL TECHNOLOGIES INC
filed 2001-12-28
CIK 771790

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of December 7, 2001, computed by reference to the closing price of the registrant's common stock, as quoted in the Nasdaq National Market System on such date: $90,409,555.

Number of shares of the registrant's Common Stock outstanding at December 7, 2001: 10,158,377.

Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 2001 are incorporated by reference into Part II. Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 24, 2002 are incorporated by reference into Part III.

PART I

ITEM 1.           BUSINESS

GENERAL

Steel Technologies Inc. ("the Company") was incorporated under the laws of the state of Kentucky in 1971 as Southern Strip Steel, Inc. In June 1985, the name of the corporation was changed to Steel Technologies Inc.

The Company is an intermediate steel processor engaged in the business of processing flat rolled steel to specified close tolerances in response to orders from industrial customers who require steel of precise thickness, width, temper, finish and shape for their manufacturing purposes. The Company purchases commercial tolerance steel in coils up to 72 inches in width from major steel mills, processing it to customer specification. The processed steel is distributed from facilities located in Indiana, Kentucky, Maryland, Michigan, Missouri, North Carolina, Ohio and South Carolina in the U.S. and three facilities in Mexico. The Company has customers in 35 states primarily in the East, Midwest and South, as well as into Mexico and Canada. The Company's principal processed products are: cold-rolled strip and sheet, cold-rolled one-pass strip, high carbon and alloy strip and sheet, hot-rolled strip and sheet, high strength low alloy strip and sheet, hot-rolled pickle and oil and coated strip and sheet, pickling of hot-rolled black coils, blanking and cut-to-length processing of coil steel, and fabrication and welding of steel sheets and plates.

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

The Company processes steel for sale to a variety of industrial customers, including those in the automotive, automotive supply, appliance, lawn and garden, railcar, machinery and office equipment industries. In fiscal 2001, 2000 and 1999 sales to the automotive industry directly accounted for 10% of the Company's sales, respectively, and sales to the automotive supply industry accounted for 50%, respectively. The Company believes its long-term relationships with its major customers are a significant factor in its business.

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

SUPPLIERS

In 2001, the Company obtained its steel for processing from a number of integrated and mini mill sources close to its facilities and a limited number of foreign steel companies. The Company obtains its raw material requirements by ordering steel possessing specified physical qualities and alloy content. The Company believes that it is not dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

JOINT VENTURES

In April 1987, the Company formed Mi-Tech Steel, Inc. (Mi-Tech Steel), a 50% owned corporate joint venture with Mitsui Steel Development Co., Inc. Mi-Tech Steel was established to own and operate high-volume steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers located in the United States. The initial processing facility was opened in December 1987 in Murfreesboro, Tennessee. In January 1990, a second Mi-Tech Steel processing facility opened in Greensburg, Indiana. A third processing facility, the first for Mi-Tech Steel with pickling and slitting capabilities opened in December 1997 in Decatur, Alabama. During the second quarter of 2001, Mi-Tech Steel discontinued it Decatur, Alabama operation. Mi-Tech Steel is pursuing alternatives to sell its assets in Decatur. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," Mi-Tech Steel recorded an impairment charge associated with this facility based on its estimates of fair value. The Company's share of Mi-Tech Steel's impairment charges recorded during the second quarter of fiscal 2001 was approximately $6.5 million. Steel Technologies is also providing management services for the Mi-Tech Steel operations.

In October 1990, Processing Technology, Inc. (Processing Technology), was established. The Company holds a 5% investment in the common stock of this corporate joint venture with LTV Steel Company and Mitsui Steel Development Co., Inc. Processing Technology operates facilities in Perrysburg, Ohio and Burns Harbor, Indiana, which process flat rolled steel and provide steel storage principally for LTV Steel Company. Both facilities began operations in fiscal 1992. During the second quarter of fiscal 2001, the Company determined that Processing Technology was not able to sustain an earnings capacity which justified the carrying amount of its investment due to the deteriorating financial condition of PTI and its principal customer. Accordingly, the Company wrote off its approximate $1 million investment in PTI in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

In September 2001, the Company purchased 49% of Ferrolux Metals Co., LLC (Ferrolux) from Ferragon Corporation. Ferrolux operates a facility in Wayne, Michigan as a steel processor specializing in exposed automotive products.

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

EMPLOYEES

As of September 30, 2001, the Company employed approximately 1,065 full-time people, of which approximately 106 are represented by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

ITEM 2.           PROPERTIES

The Company's principal processing plants and distribution facilities are as follows:

                                         Square                  Year Opened/
Plant Location                          Footage                    Acquired
--------------                          -------                  ------------
Eminence, Kentucky                   180,000 sq.ft.                  1971
Portage, Indiana                     242,000 sq.ft.                  1987
Elkton, Maryland                      60,000 sq.ft.                  1989
Canton, Michigan                     230,000 sq.ft.                  1991
Monterrey, Mexico                     80,000 sq.ft.                  1994
Ghent, Kentucky                      230,000 sq.ft.                  1995
Puebla, Mexico                        20,000 sq.ft.                  1997
Clinton, No. Carolina                110,000 sq.ft.                  1997
Willoughby, Ohio                      75,000 sq.ft.                  1998
Huger, So. Carolina                   84,000 sq.ft.                  1999
Kennett, Missouri                     94,000 sq.ft.                  2000
Wurtland, Kentucky                    47,000 sq.ft.                  2000
Matamoros, Mexico                     80,000 sq.ft.                  2000

All of these facilities are owned by the Company except for the Puebla and Wurtland facilities which are leased. In 1999, the Company purchased the real property used for processing in North Carolina and Ohio. Prior to that, the company had lease arrangements with these facilities subsequently purchased.

The engineering division, technical services located in Louisville, Kentucky occupies an 11,000 square foot building leased by the Company.

The Company's executive offices are located in Louisville, Kentucky in a 30,000 square foot building owned by the Company. The Company's administrative services offices are also located in 4,400 square feet of space leased in Louisville, Kentucky.

Mi-Tech Steel currently operates two high volume steel slitting operations. The Murfreesboro, Tennessee plant and Greensburg, Indiana Plant consist of 300,000 and 160,000 square feet respectively. Mi-Tech Steel is pursuing alternatives to sell its two facilities in Decatur, Alabama which comprise 160,000 square feet.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                 Age  Title
----                 ---  -----
Merwin J. Ray         72  Chairman of the Board

Bradford T. Ray       43  Vice Chairman of the Board and Chief Executive Officer

Michael J. Carroll    44  President and Chief Operating Officer

Howard F. Bates, Jr.  55  Vice President-Technical Services

Joseph P. Bellino     51  Chief Financial Officer and Treasurer

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

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

The information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend Information" on page 5 of the Company's annual report to shareholders for the year ended September 30, 2001.

ITEM 6.           SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected Financial Data" on page 4 of the Company's annual report to shareholders for the year ended September 30, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 10 of the Company's annual report to shareholders for the year ended September 30, 2001.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to changes in interest rates. To manage interest rate exposures, the Company uses fixed and variable debt and interest rate swap contracts. The Company does not enter into derivative financial instrument transactions for speculative purposes.

In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into interest rate swap contracts with major financial institutions on August 30, 2001. Under terms of these separate contracts the Company receives a LIBOR based variable interest rate and pay a fixed interest rate of 4.24% and 4.48% on notional amounts of $15 million each which mature in August 2003 and February 2004, respectively. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of the applicable month, which is consistent with the variable rate determination on the underlying debt.

The following table summarizes principal cash flows and related interest rates of the Company's long-term debt and interest rate swaps at September 30, 2001 by expected maturity dates. The weighted average interest rate of the fixed-rate debt is based on the actual average rates at September 30, 2001. The variable-rate debt is based on actual rates at September 30, 2001. The variable-rate debt consists primarily of the line of credit of which $66,000,000 is outstanding at September 30, 2001.

(In thousands except for interest rates)           September 30, 2001

                                                                        Fair
                  2002   2003   2004   2005   2006  Thereafter  Total   Value
                 -------------------------------------------------------------
Long-term debt
   (fixed)       $6,183 $ 5,915 $5,900 $5,870 $  205  $1,320  $25,393  $25,818
Weighted average
   interest rates  8.47%  8.45%  8.42%  8.31%  7.93%
Long-term debt
   (variable)    $  100 $  100 $66,100 $  100 $  100  $3,500  $70,000  $70,000
Weighted average
   interest rates  5.27%  5.27%  5.27%  2.45%  2.45%
Interest rate
   swaps, net    $  258 $  258 $    74 $  -   $   -   $   -   $   590  $   591

Foreign currency exposures arise from transactions denominated in a currency other than the Company's functional currency and from foreign denominated revenues and profits translated into U.S. dollars. The primary currency to which the company is exposed to is the peso.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries on pages 11 through 24 and Report of Independent Accountants on page 25 are included in the Company's annual report to shareholders for the year ended September 30, 2001, and the sections entitled "Quarterly Financial Data" and "Market Price and Dividend Information" on page 5 thereof are incorporated herein by reference.

     Consolidated Balance Sheets - September 30, 2001 and 2000
     Consolidated  Statements of Income - Years ended  September 30, 2001,  2000 and 1999
     Consolidated Statements of Comprehensive Income - Years ended September 30,
          2001, 2000 and 1999 Consolidated Statements of Shareholders' Equity - Years ended September 30, 2001, 2000 and 1999
     Consolidated Statements of Cash Flows -Years ended September 30, 2001, 2000 and 1999
     Notes  to   Consolidated   Financial   Statements
     Report of Independent Accountants


ITEM  9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information required by Item 10 is incorporated by reference herein from the material under the section entitled "Election of Directors" contained on pages 4 through 9, and "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the annual meeting of shareholders of Steel Technologies Inc. to be held on January 24, 2002. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant".

ITEM 11.          EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), the information required by Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Compensation of Directors" contained on page 9 and "Executive Compensation" contained on pages 10 through 13 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 24, 2002.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" contained on pages 14 through 16 and "Performance Graph" contained on page 18 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 24, 2002 shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), the information required by Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 3 through 4 and "Election of Directors" contained on pages 4 through 9 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 24, 2002.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information required by Item 13 is incorporated by reference herein from the material under the sections entitled "Certain Transactions" contained on page 13 and "Election of Directors" contained on pages 4 through 9 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 24, 2002.

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

          Valuation and Qualifying Accounts - Schedule II
          Report of Independent Accountants

          The following is a list of financial statements of Mi-Tech Steel, Inc., which are included as Exhibit 99 pursuant to Rule 3.09 of Regulation S-X.

               Report of Independent  Accountants
               Consolidated Balance Sheets - September 30, 2001 and 2000 Consolidated Statements of Operations - Years ended September 30,
                    2001, 2000 and 1999
               Consolidated  Statements  of  Shareholders'  Equity  -Years ended
                    September 30, 2001, 2000 and 1999
               Consolidated  Statements of Cash Flows -Years ended September 30,
                    2001, 2000 and 1999
               Notes to Consolidated Financial Statements

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

(b) No report on Form 8-K was filed for the quarter ended September 30, 2001.

(c)      Exhibits filed with this report are attached hereto.

                                    Page E-1
                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2001


Ref.   Exhibit
 #        #     Description
---    -------  -------------------------------------------------------
(i)     3.1     Second  Restated   Articles  of  Incorporation  of  the
                Registrant
(i)     3.2     Second Amended By-Laws of the Registrant
        10.1    Loan Agreement dated as of August 31, 2001, between the
                Registrant  and PNC Bank, National Association, National
                City Bank of Kentucky, SunTrust Bank, Firstar Bank, N.A.
                and Bank One, Kentucky N.A.
(e)     10.2(a) Note Agreement  dated as of March 1, 1995,  between the
                Registrant   and   Principal   Mutual  Life   Insurance
                Company,   Lincoln   National   Investment   Management
                Company,  Jefferson-Pilot  Life  Insurance  Company and
                Northern Life Insurance Company
(e)     10.2(b) Request for Consent to Amendment of Note Agreement
(e)     10.2(c) Request  for  Consent  to  Second   Amendment  of  Note
                Agreement
        10.2(d) Third Amendment of Note Agreement
        10.2(e) Waiver and Fourth Amendment to Note Agreement
(b)     10.3(a) Incentive Stock Option Plan of the Registrant *
(a)     10.3(b) Amendment  #1,  dated  April 7,  1987 to the  Incentive
                Stock Option Plan of the Registrant *
(e)     10.3(c) Registrant's 1995 Stock Option Plan *
(i)     10.3(d) Registrant's 2000 Stock Option Plan *
(f)     10.4    Stock  Purchase   Agreement   between   Registrant  and
                Shareholders   of  Atlantic   Coil   Processing,   Inc.
                effective April 1, 1997.
(c)     10.5(a) Revised Employee Bonus Plan of the Registrant *
(i)     10.5(b) Employment   Agreement  between   Registrant  and  Vice
                Chairman and Chief  Executive  Officer  effective as of
                March 16, 2000 and Promissory Note*
(a)     10.6(a) Joint  Venture  Agreement  dated March 30, 1987 between
                Mitsui  &  Co.,  LTD.,  Mitsui  & Co.  (U.S.A.),  Inc.,
                Mitsui Steel Development Co., Inc., and the Registrant
(c)     10.6(b) Amendment  #1,  dated  February  28,  1989 to the Joint
                Venture  Agreement  dated March 30, 1987 between Mitsui
                & Co., LTD., Mitsui & Co. (U.S.A.),  Inc., Mitsui Steel
                Development Co., Inc., and the Registrant
(c)     10.7(a) Loan  Agreement  dated as of November  1, 1989  between the County Commissioners of Cecil County,  Maryland and
                the   Registrant   relating  to  Economic   Development
                Revenue Bonds
(c)     10.7(b) Reimbursement,  Credit and Security  Agreement dated as of November 1, 1989 between Citizens  Fidelity Bank and
                Trust Company and the  Registrant  relating to Economic
                Development Revenue Bonds
(d)     10.8    Joint  Venture  Agreement  dated October 16, 1990 among
                Mitsui  Steel  Development  Co.,  Inc.  and  LTV  Steel
                Company, Inc. and the Registrant
(d)     10.9    Form   of   Indemnification   Agreement   between   the
                Registrant and its Directors *
(i)     10.10(a)Steel  Technologies  Inc. Restated  Retirement  Savings
                Plan
(i)     10.10(b)Amendment  No.  1  to  the  Steel   Technologies   Inc.
                Retirement Savings Plan
(h)     10.12   Amended and restated Nonemployee Directors Stock Plan *
(g)     10.13   Confirmation  of Interest Rate Swap  Transaction  dated
                July 31,  1998  between  the  Registrant  and  SunTrust
                Bank, Atlanta.
(g)     10.14   Stock  Purchase   Agreement   between   Registrant  and
                Stockholders  of Roberts Steel Company  effective  July
                1, 1998.

                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2001


Ref.   Exhibit
 #        #     Description
---    -------  -------------------------------------------------------

        13      2001 Annual  Report to  Shareholders,  filed  herewith.
                The annual  report shall not be deemed to be filed with
                the  Commission  except to the extent that  information
                is specifically incorporated by reference herein
        21.1    Subsidiaries of the Registrant
        23.1    Consent of Independent Accountants
        99      Financial statements of M-Tech Steel, Inc.





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

(i) Incorporated herein by reference to exhibits filed with the Company's Annual Report of Form 10K (file #0-14061) for the fiscal year ended September 30, 2000.


*            Indicates management contract or compensatory plan and arrangement

                       STEEL TECHNOLOGIES INC.
                              SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS

                       Additions
     Balance at        Charged to        Additions   Charged to   Balance at
     Beginning         Costs and         Charged to  Other        End of
     of Period         Expenses          Other       Deductions   Period
     ----------        ----------       -----------  -----------  ----------
Year Ended September 30, 2001:
(A)  $1,327,400        $1,789,676       $       -    $445,689(C)  $2,671,387

Year Ended September 30, 2000:
(A)  $1,046,558        $  329,000       $   85,108(B)$133,266(C)  $1,327,400

Year Ended September 30, 1999:
(A)  $  938,837        $  265,700       $       -    $157,979(C)  $1,046,558



(A) Allowance for doubtful accounts
(B) Related to acquired business.
(C) Uncollectible accounts charged off, less recoveries.



       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


Board of Directors
Steel Technologies Inc.:

Our audits of the consolidated financial statements referred to in our report dated October 29, 2001 appearing on page 25 of the 2001 Annual Report to Shareholders of Steel Technologies Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP



Louisville, Kentucky
October 29, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STEEL TECHNOLOGIES INC.

Dated:    December 21, 2001       By:/S/Joseph P. Bellino
                                     ________________________
                                     Joseph P. Bellino
                                     Chief Financial Officer,
                                     and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Date    Title
---------                --------  -----

/s/ Merwin J. Ray        12/21/01  Chairman of the Board of Directors
___________________                (Principal Executive Officer)
Merwin J. Ray

/s/ Bradford T. Ray      12/21/01  Director, Vice Chairman and
____________________                 Chief Executive Officer
Bradford T. Ray

/s/ Michael J. Carroll   12/21/01  Director, President and Chief
                                   Operating Officer
___________________
Michael J. Carroll

/s/ Howard F. Bates, Jr. 12/21/01  Director and Vice President-
___________________                  Technical Services
Howard F. Bates, Jr.

/s/ Ralph W. McIntyre    12/21/01  Director
___________________
Ralph W. McIntyre

/s/ William E. Hellmann  12/21/01  Director
___________________
William E. Hellman

/s/ Jimmy Dan Conner     12/21/01  Director
___________________
Jimmy Dan Conner

/s/ Andrew J. Payton     12/21/01  Director
___________________
Andrew J. Payton

/s/ Doug A. Bawel        12/21/01  Director
___________________
Doug A. Bawel

                                  Exhibit 10.1

Loan Agreement dated as of August 31, 2001, between the Registrant and PNC Bank,
  National Association, National City Bank of Kentucky, SunTrust Bank, Firstar
                     Ban, N.A. and Bank One, Kentucky, N.A.





                                CREDIT AGREEMENT

                                  by and among

                             STEEL TECHNOLOGIES INC.

                                       and

                           THE GUARANTORS PARTY HERETO

                                       and

                             THE BANKS PARTY HERETO

                                       and

                    PNC BANK, NATIONAL ASSOCIATION, As Agent

                                       and

                       SUNTRUST BANK, As Syndication Agent






                           Dated as of August 31, 2001

                         LIST OF SCHEDULES AND EXHIBITS

SCHEDULES

SCHEDULE 1.1(A)            -      PRICING GRID
SCHEDULE 1.1(B)            -      COMMITMENTS OF BANKS AND ADDRESSES FOR NOTICES
SCHEDULE 1.1(P)            -      PERMITTED LIENS
SCHEDULE 5.1.1             -      QUALIFICATIONS TO DO BUSINESS
SCHEDULE 5.1.3             -      SUBSIDIARIES
SCHEDULE 5.1.8             -      OWNED AND LEASED REAL PROPERTY
SCHEDULE 5.1.13            -      CONSENTS AND APPROVALS
SCHEDULE 5.1.16            -      INSURANCE POLICIES
SCHEDULE 5.1.18            -      MATERIAL CONTRACTS
SCHEDULE 5.1.20            -      EMPLOYEE BENEFIT PLAN DISCLOSURES
SCHEDULE 5.1.22            -      ENVIRONMENTAL DISCLOSURES
SCHEDULE 7.2.1             -      PERMITTED EXISTING INDEBTEDNESS
SCHEDULE 7.2.4(vi)         -      EXISTING INVESTMENTS IN MI-TECH STEEL, INC.
SCHEDULE 7.2.4(viii)       -      EXISTING INVESTMENTS IN JOINT VENTURES


EXHIBITS

EXHIBIT 1.1(A)             -      ASSIGNMENT AND ASSUMPTION AGREEMENT
EXHIBIT 1.1(G)(1)          -      GUARANTOR JOINDER
EXHIBIT 1.1(G)(2)          -      GUARANTY AGREEMENT
EXHIBIT 1.1(I)(1)          -      INTERCOMPANY SUBORDINATION AGREEMENT
EXHIBIT 1.1(I)(2)          -      INTERCREDITOR AGREEMENT
EXHIBIT 1.1(R)             -      REVOLVING CREDIT NOTE
EXHIBIT 2.5.1              -      REVOLVING CREDIT LOAN REQUEST
EXHIBIT 2.5.2              -      SWING LOAN REQUEST
EXHIBIT 2.8(S)             -      SWING LOAN NOTE
EXHIBIT 6.1.4              -      OPINION OF COUNSEL
EXHIBIT 7.2.6              -      ACQUISITION COMPLIANCE CERTIFICATE
EXHIBIT 7.3.3              -      QUARTERLY COMPLIANCE CERTIFICATE

                                CREDIT AGREEMENT

     THIS CREDIT AGREEMENT is dated as of August 31, 2001 and is made by and among STEEL TECHNOLOGIES INC., a Kentucky corporation (the "Borrower"), each of the Guarantors (as hereinafter defined), the BANKS (as hereinafter defined), PNC BANK, NATIONAL ASSOCIATION, in its capacity as agent for the Banks under this Agreement (hereinafter referred to in such capacity as the "Agent"), and SUNTRUST BANK, in its capacity as the Syndication Agent (the "Syndication Agent").

                                   WITNESSETH:

     WHEREAS, the Borrower has requested the Banks to provide a revolving credit facility to the Borrower in an aggregate principal amount not to exceed $125,000,000; and

     WHEREAS, the revolving credit facility shall be used for general purposes, to refinance the Senior Notes (as hereinafter defined) and to make permitted acquisitions; and

     WHEREAS, the Banks are willing to provide such credit upon the terms and conditions hereinafter set forth;

     NOW, THEREFORE, the parties hereto, in consideration of their mutual covenants and agreements hereinafter set forth and intending to be legally bound hereby, covenant and agree as follows:

                             1. CERTAIN DEFINITIONS

1.1      Certain Definitions.

In addition to words and terms defined elsewhere in this Agreement, the following words and terms shall have the following meanings, respectively, unless the context hereof clearly requires otherwise:

Acquisition  Compliance  Certificate  shall  mean a  certificate  in the form of
Exhibit 7.2.6 to be delivered in connection with a Permitted Acquisition.

Affiliate as to any Person shall mean any other Person (i) which directly or indirectly controls, is controlled by, or is under common control with such Person, (ii) which beneficially owns or holds 5% (10% if such Person is the Borrower) or more of any class of the voting or other equity interests of such Person, or (iii) 5% or more of any class of voting interests or other equity interests of which is beneficially owned or held, directly or indirectly, by such Person. Control, as used in this definition, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise, including the power to elect a majority of the directors or trustees of a corporation or trust, as the case may be, except that Merwin Ray, Julie Ray and Bradford Ray each shall not be treated as an "Affiliate" of any of the Loan Parties.

Agent shall mean PNC Bank, National Association, and its successors and assigns.

Agent's Fee shall have the meaning assigned to that term in Section 9.15.

Agent's Letter shall have the meaning assigned to that term in Section 9.15.

Agreement shall mean this Credit Agreement, as the same may be supplemented or amended from time to time, including all schedules and exhibits.

Annual   Statements   shall  have  the   meaning   assigned   to  that  term  in
Section 5.1.9((i)).

Applicable Commitment Fee Rate shall mean the percentage rate per annum based on the Leverage Ratio then in effect according to the pricing grid on Schedule 1.1(A) below the heading "Commitment Fee." The Applicable Commitment Fee Rate shall be computed in accordance with the parameters set forth on Schedule 1.1(A).

Applicable Margin shall mean, as applicable:

     (A) the percentage spread to be added to Base Rate under the Base Rate Option based on the Leverage Ratio then in effect according to the pricing grid on Schedule 1.1(A) below the heading "Base Rate Spread",

     (B) the percentage spread to be added to Euro-Rate under the Euro-Rate Option based on the Leverage Ratio then in effect according to the pricing grid on Schedule 1.1(A) below the heading "Euro-Rate Spread", or

     The Applicable Margin shall be computed in accordance with the parameters set forth on Schedule 1.1(A).

Assignment and Assumption Agreement shall mean an Assignment and Assumption Agreement by and among a Purchasing Bank, a Transferor Bank and the Agent, as Agent and on behalf of the remaining Banks, substantially in the form of Exhibit 1.1(A).

Authorized Officer shall mean those individuals, designated by written notice to the Agent from the Borrower, authorized to execute notices, reports and other documents on behalf of the Loan Parties required hereunder. The Borrower may amend such list of individuals from time to time by giving written notice of such amendment to the Agent.

Banks shall mean the financial institutions named on Schedule 1.1(B) and their respective successors and assigns as permitted hereunder, each of which is referred to herein as a Bank.

Banks' Pro Rata Share shall mean, as of any date of determination, (A) if no Event of Default or Potential Default which has resulted in the termination of the Commitments under this Agreement exists no such date, the fraction obtained by dividing (1) the Commitments, by (2) the sum of the Commitments, plus the principal amount outstanding under the Senior Notes (the "Outstanding Note Balance"), or (B) if an Event of Default or Potential Default exists on such date which has resulted in the termination of the Commitments, the fraction obtained by dividing (1) the Facility Usage, by (2) the sum of the Facility Usage plus the Outstanding Note Balance.

Base Tangible Net Worth shall mean the sum of $95,000,000 plus the sum of (i) 50% of consolidated net income of the Borrower and its Subsidiaries for each fiscal quarter in which net income was earned (as opposed to a net loss) during the period from March 31, 2001 through the date of determination, and (ii) 100% of the net cash proceeds received by the Borrower from any issuance of its capital stock after the Closing Date.

Base Rate shall mean the greater of (i) the interest rate per annum announced from time to time by the Agent at its Principal Office as its then prime rate, which rate may not be the lowest rate then being charged commercial borrowers by the Agent, or (ii) the Federal Funds Effective Rate plus one half of one percent (1/2%) per annum.

Base Rate Option shall mean the option of the Borrower to have Revolving Credit Loans bear interest at the rate and under the terms and conditions set forth in
Section 3.1.1((i)).

Benefit Arrangement shall mean at any time an "employee benefit plan," within the meaning of Section 3(3) of ERISA, which is neither a Plan nor a Multiemployer Plan and which is maintained, sponsored or otherwise contributed to by any member of the ERISA Group.

Borrower shall mean Steel Technologies Inc., a Kentucky corporation.

Borrowing Date shall mean, with respect to any Loan, the date for the making thereof or the renewal or conversion thereof at or to the same or a different Interest Rate Option, which shall be a Business Day.

Borrowing Tranche shall mean specified portions of Loans outstanding as follows:
(i) any Revolving Credit Loans to which a Euro-Rate Option applies which become subject to the same Interest Rate Option under the same Revolving Credit Loan Request by the Borrower and which have the same Interest Period shall constitute one Borrowing Tranche, and (ii) all Revolving Credit Loans to which a Base Rate Option applies shall constitute one Borrowing Tranche.

Business Day shall mean any day other than a Saturday or Sunday or a legal holiday on which commercial banks are authorized or required to be closed for business in Pittsburgh, Pennsylvania and if the applicable Business Day relates to any Loan to which the Euro-Rate Option applies, such day must also be a day on which dealings are carried on in the London interbank market.

Change in Control shall mean (i) the acquisition by any Person or "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of more than 50% of the Voting Stock of the Borrower, including any such acquisition by merger or consolidation, or (ii) the acquisition by any Person or "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of more than 20% of the Voting Stock of the Borrower, including any such acquisition by merger or consolidation, and, at any time following an acquisition described in this clause (ii), the Continuing Directors shall not constitute a majority of the Board of Directors of the Borrower."

Closing Date shall mean the Business Day on which the first Loan shall be made, which shall be August 31, 2001.

Commercial Letter of Credit shall mean any Letter of Credit which is a commercial letter of credit issued in respect of the purchase of goods or services by one or more of the Loan Parties in the ordinary course of their business.

Commitment shall mean as to any Bank the aggregate of its Revolving Credit Commitment and, in the case of the Agent, its Swing Loan Commitment, and
Commitments shall mean the Revolving Credit Commitments and Swing Loan Commitment of all of the Banks.

Commitment Fee shall have the meaning assigned to that term in Section 2.3.

Compliance Certificate shall have the meaning assigned to such term in Section 7.3.3.

Consideration shall mean with respect to any Permitted Acquisition, the aggregate of (i) the cash paid by any of the Loan Parties, directly or indirectly, to the seller in connection therewith, (ii) the Indebtedness incurred or assumed by any of the Loan Parties, whether in favor of the seller or otherwise and whether fixed or contingent, (iii) any Guaranty given or incurred by any Loan Party in connection therewith, and (iv) any other consideration given or obligation incurred by any of the Loan Parties in connection therewith.

Consolidated Tangible Net Worth shall mean as of any date of determination total stockholders' equity less intangible assets of the Borrower and its Subsidiaries as of such date determined and consolidated in accordance with GAAP.

Contamination shall mean the presence or release or threat of release of Regulated Substances in, on, under or emanating to or from the Property, which pursuant to Environmental Laws requires notification or reporting to an Official Body, or which pursuant to Environmental Laws requires the investigation, cleanup, removal, remediation, containment, abatement of or other response action or which otherwise constitutes a violation of Environmental Laws.

Continuing Director shall mean any member of the Board of Directors of the Borrower who is a member of such Board on the Closing Date and any Person who is a member of such Board and whose nomination as a director was approved by a majority of the Continuing Directors then on the Board of Directors of the Borrower.

Dollar, Dollars, U.S. Dollars and the symbol $ shall mean lawful money of the United States of America.

Drawing Date shall have the meaning assigned to that term in Section 2.11.3.2.

EBITDA for any period of determination shall mean the sum of net income, depreciation, amortization, interest expense, income tax expense and the Second Quarter Joint Venture Investment Charge, in each case of the Borrower and its Subsidiaries for such period determined and consolidated in accordance with GAAP.

EBITR for any period of determination shall mean (i) the sum of net income, interest expense, income tax expense, rental expense and the Second Quarter Joint Venture Investment Charge, in each case of the Borrower and its Subsidiaries for such period determined and consolidated in accordance with GAAP.

Environmental Complaint shall mean any written complaint by any Person or Official Body setting forth a cause of action for personal injury or property damage, natural resource damage, contribution or indemnity for response costs, civil or administrative penalties, criminal fines or penalties, or declaratory or equitable relief arising under any Environmental Laws or any order, notice of violation, citation, subpoena, request for information or other written notice or demand of any type issued by an Official Body pursuant to any Environmental Laws.

Environmental Laws shall mean all federal, state, local and foreign Laws and any consent decrees, settlement agreements, judgments, orders, directives, policies or programs issued by or entered into with an Official Body pertaining or relating to: (i) pollution or pollution control; (ii) protection of human health or the environment; (iii) employee safety in the workplace; (iv) the presence, use, management, generation, manufacture, processing, extraction, treatment, recycling, refining, reclamation, labeling, transport, storage, collection, distribution, disposal or release or threat of release of Regulated Substances;
(v) the presence of Contamination; (vi) the protection of endangered or threatened species; and (vii) the protection of Environmentally Sensitive Areas.

Environmentally Sensitive Area shall mean (i) any wetland as defined by applicable Environmental Laws; (ii) any area designated as a coastal zone pursuant to applicable Laws, including Environmental Laws; (iii) any area of historic or archeological significance or scenic area as defined or designated by applicable Laws, including Environmental Laws; (iv) habitats of endangered species or threatened species as designated by applicable Laws, including Environmental Laws; or (v) a floodplain or other flood hazard area as defined pursuant to any applicable Laws. ERISA shall mean the Employee Retirement Income Security Act of 1974, as the same may be amended or supplemented from time to time, and any successor statute of similar import, and the rules and regulations thereunder, as from time to time in effect.

ERISA Group shall mean, at any time, the Borrower and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control and all other entities which, together with the Borrower, are treated as a single employer under Section 414 of the Internal Revenue Code.

Euro-Rate shall mean, with respect to the Loans comprising any Borrowing Tranche to which the Euro-Rate Option applies for any Interest Period, the interest rate per annum determined by the Agent by dividing (the resulting quotient rounded upwards, if necessary, to the nearest 1/100th of 1% per annum) (i) the rate of interest determined by the Agent in accordance with its usual procedures (which determination shall be conclusive absent manifest error) to be the average of the London interbank offered rates for U.S. Dollars quoted by the British Bankers' Association as set forth on Dow Jones Markets Service (formerly known as Telerate) (or appropriate successor or, if the British Bankers' Association or its successor ceases to provide such quotes, a comparable replacement determined by the Agent) display page 3750 (or such other display page on the Dow Jones Markets Service system as may replace display page 3750) two (2) Business Days prior to the first day of such Interest Period for an amount comparable to such Borrowing Tranche and having a borrowing date and a maturity comparable to such Interest Period by (ii) a number equal to 1.00 minus the Euro-Rate Reserve Percentage. The Euro-Rate may also be expressed by the following formula:

                           Average of London interbank offered rates quoted
                           by BBA or appropriate successor as shown on
         Euro-Rate =       Dow Jones Markets Service display page 3750
                                 1.00 - Euro-Rate Reserve Percentage

The Euro-Rate shall be adjusted with respect to any Loan to which the Euro-Rate Option applies that is outstanding on the effective date of any change in the Euro-Rate Reserve Percentage as of such effective date. The Agent shall give prompt notice to the Borrower of the Euro-Rate as determined or adjusted in accordance herewith, which determination shall be conclusive absent manifest error.

Euro-Rate Option shall mean the option of the Borrower to have Revolving Credit Loans bear interest at the rate and under the terms and conditions set forth in
Section 3.1.1((ii)).

Euro-Rate Reserve Percentage shall mean as of any day the maximum percentage in effect on such day, as prescribed by the Board of Governors of the Federal
Reserve System (or any successor) for determining the reserve requirements (including supplemental, marginal and emergency reserve requirements) with respect to eurocurrency funding (currently referred to as "Eurocurrency Liabilities").

Event of Default shall mean any of the events described in Section 8.1 and referred to therein as an "Event of Default."

Expiration Date shall mean, with respect to the Commitments, August 31, 2004, as the same may hereafter be extended pursuant to Section 2.12.

Facility Usage shall mean at any time the sum of the Revolving Credit Loans and Swing Loans outstanding and the Letters of Credit Outstanding.

Federal Funds Effective Rate for any day shall mean the rate per annum (based on a year of 360 days and actual days elapsed and rounded upward to the nearest 1/100 of 1%) announced by the Federal Reserve Bank of New York (or any successor) on such day as being the weighted average of the rates on overnight federal funds transactions arranged by federal funds brokers on the previous trading day, as computed and announced by such Federal Reserve Bank (or any successor) in substantially the same manner as such Federal Reserve Bank computes and announces the weighted average it refers to as the "Federal Funds Effective Rate" as of the date of this Agreement; provided, if such Federal Reserve Bank (or its successor) does not announce such rate on any day, the "Federal Funds Effective Rate" for such day shall be the Federal Funds Effective Rate for the last day on which such rate was announced.

Financial   Projections  shall  have  the  meaning  assigned  to  that  term  in
Section 5.1.9((ii)).

GAAP shall mean generally accepted accounting principles as are in effect from time to time, subject to the provisions of Section 1.3, and applied on a consistent basis both as to classification of items and amounts.

Governmental   Acts  shall   have  the   meaning   assigned   to  that  term  in
Section 2.11.8.

Guarantor shall mean each of the parties to this Agreement which is designated as a "Guarantor" on the signature page hereof and each other Person which joins this Agreement as a Guarantor after the date hereof pursuant to Section 10.17. Each Subsidiary of the Borrower shall join this Agreement as a Guarantor except for Steel Technologies De Mexico S.A. De C.V. and the Joint Ventures (and provided that any Subsidiary of the Borrower, including Steel Technologies De Mexico S.A. De C.V. and the Joint Ventures, which executes a Guaranty of any indebtedness of the Note Purchase Agreement and the Senior Notes shall join this Agreement as a Guarantor).

Guarantor Joinder shall mean a joinder by a Person as a Guarantor under this Agreement, the Guaranty Agreement and the other Loan Documents in the form of
Exhibit 1.1(G)(1).

Guaranty of any Person shall mean any obligation of such Person guaranteeing or in effect guaranteeing any liability or obligation of any other Person in any manner, whether directly or indirectly, including any agreement to indemnify or hold harmless any other Person, any performance bond or other suretyship arrangement and any other form of assurance against loss, except endorsement of negotiable or other instruments for deposit or collection in the ordinary course of business.

Guaranty  Agreement  shall  mean  the  Guaranty  and  Suretyship   Agreement  in
substantially the form of Exhibit 1.1(G)(2) executed and delivered by each of the Guarantors to the Agent for the benefit of the Banks.

Historical   Statements  shall  have  the  meaning  assigned  to  that  term  in
Section 5.1.9(i).

Indebtedness shall mean, as to any Person at any time and without duplication, any and all indebtedness, obligations or liabilities (whether matured or
unmatured,   liquidated  or  unliquidated,   direct  or  indirect,  absolute  or
contingent,  or  joint  or  several)  of  such  Person  for  or in  respect  of:
(i) borrowed money, (ii) amounts raised under or liabilities in respect of any note purchase or acceptance credit facility, (iii) reimbursement obligations (contingent or otherwise) under any letter of credit, currency swap agreement, interest rate swap, cap, collar or floor agreement or other interest rate management device, (iv) all outstanding indebtedness under a Permitted Securitization, (v) any other transaction (including forward sale or purchase agreements, capitalized leases and conditional sales agreements) having the commercial effect of a borrowing of money entered into by such Person to finance its operations or capital requirements (but not including trade payables and accrued expenses incurred in the ordinary course of business which are not represented by a promissory note or other evidence of indebtedness and which are not more than thirty (30) days past due), or (vi) any Guaranty of Indebtedness for borrowed money.

Ineligible Security shall mean any security which may not be underwritten or dealt in by member banks of the Federal Reserve System under Section 16 of the Banking Act of 1933 (12 U.S.C. Section 24, Seventh), as amended.

Insolvency Proceeding shall mean, with respect to any Person, (a) a case, action or proceeding with respect to such Person (i) before any court or any other Official Body under any bankruptcy, insolvency, reorganization or other similar Law now or hereafter in effect, or (ii) for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or similar official) of any Loan Party or otherwise relating to the liquidation, dissolution, winding-up or relief of such Person, or (b) any general assignment for the benefit of creditors, composition, marshaling of assets for creditors, or other, similar arrangement in respect of such Person's creditors generally or any substantial portion of its creditors; undertaken under any Law.

Intercompany Subordination Agreement shall mean a Subordination Agreement among the Loan Parties in the form attached hereto as Exhibit 1.1(I)(1).

Intercreditor Agreement shall mean an Intercreditor Agreement among the holders of the Senior Notes and the Agent on behalf of the Banks in substantially the form attached hereto as Exhibit 1.1(I)(2).

Interest and Rental Coverage Ratio shall mean the ratio of EBITR to the sum of interest (including fees or charges equivalent to interest incurred under any Permitted Securitization) and rental expenses.

Interest Period shall mean the period of time selected by the Borrower in connection with (and to apply to) any election permitted hereunder by the Borrower to have Loans bear interest under the Euro-Rate Option. Subject to the last sentence of this definition, such period shall be one, two, three or six Months. Such Interest Period shall commence on the effective date of such Interest Rate Option, which shall be (i) the Borrowing Date if the Borrower is requesting new Loans, or (ii) the date of renewal of or conversion to the Euro-Rate Option if the Borrower is renewing or converting to the Euro-Rate Option applicable to outstanding Loans. Notwithstanding the second sentence hereof: (A) any Interest Period which would otherwise end on a date which is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, and (B) the Borrower shall not select, convert to or renew an Interest Period for any portion of the Loans that would end after the Expiration Date.

Interest Rate Option shall mean any Euro-Rate Option or Base Rate Option.

Interest Rate Protection Agreement shall have the meaning assigned to such term in Section 7.1.12.

Interim   Statements   shall  have  the   meaning   assigned  to  that  term  in
Section 5.1.9(i).

Internal Revenue Code shall mean the Internal Revenue Code of 1986, as the same may be amended or supplemented from time to time, and any successor statute of similar import, and the rules and regulations thereunder, as from time to time in effect.

Joint Ventures shall mean (i) Mi-Tech Steel, Inc., a joint venture formed by the Borrower and Mitsui Steel Development Company, and (ii) Processing Technology, Inc., a joint venture formed by the Steel Technologies, LTV Corporation and Mitsui Steel Development Company, and (iii) other partnerships or joint ventures to which the Borrower is now or in the future a party.

Labor Contracts shall mean all employment agreements, employment contracts, collective bargaining agreements and other agreements among any Loan Party or Subsidiary of a Loan Party and its employees.

Law shall mean any law (including common law), constitution, statute, treaty, regulation, rule, ordinance, opinion, release, ruling, order, injunction, writ, decree, bond, judgment, authorization or approval, lien or award of or settlement agreement with any Official Body.

Letter of Credit shall have the meaning assigned to that term in Section 2.11.1.

Letter of Credit  Borrowing  shall  have the  meaning  assigned  to such term in
Section 2.11.3.4.

Letter  of  Credit  Fee  shall  have  the  meaning  assigned  to  that  term  in
Section 2.11.2.

Letters of Credit Outstanding shall mean at any time the sum of (i) the aggregate undrawn face amount of outstanding Letters of Credit and (ii) the aggregate amount of all unpaid and outstanding Reimbursement Obligations and Letter of Credit Borrowings.

Leverage Ratio shall mean, as of the end of each fiscal quarter ending after the Closing Date, the ratio of consolidated Indebtedness of Borrower and its Subsidiaries on such date to the EBITDA for the four fiscal quarters ending on such date.

Lien shall mean any mortgage, deed of trust, pledge, lien, security interest, charge or other encumbrance or security arrangement of any nature whatsoever, whether voluntarily or involuntarily given, including any conditional sale or title retention arrangement, and any assignment, deposit arrangement or lease intended as, or having the effect of, security and any filed financing statement or other notice of any of the foregoing (whether or not a lien or other encumbrance is created or exists at the time of the filing).

LLC Interests shall have the meaning given to such term in Section 5.1.3.

Loans shall mean collectively and Loan shall mean separately all Revolving Credit Loans and Swing Loans or any Revolving Credit Loan or Swing Loan.

Loan Documents shall mean this Agreement, the Agent's Letter, the Guaranty Agreement, the Intercompany Subordination Agreement, the Intercreditor Agreement, the Notes and any other instruments, certificates or documents delivered or contemplated to be delivered hereunder or thereunder or in connection herewith or therewith, as the same may be supplemented or amended from time to time in accordance herewith or therewith, and Loan Document shall mean any of the Loan Documents.

Loan Parties shall mean the Borrower and the Guarantors.

Loan Request shall mean either a Revolving Credit Loan Request or a Swing Loan Request.

Material  Adverse  Change  shall mean any set of  circumstances  or events which
(a) has or could reasonably be expected to have any material adverse effect whatsoever upon the validity or enforceability of this Agreement or any other Loan Document, (b) is or could reasonably be expected to be material and adverse to the business, properties, assets, financial condition, results of operations or prospects of the Loan Parties taken as a whole, (c) impairs materially or could reasonably be expected to impair materially the ability of the Loan Parties taken as a whole to duly and punctually pay or perform its Indebtedness, or (d) impairs materially or could reasonably be expected to impair materially the ability of the Agent or any of the Banks, to the extent permitted, to enforce their legal remedies pursuant to this Agreement or any other Loan Document.

Month, with respect to an Interest Period under the Euro-Rate Option, shall mean the interval between the days in consecutive calendar months numerically corresponding to the first day of such Interest Period. If any Euro-Rate Interest Period begins on a day of a calendar month for which there is no numerically corresponding day in the month in which such Interest Period is to end, the final month of such Interest Period shall be deemed to end on the last Business Day of such final month.

Multiemployer Plan shall mean any employee benefit plan which is a "multiemployer plan" within the meaning of Section 4001(a)(3) of ERISA and to which the Borrower or any member of the ERISA Group is then making or accruing an obligation to make contributions or, within the preceding five Plan years, has made or had an obligation to make such contributions.

Multiple Employer Plan shall mean a Plan which has two or more contributing sponsors (including the Borrower or any member of the ERISA Group) at least two of whom are not under common control, as such a plan is described in Sections 4063 and 4064 of ERISA.

Note Purchase Agreement shall mean that certain Note Agreement dated as of March 1, 1995, between the Borrower and the purchasers thereunder pursuant to which Borrower issued and severally sold to such purchasers the Senior Notes, as previously or hereafter amended.

Notes shall mean the Revolving Credit Notes or Swing Note.

Notices shall have the meaning assigned to that term in Section 10.6.

Obligation shall mean any obligation or liability of any of the Loan Parties to the Agent or any of the Banks, howsoever created, arising or evidenced, whether direct or indirect, absolute or contingent, now or hereafter existing, or due or to become due, under or in connection with this Agreement, the Notes, the Letters of Credit, the Agent's Letter or any other Loan Document.

Offered Rate shall mean the interest rate quoted from time to time by PNC Bank to the Borrower as applicable to Swing Loans. The Offered Rate shall constitute, on each Borrowing Date of a Swing Loan, the offer quoted by an officer of PNC Bank to the Borrower on each such Borrowing Date of a Swing Loan.

Official Body shall mean any national, federal, state, local or other government or political subdivision or any agency, authority, board, bureau, central bank, commission, department or instrumentality of either, or any court, tribunal, grand jury or arbitrator, in each case whether foreign or domestic.

Participation Advance shall mean, with respect to any Bank, such Bank's payment in respect of its participation in a Letter of Credit Borrowing according to its Ratable Share pursuant to Section 2.11.3.4.

Partnership   Interests   shall  have  the   meaning   given  to  such  term  in
Section 5.1.3.

PBGC shall mean the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA or any successor.

Permitted  Acquisitions  shall  have  the  meaning  assigned  to  such  term  in
Section 7.2.6.

Permitted Investments shall mean:

     (i) direct obligations of the United States of America or any agency or instrumentality thereof or obligations backed by the full faith and credit of the United States of America maturing in twelve (12) months or less from the date of acquisition;

     (ii) commercial paper maturing in 180 days or less rated not lower than A-1, by Standard & Poor's or P-1 by Moody's Investors Service, Inc. on the date of acquisition; and

          (iii) demand deposits, time deposits or certificates of deposit maturing within one year in commercial banks whose obligations are rated A-1, A or the equivalent or better by Standard & Poor's on the date of acquisition.

Permitted Liens shall mean:

     (i) Liens for taxes, assessments, or similar charges, incurred in the ordinary course of business and which are not yet due and payable;

     (ii) Pledges or deposits made in the ordinary course of business to secure payment of workmen's compensation, or to participate in any fund in connection with workmen's compensation, unemployment insurance, old-age pensions or other social security programs;

     (iii) Liens of mechanics, materialmen, warehousemen, carriers, or other like Liens, securing obligations incurred in the ordinary course of business that are not yet due and payable and Liens of landlords securing obligations to pay lease payments that are not yet due and payable or in default;

     (iv) Good-faith pledges or deposits made in the ordinary course of business to secure performance of bids, tenders, contracts (other than for the repayment of borrowed money) or leases, not in excess of the aggregate amount due thereunder, or to secure statutory obligations, or surety, appeal, indemnity, performance or other similar bonds required in the ordinary course of business;

     (v) Encumbrances consisting of zoning restrictions, easements or other restrictions on the use of real property, none of which materially impairs the use of such property or the value thereof, and none of which is violated in any material respect by existing or proposed structures or land use;

     (vi) Liens, security interests and mortgages in favor of the Agent for the benefit of the Banks;

     (vii) Liens on property leased by any Loan Party or Subsidiary of a Loan Party under capital and operating leases permitted in Section 7.2.15 securing obligations of such Loan Party or Subsidiary to the lessor under such leases;

     (viii) Any Lien  existing on the date of this  Agreement  and  described on
     Schedule 1.1(P), provided that the principal amount secured thereby is not hereafter increased, and no additional assets become subject to such Lien and the aggregate amount of obligations secured by all Liens referred to in this clause does not exceed $10,000,000;

     (ix) Purchase Money Security Interests, provided that the aggregate amount of loans and deferred payments secured by such Purchase Money Security Interests shall be subject to Section 7.2.1(iv); and

     (x) The following, (A) if the validity or amount thereof is being contested in good faith by appropriate and lawful proceedings diligently conducted so long as levy and execution thereon have been stayed and continue to be stayed or (B) if a final judgment is entered and such judgment is discharged within thirty (30) days of entry, and in either case they do not in the aggregate, materially impair the ability of any Loan Party to perform its Obligations hereunder or under the other Loan Documents:

          (1) Claims or Liens for taxes, assessments or charges due and payable and subject to interest or penalty, provided that the applicable Loan Party maintains such reserves or other appropriate provisions as shall be required by GAAP and pays all such taxes, assessments or charges forthwith upon the commencement of proceedings to foreclose any such Lien;

          (2) Claims, Liens or encumbrances upon, and defects of title to, real or personal property, including any attachment of personal or real property or other legal process prior to adjudication of a dispute on the merits;

          (3) Claims or Liens of mechanics, materialmen, warehousemen, carriers, or other statutory nonconsensual Liens; or

          (4) Liens  resulting  from  final  judgments  or orders  described  in
          Section 8.1.6.

Permitted Securitization shall mean a sale to a bankruptcy remote entity of accounts receivable and related rights of Loan Parties in connection with a securitization thereof provided that (1) the net proceeds thereof and contingent liabilities thereunder shall not exceed $50 million, (2) the Borrower shall deliver notice thereof to the Banks and the Agent at least 30 days before the closing thereof and otherwise comply with Section 7.3.4, (3) that the Revolving Credit Commitments shall be reduced and the Borrower shall repay Loans in an amount (the "Portion of Securitization Proceeds Allocated to the Revolver") equal to the Banks' Pro Rata Share of the net proceeds received by the Borrower in connection with such Permitted Securitization less the portion thereof that is applied to repay the Senior Notes.

Person shall mean any individual, corporation, partnership, limited liability company, association, joint-stock company, trust, unincorporated organization, joint venture, government or political subdivision or agency thereof, or any other entity.

Plan shall mean at any time an employee pension benefit plan (including a Multiple Employer Plan, but not a Multiemployer Plan) which is covered by Title IV of ERISA or is subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (i) is maintained by any member of the ERISA Group for employees of any member of the ERISA Group or (ii) has at any time within the preceding five years been maintained by any entity which was at such time a member of the ERISA Group for employees of any entity which was at such time a member of the ERISA Group.

PNC Bank shall mean PNC Bank, National Association, its successors and assigns.

Portion of Securitization Proceeds Allocated to the Revolver shall have the meaning assigned to such term in the definition of Permitted Securitization.

Potential Default shall mean any event or condition which with notice, passage of time or a determination by the Agent or the Required Banks, or any combination of the foregoing, would constitute an Event of Default.

Principal Office shall mean the main banking office of the Agent in Pittsburgh, Pennsylvania.

Prohibited  Transaction  shall  mean any  prohibited  transaction  as defined in
Section 4975 of the Internal Revenue Code or Section 406 of ERISA for which neither an individual nor a class exemption has been issued by the United States Department of Labor.

Property shall mean all real property, both owned and leased, of any Loan Party or Subsidiary of a Loan Party.

Purchase Money Security Interest shall mean Liens upon tangible personal property securing loans to any Loan Party or Subsidiary of a Loan Party or deferred payments by such Loan Party or Subsidiary for the purchase of such tangible personal property.

Purchasing Bank shall mean a Bank which becomes a party to this Agreement by executing an Assignment and Assumption Agreement.

Ratable Share shall mean the proportion that a Bank's Revolving Credit Commitment bears to the Revolving Credit Commitments of all of the Banks.

Regulated Substances shall mean, without limitation, any substance, material or waste, regardless of its form or nature, defined under Environmental Laws as a "hazardous substance," "pollutant," "pollution," "contaminant," "hazardous or toxic substance," "extremely hazardous substance," "toxic chemical," "toxic substance," "toxic waste," "hazardous waste," "special handling waste," "industrial waste," "residual waste," "solid waste," "municipal waste," "mixed waste," "infectious waste," "chemotherapeutic waste," "medical waste," or "regulated substance" or any other material, substance or waste, regardless of its form or nature, which otherwise is regulated by Environmental Laws.

Regulation U shall mean Regulation U, T, G or X as promulgated by the Board of Governors of the Federal Reserve System, as amended from time to time.

Reimbursement  Obligation  shall  have  the  meaning  assigned  to such  term in
Section 2.11.3.2.

Reportable Event shall mean a reportable event described in Section 4043 of ERISA and regulations thereunder with respect to a Plan or Multiemployer Plan.

Required Banks shall mean

     (i) if there are no Revolving Credit Loans, Reimbursement Obligations or Letter of Credit Borrowings outstanding, Banks whose Revolving Credit Commitments aggregate at least 60% of the Revolving Credit Commitments of all of the Banks, or

     (ii) if there are Revolving Credit Loans, Reimbursement Obligations, or Letter of Credit Borrowings outstanding, any Bank or group of Banks if the sum of the Revolving Credit Loans, Reimbursement Obligations and Letter of Credit Borrowings of such Banks then outstanding aggregates at least 60% of the total principal amount of all of the Revolving Credit Loans, Reimbursement Obligations and Letter of Credit Borrowings then outstanding. Reimbursement Obligations and Letter of Credit Borrowings shall be deemed, for purposes of this definition, to be in favor of the Agent and not a participating Bank if such Bank has not made its Participation Advance in respect thereof and shall be deemed to be in favor of such Bank to the extent of its Participation Advance if it has made its Participation Advance in respect thereof.

Required Environmental Notices shall mean all notices, reports, plans, forms or other filings which pursuant to Environmental Laws, Required Environmental Permits or at the request or direction of an Official Body either must be submitted to an Official Body or which otherwise must be maintained.

Required Environmental Permits shall mean all permits, licenses, bonds, consents, programs, approvals or authorizations required under Environmental Laws to own, occupy or maintain the Property or which otherwise are required for the operations and business activities of the Borrower or Guarantors.

Revolving Credit Commitment shall mean, as to any Bank at any time, the amount initially set forth opposite its name on Schedule 1.1(B) in the column labeled "Amount of Revolving Credit Commitment for Loans," and thereafter on Schedule I to the most recent Assignment and Assumption Agreement, and Revolving Credit Commitments shall mean the aggregate Revolving Credit Commitments of all of the Banks.

Revolving Credit Loan shall mean separately and Revolving Credit Loans shall mean collectively any Revolving Credit Loan or all Revolving Credit Loans made by the Banks or one of the Banks to the Borrower pursuant to Section 2.1 or 2.11.3.

Revolving  Credit  Loan  Request  shall have the  meaning  given to such term in
Section 2.4.

Revolving Credit Notes shall mean collectively and Revolving Credit Note shall mean separately all the Revolving Credit Notes of the Borrower in the form of
Exhibit 1.1(R) evidencing the Revolving Credit Loans together with all amendments, extensions, renewals, replacements, refinancings or refundings thereof in whole or in part.

Second Quarter Joint Venture Investment Charge shall mean the asset impairment charge relating to Mi-Tech Steel, Inc. and Processing Technology, Inc. in the amount of approximately $7,500,000 incurred by the Loan Parties in their fiscal quarter ending March 31, 2001.

Section 20 Subsidiary shall mean the Subsidiary of the bank holding company controlling any Bank, which Subsidiary has been granted authority by the Federal Reserve Board to underwrite and deal in certain Ineligible Securities.

Senior Notes shall mean means Borrower's 8.52% Senior Notes due March 1, 2005 that Borrower issued and severally sold to the Note Purchasers pursuant to the Note Purchase Agreement in original principal amount of $40,000,000.

Settlement Date shall mean any Business Day on which the Agent elects to effect settlement.

Shares shall have the meaning assigned to that term in Section 5.1.2.

Standard & Poor's shall mean Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.

Standby Letter of Credit shall mean a Letter of Credit issued to support obligations of one or more of the Loan Parties, contingent or otherwise, which finance the working capital and business needs of the Loan Parties incurred in the ordinary course of business.

Subsidiary of any Person at any time shall mean any of the following (except that Mi-Tech Steel, Inc. shall not be deemed to be a Subsidiary of the Loan Parties): (i) any corporation or trust of which 50% or more (by number of shares or number of votes) of the outstanding capital stock or shares of beneficial interest normally entitled to vote for the election of one or more directors or trustees (regardless of any contingency which does or may suspend or dilute the voting rights) is at such time owned directly or indirectly by such Person or one or more of such Person's Subsidiaries, (ii) any partnership of which such Person is a general partner or of which 50% or more of the partnership interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries, (iii) any limited liability company of which such Person is a member and of which 50% or more of the limited liability company interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries or (iv) any corporation, trust, partnership, limited liability company or other entity which is controlled or capable of being controlled by such Person or one or more of such Person's Subsidiaries.

Subsidiary Shares shall have the meaning assigned to that term in Section 5.1.3.

Syndication Agent shall mean SunTrust Bank.

Swing Loan Note shall have the meaning assigned to such term in Section 2.8.

Swing Loan  Request  shall  have the  meaning  assigned  to such term in Section
2.5.2.

Transferor Bank shall mean the selling Bank pursuant to an Assignment and Assumption Agreement.

Voting Stock shall mean the shares of capital stock or other securities of the Borrower entitled to vote generally in the election of the directors of the Borrower.

Waiver and Fourth Amendment shall mean that certain Waiver and Fourth Amendment to the Note Purchase Agreement dated as of August 24, 2001 by and among the Borrower, the Guarantors, and the holders of the Senior Notes.

1.2      Construction.

Unless the context of this Agreement otherwise clearly requires, the following rules of construction shall apply to this Agreement and each of the other Loan
Documents:

1.2.1.   Number; Inclusion.

references to the plural include the singular, the plural, the part and the whole; "or" has the inclusive meaning represented by the phrase "and/or," and "including" has the meaning represented by the phrase "including without limitation";

1.2.2.   Determination.

references to "determination" of or by the Agent or the Banks shall be deemed to include good-faith estimates by the Agent or the Banks (in the case of quantitative determinations) and good-faith beliefs by the Agent or the Banks (in the case of qualitative determinations) and such determination shall be conclusive absent manifest error;

1.2.3.   Agent's or Bank's Discretion and Consent.

Whenever the Agent's or any Bank's consent is required to be obtained under this Agreement or any of the other Loan Documents as a condition to any action, inaction, condition or event, the Agent and each Bank shall be authorized to give or withhold such consent in its sole and absolute discretion (unless this Agreement or such other Loan Document expressly provides that such discretion is subject to some limitation (such as that it may not be unreasonably withheld)) and to condition its consent upon the giving of additional collateral, the payment of money or any other matter. Whenever the Agent or the Banks are granted the right herein to act in its or their sole discretion or to grant or withhold consent, such right shall be exercised in good faith;

1.2.4.   Documents Taken as a Whole.

the words "hereof," "herein," "hereunder," "hereto" and similar terms in this Agreement or any other Loan Document refer to this Agreement or such other Loan Document as a whole and not to any particular provision of this Agreement or such other Loan Document;

1.2.5.   Headings.

the section and other headings contained in this Agreement or such other Loan Document and the Table of Contents (if any), preceding this Agreement or such other Loan Document are for reference purposes only and shall not control or affect the construction of this Agreement or such other Loan Document or the interpretation thereof in any respect;

1.2.6.   Implied References to this Agreement.

article, section, subsection, clause, schedule and exhibit references are to this Agreement or other Loan Document, as the case may be, unless otherwise specified;

1.2.7.   Persons.

reference to any Person includes such Person's successors and assigns but, if applicable, only if such successors and assigns are permitted by this Agreement or such other Loan Document, as the case may be, and reference to a Person in a particular capacity excludes such Person in any other capacity;

1.2.8.   Modifications to Documents.

reference to any agreement (including this Agreement and any other Loan Document together with the schedules and exhibits hereto or thereto), document or instrument means such agreement, document or instrument as amended, modified, replaced, substituted for, superseded or restated;

1.2.9.   From, To and Through.

relative to the determination of any period of time, "from" means "from and including," "to" means "to but excluding," and "through" means "through and including"; and

1.2.10.  Shall; Will.

references to "shall" and "will" are intended to have the same meaning.

1.3      Accounting Principles.

Except as otherwise provided in this Agreement, all computations and determinations as to accounting or financial matters and all financial statements to be delivered pursuant to this Agreement shall be made and prepared in accordance with GAAP (including principles of consolidation where appropriate), and all accounting or financial terms shall have the meanings ascribed to such terms by GAAP; provided, however, that all accounting terms used in Section 7.2 [Negative Covenants] (and all defined terms used in the definition of any accounting term used in Section 7.2 shall have the meaning given to such terms (and defined terms) under GAAP as in effect on the date hereof applied on a basis consistent with those used in preparing the Annual Statements referred to in Section 5.1.9((i)) [Historical Statements]. In the event of any change after the date hereof in GAAP, and if such change would result in the inability to determine compliance with the financial covenants set forth in Section 7.2 based upon the Borrower's regularly prepared financial statements by reason of the preceding sentence, then the parties hereto agree to endeavor, in good faith, to agree upon an amendment to this Agreement that would adjust such financial covenants in a manner that would not affect the substance thereof, but would allow compliance therewith to be determined in accordance with the Borrower's financial statements at that time.

                          2. REVOLVING CREDIT FACILITY

2.1      Commitments.

2.1.1.   Revolving Credit Commitments.

Subject to the terms and conditions hereof and relying upon the representations and warranties herein set forth, each Bank severally agrees to make Revolving

Credit Loans to the Borrower at any time or from time to time on or after the date hereof to the Expiration Date provided that after giving effect to such Loan the aggregate amount of Loans from such Bank shall not exceed such Bank's Revolving Credit Commitment minus such Bank's Ratable Share of the Letters of Credit Outstanding. Within such limits of time and amount and subject to the other provisions of this Agreement, the Borrower may borrow, repay and reborrow pursuant to this Section 2.1.

2.1.2.   Swing Loan Commitment.

Subject to the terms and conditions hereof and relying upon the representations and warranties herein set forth, and in order to facilitate loans and repayments between Settlement Dates, PNC Bank may, at its option, cancelable at any time for any reason whatsoever, make swing loans (the "Swing Loans") to the Borrower at any time or from time to time after the date hereof to, but not including, the Expiration Date, in an aggregate principal amount up to but not in excess of the lesser of $5,000,000 or the Revolving Credit Commitment of PNC Bank (the "Swing Loan Commitment"), provided that the aggregate principal amount of PNC Bank's Swing Loans and the Revolving Credit Loans of all the Banks at any one time outstanding plus the Letters of Credit Outstanding shall not exceed the Revolving Credit Commitments of all the Banks. Within such limits of time and amount and subject to the other provisions of this Agreement, the Borrower may borrow, repay and reborrow pursuant to this Section 2.1.2.

2.2      Nature of Banks' Obligations with Respect to Loans.

Each Bank shall be obligated to participate in each request for Revolving Credit Loans pursuant to Section 2.5.1 [Revolving Credit Loan Requests] in accordance with its Ratable Share. The aggregate of each Bank's Revolving Credit Loans outstanding hereunder to the Borrower at any time shall never exceed its Revolving Credit Commitment minus its Ratable Share of the Letters of Credit Outstanding. The obligations of each Bank hereunder are several. The failure of any Bank to perform its obligations hereunder shall not affect the Obligations of the Borrower to any other party nor shall any other party be liable for the failure of such Bank to perform its obligations hereunder. The Banks shall have no obligation to make Loans hereunder on or after the Expiration Date.

2.3      Commitment Fees.

Accruing from the date hereof until the Expiration Date, the Borrower agrees to pay to the Agent for the account of each Bank, as consideration for such Bank's Revolving Credit Commitment hereunder, a nonrefundable commitment fee (the "Commitment Fee") equal to the Applicable Commitment Fee Rate (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) on the average daily difference between the amount of (i) such Bank's Revolving Credit Commitment as the same may be constituted from time to time and the
(ii) the sum of such Bank's Revolving Credit Loans plus Swing Loans outstanding plus its Ratable Share of Letters of Credit Outstanding. All Commitment Fees shall be payable in arrears on the last Business Day of each June, September, December and March after the date hereof and on the Expiration Date or upon acceleration of the Notes.

2.4      Increase in Commitments.

Within ninety (90) days following the Closing Date, the Borrower may request that a new bank join this Agreement, and that the Commitments be increased by $5,000,000. The selection of such new bank shall be subject to the consent of the Borrower and the Agent, which consent shall not be unreasonably withheld. The new bank shall join this Agreement as a bank pursuant to the procedures contained in Section 10.11(b). Borrower shall pay to the Agent on the day of such joinder any fees due to the Agent in connection with the increase in the Commitments resulting from such joinder.

2.5      Loan Requests.

2.5.1.   Revolving Credit Loan Requests.

Except as otherwise provided herein, the Borrower may from time to time prior to the Expiration Date request the Banks to make Revolving Credit Loans, or renew or convert the Interest Rate Option applicable to existing Revolving Credit Loans pursuant to Section 3.2 [Interest Periods], by delivering to the Agent, not later than 10:00 a.m., Pittsburgh time, (i) three (3) Business Days prior to the proposed Borrowing Date with respect to the making of Revolving Credit Loans to which the Euro-Rate Option applies or the conversion to or the renewal of the Euro-Rate Option for any Revolving Credit Loans; and (ii) one (1) Business Day prior to either the proposed Borrowing Date with respect to the making of a Revolving Credit Loan to which the Base Rate Option applies or the last day of the preceding Interest Period with respect to the conversion to the Base Rate Option for any Revolving Credit Loan, of a duly completed request therefor substantially in the form of Exhibit 2.5.1 or a request by telephone immediately confirmed in writing by letter, facsimile or telex in such form (each, a "Revolving Credit Loan Request"), it being understood that the Agent may rely on the authority of any individual making such a telephonic request without the necessity of receipt of such written confirmation. Each Revolving Credit Loan Request shall be irrevocable and shall specify (i) the proposed Borrowing Date;
(ii) the aggregate amount of the proposed Revolving Credit Loans comprising each Borrowing Tranche, which shall be in integral multiples of $1,000,000 and not less than $5,000,000 for each Borrowing Tranche to which the Euro-Rate Option applies and not less than the lesser of $1,000,000 or the maximum amount available for Borrowing Tranches to which the Base Rate Option applies;
(iii) whether the Euro-Rate Option or Base Rate Option shall apply to the proposed Revolving Credit Loans comprising the applicable Borrowing Tranche; and
(iv) in the case of a Borrowing Tranche to which the Euro-Rate Option applies, an appropriate Interest Period for the Revolving Credit Loans comprising such Borrowing Tranche.

2.5.2.   Swing Loan Requests.

Except as otherwise provided herein, the Borrower may from time to time prior to the Expiration Date request PNC Bank to make Swing Loans by delivery to PNC Bank not later than 2:00 p.m. Pittsburgh time on the proposed Borrowing Date of a duly completed request therefor substantially in the form of Exhibit 2.5.2 hereto or a request by telephone immediately confirmed in writing by letter, facsimile or telex (each, a "Swing Loan Request"), it being understood that the Agent may rely on the authority of any individual making such a telephonic request without the necessity of receipt of such written confirmation. Each Swing Loan Request shall be irrevocable and shall specify the proposed Borrowing Date and the principal amount of such Swing Loan, which shall be not less than $100,000.

2.6      Making Loans.

2.6.1.   Making Revolving Credit Loans.

The Agent shall, promptly after receipt by it of a Revolving Credit Loan Request pursuant to Section 2.5.1 [Revolving Credit Loan Requests], notify the Banks of its receipt of such Revolving Credit Loan Request specifying: (i) the proposed Borrowing Date and the time and method of disbursement of the Revolving Credit Loans requested thereby; (ii) the amount and type of each such Revolving Credit Loan and the applicable Interest Period (if any); and (iii) the apportionment among the Banks of such Revolving Credit Loans as determined by the Agent in accordance with Section 2.1.2 [Nature of Banks' Obligations]. Each Bank shall remit the principal amount of each Revolving Credit Loan to the Agent such that the Agent is able to, and the Agent shall, to the extent the Banks have made funds available to it for such purpose and subject to Section 6.2 [Each Additional Loan], fund such Revolving Credit Loans to the Borrower in U.S. Dollars and immediately available funds at the Principal Office prior to 2:00 p.m., Pittsburgh time, on the applicable Borrowing Date, provided that if any Bank fails to remit such funds to the Agent in a timely manner, the Agent may elect in its sole discretion to fund with its own funds the Revolving Credit Loans of such Bank on such Borrowing Date, and such Bank shall be subject to the repayment obligation in Section 9.16 [Availability of Funds].

2.6.2.    Making Swing Loans.

So long as PNC Bank elects to make Swing Loans, PNC Bank shall, after receipt by it of a Swing Loan Request pursuant to Section 2.5.2, fund such Swing Loan to the Borrower in U.S. Dollars and immediately available funds at the Principal Office prior to 3:30 p.m., Pittsburgh time on the Borrowing Date.

2.7       Notes.

2.7.1.   Revolving Credit Notes.

The Obligation of the Borrower to repay the aggregate unpaid principal amount of the Loans made to it by each Bank, together with interest thereon, shall be evidenced by a Revolving Credit Note dated the Closing Date payable to the order of such Bank in a face amount equal to the Revolving Credit Commitment of such Bank.

2.8      Swing Loan Note.

The obligation of the Borrower to repay the unpaid principal amount of the Swing Loans made to it by PNC Bank together with interest thereon shall be evidenced by a demand promissory note of the Borrower dated the Closing Date in substantially the form attached hereto as Exhibit 2.8(S) (the "Swing Loan Note") payable to the order of PNC Bank in a face amount equal to the Swing Loan Commitment.

2.9      Borrowings to Repay Swing Loans.

PNC may, at its option, exercisable at any time for any reason whatsoever, demand repayment of the Swing Loans, and each Bank shall make a Revolving Credit Loan in an amount equal to such Bank's Ratable Share of the aggregate principal amount of the outstanding Swing Loans, plus, if PNC so requests, accrued interest thereon, provided that no Bank shall be obligated in any event to make Revolving Credit Loans in excess of its Revolving Credit Commitment. Revolving Credit Loans made pursuant to the preceding sentence shall bear interest at the Base Rate Option and shall be deemed to have been properly requested in accordance with Section 6.2 without regard to any of the requirements of that provision. PNC shall provide notice to the Banks (which may be telephonic or written notice by letter, facsimile or telex) that such Revolving Credit Loans are to be made under this Section and of the apportionment among the Banks, and the Banks shall be unconditionally obligated to fund such Revolving Credit Loans (whether or not the conditions specified in Section 6.2 are then satisfied) by the time PNC so requests, which shall not be earlier than 3:00 p.m. Pittsburgh time on the Business Day next after the date the Banks receive such notice from PNC.

2.10     Use of Proceeds.

The proceeds of the Loans shall be used in accordance with the recitals hereto and Section 7.1.10 [Use of Proceeds].

2.11     Letter of Credit Subfacility.

2.11.1.  Issuance of Letters of Credit.

Borrower may request the issuance of a letter of credit (each a "Letter of Credit") on behalf of itself or another Loan Party by delivering to the Agent a completed application and agreement for letters of credit in such form as the Agent may specify from time to time by no later than 10:00 a.m., Pittsburgh time, at least five (5) Business Days, or such shorter period as may be agreed to by the Agent, in advance of the proposed date of issuance. Each Letter of Credit shall be either a Standby Letter of Credit or a Commercial Letter of Credit. Subject to the terms and conditions hereof and in reliance on the agreements of the other Banks set forth in this Section 2.11, the Agent shall issue a Letter of Credit provided that each Letter of Credit shall (A) have a maximum maturity of twelve (12) months from the date of issuance, and (B) in no event expire later than ten (10) Business Days prior to the Expiration Date and providing that in no event shall (i) the Letters of Credit Outstanding exceed, at any one time, $15,000,000 or (ii) the Facility Usage exceed, at any one time, the Revolving Credit Commitments.

2.11.2.  Letter of Credit Fees.

The Borrower shall pay (i) to the Agent for the ratable account of the Banks a fee (the "Letter of Credit Fee") equal to the Applicable Margin applicable to Euro-Rate Loans, and (ii) to the Agent for its own account a fronting fee equal to 1/8% per annum (computed on the basis of a year of 360 days and actual days elapsed), which fees shall be computed on the daily average Letters of Credit Outstanding and shall be payable quarterly in arrears commencing with the last Business Day of each June, September, December and March following issuance of each Letter of Credit and on the Expiration Date. The Borrower shall also pay to the Agent for the Agent's sole account the Agent's then in effect customary fees and administrative expenses payable with respect to the Letters of Credit as the Agent may generally charge or incur from time to time in connection with the issuance, maintenance, modification (if any), assignment or transfer (if any), negotiation, and administration of Letters of Credit.

2.11.3.  Disbursements, Reimbursement.

2.11.3.1 Immediately upon the issuance of each Letter of Credit, each Bank shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Agent a participation in such Letter of Credit and each drawing thereunder in an amount equal to such Bank's Ratable Share of the maximum amount available to be drawn under such Letter of Credit and the amount of such drawing, respectively.

2.11.3.2 In the event of any request for a drawing under a Letter of Credit by the beneficiary or transferee thereof, the Agent will promptly notify the Borrower. Provided that it shall have received such notice, the Borrower shall reimburse (such obligation to reimburse the Agent shall sometimes be referred to as a "Reimbursement Obligation") the Agent prior to 12:00 noon, Pittsburgh time on each date that an amount is paid by the Agent under any Letter of Credit (each such date, an "Drawing Date") in an amount equal to the amount so paid by the Agent. In the event the Borrower fails to reimburse the Agent for the full amount of any drawing under any Letter of Credit by 12:00 noon, Pittsburgh time, on the Drawing Date, the Agent will promptly notify each Bank thereof, and the Borrower shall be deemed to have requested that Revolving Credit Loans be made by the Banks under the Base Rate Option to be disbursed on the Drawing Date under such Letter of Credit, subject to the amount of the unutilized portion of the Revolving Credit Commitment and subject to the conditions set forth in
Section 6.2 [Each Additional Loan] other than any notice requirements. Any notice given by the Agent pursuant to this Section 2.11.3.2 may be oral if immediately confirmed in writing; provided that the lack of such an immediate confirmation shall not affect the conclusiveness or binding effect of such notice.

2.11.3.3 Each Bank shall upon any notice pursuant to Section 2.11.3.2 make available to the Agent an amount in immediately available funds equal to its Ratable Share of the amount of the drawing, whereupon the participating Banks shall (subject to Section 2.11.3.4) each be deemed to have made a Revolving Credit Loan under the Base Rate Option to the Borrower in that amount. If any Bank so notified fails to make available to the Agent for the account of the Agent the amount of such Bank's Ratable Share of such amount by no later than 2:00 p.m., Pittsburgh time on the Drawing Date, then interest shall accrue on such Bank's obligation to make such payment, from the Drawing Date to the date on which such Bank makes such payment (i) at a rate per annum equal to the Federal Funds Effective Rate during the first three days following the Drawing Date and (ii) at a rate per annum equal to the rate applicable to Revolving Credit Loans under the Base Rate Option on and after the fourth day following the Drawing Date. The Agent will promptly give notice of the occurrence of the Drawing Date, but failure of the Agent to give any such notice on the Drawing Date or in sufficient time to enable any Bank to effect such payment on such date shall not relieve such Bank from its obligation under this
Section 2.11.3.3.

2.11.3.4 With respect to any unreimbursed drawing that is not converted into Revolving Credit Loans under the Base Rate Option to the Borrower in whole or in part as contemplated by Section 2.11.3.2, because of the Borrower's failure to satisfy the conditions set forth in Section 6.2 [Each Additional Loan] other than any notice requirements or for any other reason, the Borrower shall be deemed to have incurred from the Agent a borrowing (each a "Letter of Credit Borrowing") in the amount of such drawing. Such Letter of Credit Borrowing shall be due and payable on demand (together with interest) and shall bear interest at the rate per annum applicable to the Revolving Credit Loans under the Base Rate Option. Each Bank's payment to the Agent pursuant to Section 2.11.3.3 shall be deemed to be a payment in respect of its participation in such Letter of Credit Borrowing and shall constitute a "Participation Advance" from such Bank in satisfaction of its participation obligation under this Section 2.11.3.

2.11.4.  Repayment of Participation Advances.

2.11.4.1 Upon (and only upon) receipt by the Agent for its account of immediately available funds from the Borrower (i) in reimbursement of any payment made by the Agent under the Letter of Credit with respect to which any Bank has made a Participation Advance to the Agent, or (ii) in payment of interest on such a payment made by the Agent under such a Letter of Credit, the Agent will pay to each Bank, in the same funds as those received by the Agent, the amount of such Bank's Ratable Share of such funds, except the Agent shall retain the amount of the Ratable Share of such funds of any Bank that did not make a Participation Advance in respect of such payment by Agent.

2.11.4.2 If the Agent is required at any time to return to any Loan Party, or to a trustee, receiver, liquidator, custodian, or any official in any Insolvency Proceeding, any portion of the payments made by any Loan Party to the Agent pursuant to Section 2.11.4.1 in reimbursement of a payment made under the Letter of Credit or interest or fee thereon, each Bank shall, on demand of the Agent, forthwith return to the Agent the amount of its Ratable Share of any amounts so returned by the Agent plus interest thereon from the date such demand is made to the date such amounts are returned by such Bank to the Agent, at a rate per annum equal to the Federal Funds Effective Rate in effect from time to time.

2.11.5.  Documentation.

Each Loan Party agrees to be bound by the terms of the Agent's application and agreement for letters of credit and the Agent's written regulations and customary practices relating to letters of credit, though such interpretation may be different from such Loan Party's own. In the event of a conflict between such application or agreement and this Agreement, this Agreement shall govern. It is understood and agreed that, except in the case of gross negligence or willful misconduct, the Agent shall not be liable for any error, negligence and/or mistakes, whether of omission or commission, in following any Loan Party's instructions or those contained in the Letters of Credit or any modifications, amendments or supplements thereto.

2.11.6.  Determinations to Honor Drawing Requests.

In determining whether to honor any request for drawing under any Letter of Credit by the beneficiary thereof, the Agent shall be responsible only to determine that the documents and certificates required to be delivered under such Letter of Credit have been delivered and that they comply on their face with the requirements of such Letter of Credit.

2.11.7.  Nature of Participation and Reimbursement Obligations.

Each Bank's obligation in accordance with this Agreement to make the Revolving Credit Loans or Participation Advances, as contemplated by Section 2.11.3, as a result of a drawing under a Letter of Credit, and the Obligations of the Borrower to reimburse the Agent upon a draw under a Letter of Credit, shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Section 2.11 under all circumstances, including the following circumstances:

     (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against the Agent, the Borrower or any other Person for any reason whatsoever;

     (ii) the failure of any Loan Party or any other Person to comply, in connection with a Letter of Credit Borrowing, with the conditions set forth in Section 2.1 [Commitments], 2.45 [Loan Requests], 2.5.2 [Making Loans] or
     6.2 [Each Additional Loan or Letter of Credit] or as otherwise set forth in this Agreement for the making of a Revolving Credit Loan, it being acknowledged that such conditions are not required for the making of a Letter of Credit Borrowing and the obligation of the Banks to make Participation Advances under Section 2.11.3;

     (iii) any lack of validity or enforceability of any Letter of Credit;

     (iv) the existence of any claim, set-off, defense or other right which any Loan Party or any Bank may have at any time against a beneficiary or any transferee of any Letter of Credit (or any Persons for whom any such transferee may be acting), the Agent or any Bank or any other Person or, whether in connection with this Agreement, the transactions contemplated herein or any unrelated transaction (including any underlying transaction between any Loan Party or Subsidiaries of a Loan Party and the beneficiary for which any Letter of Credit was procured);

     (v) any draft, demand, certificate or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect even if the Agent has been notified thereof;

     (vi) payment by the Agent under any Letter of Credit against presentation of a demand, draft or certificate or other document which does not comply with the terms of such Letter of Credit;

     (vii) any adverse change in the business, operations, properties, assets, condition (financial or otherwise) or prospects of any Loan Party or Subsidiaries of a Loan Party;

     (viii) any breach of this Agreement or any other Loan Document by any party thereto;

     (ix) the occurrence or continuance of an Insolvency Proceeding with respect to any Loan Party;

     (x) the fact that an Event of Default or a Potential Default shall have occurred and be continuing;

     (xi) the fact that the Expiration Date shall have passed or this Agreement or the Commitments hereunder shall have been terminated; and

     (xii) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing.

2.11.8.  Indemnity.

In addition to amounts payable as provided in Section 9.5 [Reimbursement of Agent by Borrower, Etc.], the Borrower hereby agrees to protect, indemnify, pay and save harmless the Agent from and against any and all claims, demands, liabilities, damages, losses, costs, charges and expenses (including reasonable fees, expenses and disbursements of counsel and allocated costs of internal counsel) which the Agent may incur or be subject to as a consequence, direct or indirect, of the issuance of any Letter of Credit, other than as a result of
(A) the gross negligence or willful misconduct of the Agent as determined by a final judgment of a court of competent jurisdiction or (B) the wrongful dishonor by the Agent of a proper demand for payment made under any Letter of Credit, except if such dishonor resulted from any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or governmental authority (all such acts or omissions herein called "Governmental Acts").

2.11.9.  Liability for Acts and Omissions.

As between any Loan Party and the Agent, such Loan Party assumes all risks of the acts and omissions of, or misuse of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, the Agent shall not be responsible for: (i) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for an issuance of any such Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged (even if the Agent shall have been notified thereof); (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any such Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) the failure of the beneficiary of any such Letter of Credit, or any other party to which such Letter of Credit may be transferred, to comply fully with any conditions required in order to draw upon such Letter of Credit or any other claim of any Loan Party against any beneficiary of such Letter of Credit, or any such transferee, or any dispute between or among any Loan Party and any beneficiary of any Letter of Credit or any such transferee; (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher;
(v) errors in interpretation of technical terms; (vi) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any such Letter of Credit or of the proceeds thereof; (vii) the misapplication by the beneficiary of any such Letter of Credit of the proceeds of any drawing under such Letter of Credit; or (viii) any consequences arising from causes beyond the control of the Agent, including any Governmental Acts, and none of the above shall affect or impair, or prevent the vesting of, any of the Agent's rights or powers hereunder. Nothing in the preceding sentence shall relieve the Agent from liability for the Agent's gross negligence or willful misconduct in connection with actions or omissions described in such clauses(i) through (viii) of such sentence.

In furtherance and extension and not in limitation of the specific provisions set forth above, any action taken or omitted by the Agent under or in connection with the Letters of Credit issued by it or any documents and certificates delivered thereunder, if taken or omitted in good faith, shall not put the Agent under any resulting liability to the Borrower or any Bank.

2.12     Extension by Banks of the Expiration Date.

Upon or promptly after delivery by the Borrower of the annual financial statements to be provided under Section 7.3.2 [Annual Financial Statements] for the fiscal year ending September 30, 2002, but in no event any earlier than January 1, 2003 and no later than May 31, 2003, the Borrower may request a six-month or one-year extension of the Expiration Date by written notice to the Banks, and the Banks agree to respond to the Borrower's request for an extension within sixty (60) days following receipt of the request; provided, however, that the failure of any Bank to respond within such time period shall not in any manner constitute an agreement by such Bank to extend the Expiration Date. If all Banks elect to extend, the Expiration Date shall be extended for a period of six months or one year, as applicable.

                               3. INTEREST RATES

3.1      Interest Rate Options.

The Borrower shall pay interest in respect of the outstanding unpaid principal amount of the Revolving Credit Loans as selected by it from the Base Rate Option or Euro-Rate Option set forth below applicable to the Revolving Credit Loans, it being understood that, subject to the provisions of this Agreement, the Borrower may select different Interest Rate Options and different Interest Periods to apply simultaneously to the Revolving Credit Loans comprising different Borrowing Tranches and may convert to or renew one or more Interest Rate Options with respect to all or any portion of the Revolving Credit Loans comprising any Borrowing Tranche, provided that there shall not be at any one time outstanding more than seven (7) Borrowing Tranches in the aggregate among all of the Loans. If at any time the designated rate applicable to any Loan made by any Bank exceeds such Bank's highest lawful rate, the rate of interest on such Bank's Loan shall be limited to such Bank's highest lawful rate.

3.1.1.   Selection of Rates.

The Swing Loans shall bear interest at the Offered Rate. The Borrower shall have the right to select from the following Interest Rate Options applicable to the other Loans:

     (i) Base Rate Option: A fluctuating rate per annum (computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed) equal to the Base Rate, such interest rate to change automatically from time to time effective as of the effective date of each change in the Base Rate; or

     (ii) Euro-Rate Option: A rate per annum (computed on the basis of a year of 360 days and actual days elapsed) equal to the following:

          (1) Euro-Rate plus the Applicable Margin less .25% during such times when the average daily Facility Usage during the fiscal quarter immediately preceding the first day of the Interest Period for such Revolving Credit Loans was equal to or less than 50% of the total Revolving Credit Commitments, and

          (2) Euro-Rate plus the Applicable Margin during such times when the average daily Facility Usage during the fiscal quarter immediately preceding the first day of the Interest Period for such Revolving Credit Loans exceeded 50% of the total Revolving Credit Commitments.

3.1.2.   Rate Quotations.

The Borrower may call the Agent on or before the date on which a Revolving Credit Loan Request is to be delivered to receive an indication of the rates then in effect, but it is acknowledged that such projection shall not be binding on the Agent or the Banks nor affect the rate of interest which thereafter is actually in effect when the election is made.

3.2      Interest Periods.

At any time when the Borrower shall select, convert to or renew a Euro-Rate Option, the Borrower shall notify the Agent thereof at least three (3) Business Days prior to the effective date of such Euro-Rate Option by delivering a Revolving Credit Loan Request. The notice shall specify an Interest Period during which such Interest Rate Option shall apply. Notwithstanding the preceding sentence, the following provisions shall apply to any selection of, renewal of, or conversion to a Euro-Rate Option:

3.2.1.   Amount of Borrowing Tranche.

each Borrowing Tranche of Euro-Rate Loans shall be in integral multiples of $1,000,000 and not less than $5,000,000.

3.2.2.   Renewals.

in the case of the renewal of a Euro-Rate Option at the end of an Interest Period, the first day of the new Interest Period shall be the last day of the preceding Interest Period, without duplication in payment of interest for such day.

3.3      Interest After Default.

To the extent permitted by Law, upon the occurrence of an Event of Default and until such time such Event of Default shall have been cured or waived:

3.3.1.   Letter of Credit Fees, Interest Rate.

the Letter of Credit Fees and the rate of interest for each Loan otherwise applicable pursuant to Section 2.11.2 [Letter of Credit Fees] or Section 3.1 [Interest Rate Options], respectively, shall be increased by 2.0% per annum; and

3.3.2.   Other Obligations.

each other Obligation hereunder if not paid when due shall bear interest at a rate per annum equal to the sum of the rate of interest applicable under the Base Rate Option plus an additional 2.0% per annum from the time such Obligation becomes due and payable and until it is paid in full.

3.3.3.   Acknowledgment.

The  Borrower  acknowledges  that  the  increase  in rates  referred  to in this
Section 3.3 reflects, among other things, the fact that such Loans or other amounts have become a substantially greater risk given their default status and that the Banks are entitled to additional compensation for such risk; and all such interest shall be payable by Borrower upon demand by Agent.

3.4 Euro-Rate Unascertainable; Illegality; Increased Costs; Deposits Not Available.

3.4.1.   Unascertainable.

If on any date on which a Euro-Rate would otherwise be determined, the Agent shall have determined that:

     (i) adequate and reasonable means do not exist for ascertaining such Euro-Rate, or

     (ii) a contingency has occurred which materially and adversely affects the London interbank eurodollar market relating to the Euro-Rate, the Agent shall have the rights specified in Section 3.4.3.

3.4.2.   Illegality; Increased Costs; Deposits Not Available.

If at any time any Bank shall have determined that:

     (i) the making, maintenance or funding of any Loan to which a Euro-Rate Option applies has been made impracticable or unlawful by compliance by such Bank in good faith with any Law or any interpretation or application thereof by any Official Body or with any request or directive of any such Official Body (whether or not having the force of Law), or

     (ii) such Euro-Rate Option will not adequately and fairly reflect the cost to such Bank of the establishment or maintenance of any such Loan, or

     (iii) after making all reasonable efforts, deposits of the relevant amount in Dollars for the relevant Interest Period for a Loan, or to banks generally, to which a Euro-Rate Option applies, respectively, are not available to such Bank with respect to such Loan, or to banks generally, in the interbank eurodollar market, then the Agent shall have the rights specified in Section 3.4.3.

3.4.3.   Agent's and Bank's Rights.

In the case of any event specified in Section 3.4.1 above, the Agent shall promptly so notify the Banks and the Borrower thereof, and in the case of an event specified in Section 3.4.2 above, such Bank shall promptly so notify the Agent and endorse a certificate to such notice as to the specific circumstances of such notice, and the Agent shall promptly send copies of such notice and certificate to the other Banks and the Borrower. Upon such date as shall be specified in such notice (which shall not be earlier than the date such notice is given), the obligation of (A) the Banks, in the case of such notice given by the Agent, or (B) such Bank, in the case of such notice given by such Bank, to allow the Borrower to select, convert to or renew a Euro-Rate Option shall be suspended until the Agent shall have later notified the Borrower, or such Bank shall have later notified the Agent, of the Agent's or such Bank's, as the case may be, determination that the circumstances giving rise to such previous determination no longer exist. If at any time the Agent makes a determination under Section 3.4.1 and the Borrower has previously notified the Agent of its selection of, conversion to or renewal of a Euro-Rate Option and such Interest Rate Option has not yet gone into effect, such notification shall be deemed to provide for selection of, conversion to or renewal of the Base Rate Option otherwise available with respect to such Loans. If any Bank notifies the Agent of a determination under Section 3.4.2, the Borrower shall, subject to the Borrower's indemnification Obligations under Section 4.6.2 [Indemnity], as to any Loan of the Bank to which a Euro-Rate Option applies, on the date specified in such notice either convert such Loan to the Base Rate Option otherwise available with respect to such Loan or prepay such Loan in accordance with
Section 4.4 [Voluntary Prepayments]. Absent due notice from the Borrower of conversion or prepayment, such Loan shall automatically be converted to the Base Rate Option otherwise available with respect to such Loan upon such specified date.

3.5      Selection of Interest Rate Options.

If the Borrower fails to select a new Interest Period to apply to any Borrowing Tranche of Revolving Credit Loans under the Euro-Rate Option at the expiration of an existing Interest Period applicable to such Borrowing Tranche in accordance with the provisions of Section 3.2 [Interest Periods], the Borrower shall be deemed to have converted such Borrowing Tranche to the Base Rate Option, commencing upon the last day of the existing Interest Period.

                                  4. PAYMENTS

4.1      Payments.

All payments and prepayments to be made in respect of principal, interest, Commitment Fees, Letter of Credit Fees, Agent's Fee or other fees or amounts due from the Borrower hereunder shall be payable prior to 11:00 a.m., Pittsburgh time, on the date when due without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived by the Borrower, and without set-off, counterclaim or other deduction of any nature, and an action therefor shall immediately accrue. Such payments shall be made to the Agent at the Principal Office for the account of PNC Bank with respect to the Swing Loans and for the ratable accounts of the Banks with respect to the Revolving Credit Loans in U.S. Dollars and in immediately available funds, and the Agent shall promptly distribute such amounts to the Banks in immediately available funds, provided that in the event payments are received by 11:00 a.m., Pittsburgh time, by the Agent with respect to the Revolving Credit Loans and such payments are not distributed to the Banks on the same day received by the Agent, the Agent shall pay the Banks the Federal Funds Effective Rate with respect to the amount of such payments for each day held by the Agent and not distributed to the Banks. The Agent's and each Bank's statement of account, ledger or other relevant record shall, in the absence of manifest error, be conclusive as the statement of the amount of principal of and interest on the Loans and other amounts owing under this Agreement and shall be deemed an "account stated."

4.2      Pro Rata Treatment of Banks.

Each borrowing shall be allocated to each Bank according to its Ratable Share, and each selection of, conversion to or renewal of any Interest Rate Option and each payment or prepayment by the Borrower with respect to principal, interest, Commitment Fees, Letter of Credit Fees, or other fees (except for the Agent's
Fee) or amounts due from the Borrower hereunder to the Banks with respect to the Loans, shall (except as provided in Section 3.4.3 [Agent's and Bank's Rights] in the case of an event specified in Section 3.4 [Euro-Rate Unascertainable; Etc.],
4.4.2 [Replacement of a Bank] or 4.6 [Additional Compensation in Certain Circumstances]) be made in proportion to the applicable Loans outstanding from each Bank and, if no such Loans are then outstanding, in proportion to the Ratable Share of each Bank. Notwithstanding any of the foregoing, each borrowing or payment or prepayment by the Borrower of principal, interest, fees or other amounts from the Borrower with respect to Swing Loans shall be made by or to PNC Bank.

4.3      Interest Payment Dates.

Interest on Loans to which the Base Rate Option applies shall be due and payable in arrears on the last Business Day of each June, September, December and March after the date hereof and on the Expiration Date or upon acceleration of the Notes. Interest on Loans to which the Euro-Rate Option applies shall be due and payable on the last day of each Interest Period for those Loans and, if such Interest Period is longer than three (3) Months, also on the 90th day of such Interest Period. Interest on mandatory prepayments of principal under
Section 4.5 [Mandatory Prepayments] shall be due on the date such mandatory prepayment is due. Interest on the principal amount of each Loan or other monetary Obligation shall be due and payable on demand after such principal amount or other monetary Obligation becomes due and payable (whether on the stated maturity date, upon acceleration or otherwise).

4.4      Voluntary Prepayments and Reduction of Commitments.

4.4.1.   Right to Prepay.

The Borrower shall have the right at its option from time to time to prepay the Loans in whole or part without premium or penalty (except as provided in Section 4.4.2 below or in Section 4.6 [Additional Compensation in Certain Circumstances]):

     (i) at any time with respect to any Loan to which the Base Rate Option applies,

     (ii) on the last day of the applicable Interest Period with respect to Loans to which a Euro-Rate Option applies,

     (iii) on the date specified in a notice by any Bank pursuant to Section 3.4 [Euro-Rate Unascertainable, Etc.] with respect to any Loan to which a Euro-Rate Option applies.

Whenever the Borrower desires to prepay any part of the Loans, it shall provide a prepayment notice to the Agent by 1:00 p.m. at least one (1) Business Day prior to the date of prepayment of Revolving Credit Loans or no later than 2:00 p.m., Pittsburgh time, on the date of prepayment of Swing Loans, setting forth the following information:

     (y) the date, which shall be a Business Day, on which the proposed prepayment is to be made; and

     (z) the total principal amount of such prepayment, which shall not be less than $1,000,000 for Revolving Credit Loans and $100,000 for any Swing Loan.

All prepayment notices shall be irrevocable. The principal amount of the Revolving Credit Loans or Swing Loans for which a prepayment notice is given, together with interest on such principal amount except with respect to Loans to which the Base Rate Option applies, shall be due and payable on the date specified in such prepayment notice as the date on which the proposed prepayment is to be made. Except as provided in Section 3.4.3 [Agent's and Bank's Rights], if the Borrower prepays a Revolving Credit Loan but fails to specify the applicable Borrowing Tranche which the Borrower is prepaying, the prepayment shall be applied first to Revolving Credit Loans to which the Base Rate Option applies, then to Revolving Credit Loans to which the Euro-Rate Option applies. Any prepayment hereunder shall be subject to the Borrower's Obligation to indemnify the Banks under Section 4.6.2 [Indemnity].

4.4.2.   Voluntary Reduction of Commitments.

The  Borrower  shall  have the right at any time and from time to time upon five
(5) Business Days' prior written notice to the Agent to permanently reduce, in whole multiples of $5,000,000 of principal, or terminate the Commitments without penalty or premium, except as hereinafter set forth, provided that any such reduction or termination shall be accompanied by (a) the payment in full of any Commitment Fee then accrued on the amount of such reduction or termination and
(b) prepayment of the applicable Notes, together with the full amount of interest accrued on the principal sum to be prepaid (and all amounts referred to in Section 4.6 hereof), to the extent that the aggregate amount thereof then outstanding exceeds the applicable Commitment as so reduced or terminated. From the effective date of any such reduction or termination the obligations of Borrower to pay the Commitment Fee pursuant to Section 2.3 shall correspondingly be reduced or cease.

4.4.3.   Replacement of a Bank..

In the event any Bank (i) gives notice under Section 3.4 [Euro-Rate Unascertainable, Etc.] or Section 4.6.1 [Increased Costs, Etc.], (ii) does not fund Loans because the making of such Loans would contravene any Law applicable to such Bank, or (iii) becomes subject to the control of an Official Body (other than normal and customary supervision), then the Borrower shall have the right at its option, with the consent of the Agent, which shall not be unreasonably withheld, to prepay the Loans of such Bank in whole, together with all interest accrued thereon, and terminate such Bank's Commitments within ninety (90) days after (x) receipt of such Bank's notice under Section 3.4 [Euro-Rate Unascertainable, Etc.] or 4.6.1 [Increased Costs, Etc.], (y) the date such Bank has failed to fund Loans because the making of such Loans would contravene Law applicable to such Bank, or (z) the date such Bank became subject to the control of an Official Body, as applicable; provided that the Borrower shall also pay to such Bank at the time of such prepayment any amounts required under Section 4.6 [Additional Compensation in Certain Circumstances] and any accrued interest due on such amount and any related fees; provided, however, that the Commitment of such Bank shall be provided by one or more of the remaining Banks or a replacement bank acceptable to the Agent; provided, further, the remaining Banks shall have no obligation hereunder to increase their Commitments. Notwithstanding the foregoing, the Agent may only be replaced subject to the requirements of Section 9.14 [Successor Agent] and provided that all Letters of Credit have expired or been terminated or replaced and the Swing Loans have been repaid.

4.4.4.   Change of Lending Office.

Each Bank agrees that upon the occurrence of any event giving rise to increased costs or other special payments under Section 3.4.2 [Illegality, Etc.] or 4.6.1 [Increased Costs, Etc.] with respect to such Bank, it will if requested by the Borrower, use reasonable efforts (subject to overall policy considerations of such Bank) to designate another lending office for any Loans or Letters of Credit affected by such event, provided that such designation is made on such terms that such Bank and its lending office suffer no economic, legal or regulatory disadvantage, with the object of avoiding the consequence of the event giving rise to the operation of such Section. Nothing in this
Section 4.4.4 shall affect or postpone any of the Obligations of the Borrower or any other Loan Party or the rights of the Agent or any Bank provided in this Agreement.

4.5      Mandatory Prepayments and Reduction of Commitments.

4.5.1.   Permitted Securitization.

On the closing date of any Permitted Securitization, (1) the Revolving Credit Commitments shall be reduced in an amount equal to the Portion of Securitization Proceeds Allocated to the Revolver, and (2) the Borrower shall make a mandatory prepayment of principal on the Loans equal to the Portion of Securitization Proceeds Allocated to the Revolver, together with accrued interest on such principal amount.

4.5.2.   Sale of Assets.

On the closing date of any transaction described in 7.2.7(vi), (1) the Revolving Credit Commitments shall be reduced in an amount equal to the net proceeds from such transaction, and (2) the Borrower shall make a mandatory prepayment of principal on the Loans equal to the net proceeds from such transaction, together with accrued interest on such principal amount.

4.5.3.   Application Among Interest Rate Options.

All prepayments of Revolving Credit Loans required pursuant to this Section 4.5 shall first be applied among the Interest Rate Options to the principal amount of the Revolving Credit Loans subject to the Base Rate Option, then to Loans subject to a Euro-Rate Option. In accordance with Section 4.6.2 [Indemnity], the Borrower shall indemnify the Banks for any loss or expense, including loss of margin, incurred with respect to any such prepayments applied against Revolving Credit Loans subject to a Euro-Rate Option on any day other than the last day of the applicable Interest Period.

4.6      Additional Compensation in Certain Circumstances.

4.6.1. Increased Costs or Reduced Return Resulting from Taxes, Reserves, Capital Adequacy Requirements, Expenses, Etc.

If any Law, guideline or interpretation enacted or adopted after the date of the Agreement or any change in any Law, guideline or interpretation or application thereof by any Official Body charged with the interpretation or administration thereof which change first becomes effective after the date hereof, or compliance with any request or directive (whether or not having the force of Law) of any central bank or other Official Body first made of promulgated after the date hereof:

     (i) subjects any Bank to any tax or changes the basis of taxation with respect to this Agreement, the Notes, the Loans or payments by the Borrower of principal, interest, Commitment Fees, or other amounts due from the Borrower hereunder or under the Notes (except for taxes on the overall net income of such Bank),

     (ii) imposes, modifies or deems applicable any reserve, special deposit or similar requirement against credits or commitments to extend credit extended by, or assets (funded or contingent) of, deposits with or for the account of, or other acquisitions of funds by, any Bank, (excluding increased costs which result from changes in the Euro-Rate Reserve Percentage (which changes shall result in a change in the Euro-Rate)) or

     (iii) imposes, modifies or deems applicable any capital adequacy or similar requirement (A) against assets (funded or contingent) of, or letters of credit, other credits or commitments to extend credit extended by, any Bank, or (B) otherwise applicable to the obligations of any Bank under this Agreement, and the result of any of the foregoing is to increase the cost to, reduce the income receivable by, or impose any expense (including loss of margin) upon any Bank with respect to this Agreement, the Notes or the making, maintenance or funding of any part of the Loans (or, in the case of any capital adequacy or similar requirement, to have the effect of reducing the rate of return on any Bank's capital relating to or resulting from the Loans or Facility Usage, taking into consideration such Bank's customary policies with respect to capital adequacy) by an amount which such Bank in its sole discretion deems to be material, such Bank shall from time to time notify the Borrower and the Agent of the amount determined in good faith (which determination shall be made using any averaging and attribution methods employed in good faith and shall, absent manifest or demonstrable error, be final and conclusive and binding upon all parties hereto)by such Bank to be necessary to compensate such Bank for such increase in cost, reduction of income, additional expense or reduced rate of return. Such notice shall set forth in reasonable detail the basis for such determination. Such amount shall be due and payable by the Borrower to such Bank ten (10) Business Days after such notice is given.

4.6.2.   Indemnity.

In addition to the compensation required by Section 4.6.1 [Increased Costs, Etc.], the Borrower shall indemnify each Bank against all liabilities, losses or expenses (including loss of margin, any loss or expense incurred in liquidating or employing deposits from third parties and any loss or expense incurred in connection with funds acquired by a Bank to fund or maintain Loans subject to a Euro-Rate Option) which such Bank sustains or incurs as a consequence of any

     (i) payment, prepayment, conversion or renewal of any Loan to which a Euro-Rate Option applies on a day other than the last day of the corresponding Interest Period (whether or not such payment or prepayment is mandatory, voluntary or automatic and whether or not such payment or prepayment is then due),

     (ii) attempt by the Borrower to revoke (expressly, by later inconsistent notices or otherwise) in whole or part any Loan Requests under Section 2.4 [Loan Requests] or Section 3.2 [Interest Periods] or notice relating to prepayments under Section 4.4 [Voluntary Prepayments], or

     (iii) default by the Borrower in the performance or observance of any covenant or condition contained in this Agreement or any other Loan Document, including any failure of the Borrower to pay when due (by acceleration or otherwise) any principal, interest, Commitment Fee or any other amount due hereunder.

If any Bank sustains or incurs any such loss or expense, it shall from time to time notify the Borrower of the amount determined in good faith by such Bank (which determination may include such assumptions, allocations of costs and expenses and averaging or attribution methods as such Bank shall deem reasonable) to be necessary to indemnify such Bank for such loss or expense. Such notice shall set forth in reasonable detail the basis for such determination. Such amount shall be due and payable by the Borrower to such Bank ten (10) Business Days after such notice is given.

4.7      Settlement Date Procedures.

In order to minimize the transfer of funds between the Banks and the Agent, the Borrower may borrow, repay and reborrow Swing Loans and PNC Bank may make Swing Loans as provided in Section 2.1.2 hereof during the period between Settlement Dates. Not later than noon, Pittsburgh time, on each Settlement Date, the Agent shall notify each Bank of its Ratable Share of the total of the Revolving Credit Loans and the Swing Loans (each a "Required Share"). Prior to 3:00 p.m., Pittsburgh time, on such Settlement Date, each Bank shall pay to the Agent the amount equal to the difference between its Required Share and its Revolving Credit Loans, and the Agent shall pay to each Bank its Ratable Share of all payments made by the Borrower to the Agent with respect to the Revolving Credit Loans. The Agent shall also effect settlement in accordance with the foregoing sentence on the proposed Borrowing Dates for Revolving Credit Loans and on [Mandatory Prepayment Dates] and may at its option effect settlement on any other Business Day. These settlement procedures are established solely as a matter of administrative convenience, and nothing contained in this Section shall relieve the Banks of their obligations to fund Revolving Credit Loans on dates other than a Settlement Date pursuant to Section 2.1.2. The Agent may at any time at its option for any reason whatsoever require each Bank to pay immediately to the Agent such Bank's Ratable Share of the outstanding Revolving Credit Loans and each Bank may at any time require the Agent to pay immediately to such Bank its Ratable Share of all payments made by the borrower to the Agent with respect to the Revolving Credit Loans.

                       5. REPRESENTATIONS AND WARRANTIES

5.1      Representations and Warranties.

The Loan Parties, jointly and severally, represent and warrant to the Agent and each of the Banks as follows:

5.1.1.   Organization and Qualification.

Each Loan Party and each Subsidiary of each Loan Party is a corporation, partnership or limited liability company duly organized, validly existing and in good standing under the laws of its jurisdiction of organization. Each Loan Party and each Subsidiary of each Loan Party has the lawful power to own or lease its properties and to engage in the business it presently conducts or proposes to conduct. Each Loan Party and each Subsidiary of each Loan Party is duly licensed or qualified and in good standing in each jurisdiction listed on
Schedule 5.1.1 and in all other jurisdictions where the property owned or leased by it or the nature of the business transacted by it or both makes such licensing or qualification necessary.

5.1.2.   Capitalization and Ownership.

The authorized capital stock of the Borrower on the Closing Date consists of 50,000,000 shares of common stock, of which 10,223,503 shares (referred to herein as the "Shares") are issued and outstanding and 500,000 preferred shares, none of which are outstanding. All of the Shares have been validly issued and are fully paid and nonassessable. There are no options, warrants or other rights outstanding to purchase any such Shares except under the Borrower's employee stock ownership programs as disclosed in the Borrower's 2000 annual report and proxy statement..

5.1.3.   Subsidiaries.

Schedule 5.1.3 states the name of each of the Borrower's Subsidiaries, its jurisdiction of incorporation, its authorized capital stock, the issued and outstanding shares (referred to herein as the "Subsidiary Shares") and the owners thereof if it is a corporation, its outstanding partnership interests (the "Partnership Interests") if it is a partnership and its outstanding limited liability company interests, interests assigned to managers thereof and the voting rights associated therewith (the "LLC Interests") if it is a limited liability company. The Borrower and each Subsidiary of the Borrower has good and marketable title to all of the Subsidiary Shares, Partnership Interests and LLC Interests it purports to own, free and clear in each case of any Lien. All Subsidiary Shares, Partnership Interests and LLC Interests have been validly issued, and all Subsidiary Shares are fully paid and nonassessable. All capital contributions and other consideration required to be made or paid in connection with the issuance of the Partnership Interests and LLC Interests have been made or paid, as the case may be. There are no options, warrants or other rights outstanding to purchase any such Subsidiary Shares, Partnership Interests or LLC Interests except as indicated on Schedule 5.1.3.

5.1.4.   Power and Authority.

Each Loan Party has full power to enter into, execute, deliver and carry out this Agreement and the other Loan Documents to which it is a party, to incur the Indebtedness contemplated by the Loan Documents and to perform its Obligations under the Loan Documents to which it is a party, and all such actions have been duly authorized by all necessary proceedings on its part.

5.1.5.   Validity and Binding Effect.

This Agreement has been duly and validly executed and delivered by each Loan Party, and each other Loan Document which any Loan Party is required to execute and deliver on or after the date hereof will have been duly executed and delivered by such Loan Party on the required date of delivery of such Loan
Document. This Agreement and each other Loan Document constitutes, or will constitute, legal, valid and binding obligations of each Loan Party which is or will be a party thereto on and after its date of delivery thereof, enforceable against such Loan Party in accordance with its terms, except to the extent that enforceability of any of such Loan Document may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforceability of creditors' rights generally or limiting the right of specific performance.

5.1.6.   No Conflict.

Neither the execution and delivery of this Agreement or the other Loan Documents by any Loan Party nor the consummation of the transactions herein or therein contemplated or compliance with the terms and provisions hereof or thereof by any of them will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of the certificate of incorporation, bylaws, certificate of limited partnership, partnership agreement, certificate of formation, limited liability company agreement or other organizational documents of any Loan Party or (ii) any Law or any material agreement or instrument or order, writ, judgment, injunction or decree to which any Loan Party or any of its Subsidiaries is a party or by which it or any of its Subsidiaries is bound or to which it is subject, or result in the creation or enforcement of any Lien, charge or encumbrance whatsoever upon any property (now or hereafter acquired) of any Loan Party or any of its Subsidiaries (other than Liens granted under the Loan Documents).

5.1.7.   Litigation.

There are no actions, suits, proceedings or investigations pending or, to the knowledge of any Loan Party, threatened against such Loan Party or any Subsidiary of such Loan Party at law or equity before any Official Body which individually or in the aggregate may result in any Material Adverse Change. None of the Loan Parties or any Subsidiaries of any Loan Party is in violation of any order, writ, injunction or any decree of any Official Body which may result in any Material Adverse Change.

5.1.8.   Title to Properties.

The real property owned or leased by each Loan Party and each Subsidiary of each Loan Party is described on Schedule 5.1.8. Each Loan Party and each Subsidiary of each Loan Party has good and marketable title to or valid leasehold interest in all properties, assets and other rights which it purports to own or lease or which are reflected as owned or leased on its books and records, free and clear of all Liens and encumbrances except Permitted Liens, and subject to the terms and conditions of the applicable leases. All leases of property are in full force and effect without the necessity for any consent which has not previously been obtained upon consummation of the transactions contemplated hereby.

5.1.9.   Financial Statements.

     (i) Historical Statements. The Borrower has delivered to the Agent copies of its audited consolidated year-end financial statements for and as of the end of the three (3) fiscal years ended September 30, 2000 (the "Annual Statements"). In addition, the Borrower has delivered to the Agent copies of its unaudited consolidated interim financial statements for the fiscal year to date and as of the end of the fiscal quarter ended March 31, 2001 (the "Interim Statements") (the Annual and Interim Statements being collectively referred to as the "Historical Statements"). The Historical Statements were compiled from the books and records maintained by the Borrower's management, are correct and complete and fairly represent the consolidated financial condition of the Borrower and its Subsidiaries as of their dates and the results of operations for the fiscal periods then ended and have been prepared in accordance with GAAP consistently applied, subject (in the case of the Interim Statements) to normal year-end audit adjustments.

     (ii) Financial Projections. The Borrower has delivered to the Agent financial projections of the Borrower and its Subsidiaries for the period from September 30, 2001 through September 30, 2004 derived from various assumptions of the Borrower's management (the "Financial Projections"). The Financial Projections represent a reasonable range of possible results in light of the history of the business, present and foreseeable conditions and the intentions of the Borrower's management. The Financial Projections accurately reflect the liabilities of the Borrower and its Subsidiaries upon consummation of the transactions contemplated hereby as of the Closing Date.

     (iii) Accuracy of Financial Statements. Neither the Borrower nor any Subsidiary of the Borrower has any material liabilities, contingent or otherwise, or forward or long-term commitments that are not disclosed in the Historical Statements or in the notes thereto, and except as disclosed therein there are no unrealized or anticipated losses from any commitments of the Borrower or any Subsidiary of the Borrower which may cause a Material Adverse Change. Since September 30, 2000, no Material Adverse Change has occurred.

5.1.10.  Use of Proceeds; Margin Stock; Section 20 Subsidiaries.

     5.1.10.1 General.

     The Loan Parties intend to use the proceeds of the Loans in accordance with Sections 2.10 and 7.1.10.

     5.1.10.2 Margin Stock.

     None of the Loan Parties or any Subsidiaries of any Loan Party engages or intends to engage principally, or as one of its important activities, in the business of extending credit for the purpose, immediately, incidentally or ultimately, of purchasing or carrying margin stock (within the meaning of Regulation U). No part of the proceeds of any Loan has been or will be used, immediately, incidentally or ultimately, to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock or to refund Indebtedness originally incurred for such purpose, or for any purpose which entails a violation of or which is inconsistent with the provisions of the regulations of the Board of Governors of the Federal Reserve System. None of the Loan Parties or any Subsidiary of any Loan Party holds or intends to hold margin stock in such amounts that more than 25% of the reasonable value of the assets of any Loan Party or Subsidiary of any Loan Party are or will be represented by margin stock.

     5.1.10.3 Section 20 Subsidiaries.

     The Loan Parties do not intend to use and shall not use any portion of the proceeds of the Loans, directly or indirectly, to purchase during the underwriting period, or for thirty (30) days thereafter, Ineligible Securities being underwritten by a Section 20 Subsidiary.

     5.1.11. Full Disclosure.

     Neither this Agreement nor any other Loan Document, nor any certificate, statement, agreement or other documents furnished to the Agent or any Bank in connection herewith or therewith, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein, in light of the circumstances under which they were made, not misleading. There is no fact known to any Loan Party which materially adversely affects the business, property, assets, financial condition, results of operations or prospects of any Loan Party or Subsidiary of any Loan Party which has not been set forth in this Agreement or in the certificates, statements, agreements or other documents furnished in writing to the Agent and the Banks prior to or at the date hereof in connection with the transactions contemplated hereby.

     5.1.12. Taxes.

     All federal, state, local and other tax returns required to have been filed with respect to each Loan Party and each Subsidiary of each Loan Party have been filed, and payment or adequate provision has been made for the payment of all taxes, fees, assessments and other governmental charges which have or may become due pursuant to said returns or to assessments received, except to the extent that such taxes, fees, assessments and other charges are being contested in good faith by appropriate proceedings diligently conducted and for which such reserves or other appropriate provisions, if any, as shall be required by GAAP shall have been made. There are no agreements or waivers extending the statutory period of limitations applicable to any federal income tax return of any Loan Party or Subsidiary of any Loan Party for any period.

     5.1.13. Consents and Approvals.

     No consent, approval, exemption, order or authorization of, or a registration or filing with, any Official Body or any other Person is required by any Law or any agreement in connection with the execution, delivery and carrying out of this Agreement and the other Loan Documents by any Loan Party, except as listed on Schedule 5.1.13, all of which shall have been obtained or made on or prior to the Closing Date except as otherwise indicated on Schedule 5.1.13.

     5.1.14. No Event of Default; Compliance with Instruments; No Default Under Senior Notes.

          5.1.14.1 No Event of Default; Compliance with Instruments.

          No event has occurred and is continuing and no condition exists or will exist after giving effect to the borrowings or other extensions of credit to be made on the Closing Date under or pursuant to the Loan Documents which constitutes an Event of Default or Potential Default. None of the Loan Parties or any Subsidiaries of any Loan Party is in violation of (i) any term of its certificate of incorporation, bylaws, certificate of limited partnership, partnership agreement, certificate of formation, limited liability company agreement or other organizational documents or (ii) any material agreement or instrument to which it is a party or by which it or any of its properties may be subject or bound where such violation would constitute a Material Adverse Change.

          5.1.14.2 No Default Under Senior Notes.

          The Waiver and Fourth Amendment has been executed and delivered by the holders of the Senior Notes and is in full force and effect, and after giving effect thereto, there exist no defaults or events of default under the Note Purchase Agreement, the Senior Notes or the other documentation relating thereto, and the execution and delivery of this Agreement does not conflict with the terms thereof.

     5.1.15. Patents, Trademarks, Copyrights, Licenses, Etc.

     Each Loan Party and each Subsidiary of each Loan Party owns or possesses all the material patents, trademarks, service marks, trade names, copyrights, licenses, registrations, franchises, permits and rights necessary to own and operate its properties and to carry on its business as presently conducted and planned to be conducted by such Loan Party or Subsidiary, without known possible, alleged or actual conflict with the rights of others.

     5.1.16. Insurance.

     Schedule 5.1.16 lists all insurance policies and other bonds to which any Loan Party or Subsidiary of any Loan Party is a party, all of which are valid and in full force and effect. No notice has been given or claim made and no grounds exist to cancel or avoid any of such policies or bonds or to reduce the coverage provided thereby. Such policies and bonds provide adequate coverage from reputable and financially sound insurers in amounts sufficient to insure the assets and risks of each Loan Party and each Subsidiary of each Loan Party in accordance with prudent business practice in the industry of the Loan Parties and their Subsidiaries.

     5.1.17. Compliance with Laws.

     The Loan Parties and their Subsidiaries are in compliance in all material respects with all applicable Laws (other than Environmental Laws which are specifically addressed in Section 5.1.22 [Environmental Matters]) in all jurisdictions in which any Loan Party or Subsidiary of any Loan Party is presently or will be doing business except where the failure to do so would not constitute a Material Adverse Change.

     5.1.18. Material Contracts; Burdensome Restrictions.

     Schedule 5.1.18 lists all material contracts relating to the business operations of each Loan Party and each Subsidiary of any Loan Party, including all employee benefit plans and Labor Contracts. All such material contracts are valid, binding and enforceable upon such Loan Party or Subsidiary and each of the other parties thereto in accordance with their respective terms, and there is no default thereunder, to the Loan Parties' knowledge, with respect to parties other than such Loan Party or Subsidiary. None of the Loan Parties or their Subsidiaries is bound by any contractual obligation, or subject to any restriction in any organization document, or any requirement of Law which could result in a Material Adverse Change.

     5.1.19. Investment Companies; Regulated Entities.

     None of the Loan Parties or any Subsidiaries of any Loan Party is an "investment company" registered or required to be registered under the Investment Company Act of 1940 or under the "control" of an "investment company" as such terms are defined in the Investment Company Act of 1940 and shall not become such an "investment company" or under such "control." None of the Loan Parties or any Subsidiaries of any Loan Party is subject to any other Federal or state statute or regulation limiting its ability to incur Indebtedness for borrowed money.

     5.1.20. Plans and Benefit Arrangements.

     Except as set forth on Schedule 5.1.20:

          (i) The Borrower and each other member of the ERISA Group are in compliance in all material respects with any applicable provisions of ERISA with respect to all Benefit Arrangements, Plans and Multiemployer Plans. There has been no Prohibited Transaction with respect to any Benefit Arrangement or any Plan or, to the best knowledge of the Borrower, with respect to any Multiemployer Plan or Multiple Employer Plan, which could result in any material liability of the Borrower or any other member of the ERISA Group. The Borrower and all other members of the ERISA Group have made when due any and all payments required to be made under any agreement relating to a Multiemployer Plan or a Multiple Employer Plan or any Law pertaining thereto. With respect to each Plan and Multiemployer Plan, the Borrower and each other member of the ERISA Group (i) have fulfilled in all material respects their obligations under the minimum funding standards of ERISA, (ii) have not incurred any liability to the PBGC, and (iii) have not had asserted against them any penalty for failure to fulfill the minimum funding requirements of ERISA.

          (ii) To the best of the Borrower's knowledge, each Multiemployer Plan and Multiple Employer Plan is able to pay benefits thereunder when due.

          (iii) Neither the Borrower nor any other member of the ERISA Group has instituted or intends to institute proceedings to terminate any Plan.

          (iv) No event requiring notice to the PBGC under Section 302(f)(4)(A) of ERISA has occurred or is reasonably expected to occur with respect to any Plan, and no amendment with respect to which security is required under Section 307 of ERISA has been made or is reasonably expected to be made to any Plan.

          (v) The aggregate actuarial present value of all benefit liabilities (whether or not vested) under each Plan, determined on a plan termination basis, as disclosed in, and as of the date of, the most recent actuarial report for such Plan, does not exceed the aggregate fair market value of the assets of such Plan.

          (vi) Neither the Borrower nor any other member of the ERISA Group has incurred or reasonably expects to incur any material withdrawal liability under ERISA to any Multiemployer Plan or Multiple Employer Plan. Neither the Borrower nor any other member of the ERISA Group has been notified by any Multiemployer Plan or Multiple Employer Plan that such Multiemployer Plan or Multiple Employer Plan has been terminated within the meaning of Title IV of ERISA and, to the best knowledge of the Borrower, no Multiemployer Plan or Multiple Employer Plan is reasonably expected to be reorganized or terminated, within the meaning of Title IV of ERISA.

          (vii) To the extent that any Benefit Arrangement is insured, the Borrower and all other members of the ERISA Group have paid when due all premiums required to be paid for all periods through the Closing Date. To the extent that any Benefit Arrangement is funded other than with insurance, the Borrower and all other members of the ERISA Group have made when due all contributions required to be paid for all periods through the Closing Date.

          (viii) All Plans, Benefit Arrangements and Multiemployer Plans have been administered in accordance with their terms and applicable Law.

     5.1.21. Employment Matters.

     Each of the Loan Parties and each of their Subsidiaries is in compliance with the Labor Contracts and all applicable federal, state and local labor and employment Laws including those related to equal employment opportunity and affirmative action, labor relations, minimum wage, overtime, child labor, medical insurance continuation, worker adjustment and relocation notices, immigration controls and worker and unemployment compensation, where the failure to comply would constitute a Material Adverse Change.
     There are no outstanding grievances, arbitration awards or appeals therefrom arising out of the Labor Contracts or current or threatened strikes, picketing, handbilling or other work stoppages or slowdowns at facilities of any of the Loan Parties or any of their Subsidiaries which in any case would constitute a Material Adverse Change. The Borrower has delivered to the Agent true and correct copies of each of the Labor Contracts.

     5.1.22. Environmental Matters.

     Except as disclosed on Schedule 5.1.22:

          (i) None of the Loan Parties has received any Environmental Complaint, whether directed or issued to any Loan Party or relating or pertaining to any prior owner, operator or occupant of the Property, and has no reason to believe that it might receive an Environmental Complaint.

          (ii) No activity of any Loan Party at the Property is being or has been conducted in violation of any Environmental Law or Required Environmental Permit and to the knowledge of any Loan Party no activity of any prior owner, operator or occupant of the Property was conducted in violation of any Environmental Law.

          (iii) There are no Regulated Substances present on, in, under, or emanating from, or to any Loan Party's knowledge emanating to, the Property or any portion thereof which result in Contamination.

          (iv) Each Loan Party has all Required Environmental Permits and all such Required Environmental Permits are in full force and effect.

          (v) Each Loan Party has submitted to an Official Body and/or maintains, as appropriate, all Required Environmental Notices.

          (vi) No structures, improvements, equipment, fixtures, impoundments, pits, lagoons or aboveground or underground storage tanks located on the Property contain or use, except in compliance with Environmental Laws and Required Environmental Permits, Regulated Substances or otherwise are operated or maintained except in compliance with Environmental Laws and Required Environmental Permits. To the knowledge of each Loan Party, no structures, improvements, equipment, fixtures, impoundments, pits, lagoons or aboveground or underground storage tanks of prior owners, operators or occupants of the Property contained or used, except in compliance with Environmental Laws, Regulated Substances or otherwise were operated or maintained by any such prior owner, operator or occupant except in compliance with Environmental Laws.

          (vii) To the knowledge of each Loan Party, no facility or site to which any Loan Party, either directly or indirectly by a third party, has sent Regulated Substances for storage, treatment, disposal or other management has been or is being operated in violation of Environmental Laws or pursuant to Environmental Laws is identified or proposed to be identified on any list of contaminated properties or other properties which pursuant to Environmental Laws are the subject of an investigation, cleanup, removal, remediation or other response action by an Official Body.

          (viii) No portion of the Property is identified or to the knowledge of any Loan Party proposed to be identified on any list of contaminated properties or other properties which pursuant to Environmental Laws are the subject of an investigation or remediation action by an Official Body, nor to the knowledge of any Loan Party is any property adjoining or in the proximity of the Property identified or proposed to be identified on any such list.

          (ix) No portion of the Property constitutes an Environmentally Sensitive Area.

          (x) No lien or other encumbrance authorized by Environmental Laws exists against the Property and none of the Loan Parties has any reason to believe that such a lien or encumbrance may be imposed.

     5.1.23. Senior Debt Status.

     The Obligations of each Loan Party under this Agreement, the Notes, the Guaranty Agreement and each of the other Loan Documents to which it is a party do rank and will rank at least pari passu in priority of payment with all other Indebtedness of such Loan Party including the Senior Notes. There is no Lien upon or with respect to any of the properties or income of any Loan Party or Subsidiary of any Loan Party which secures indebtedness or other obligations of any Person except for Permitted Liens.

5.2      Updates to Schedules.

Should any of the information or disclosures provided on any of the Schedules attached hereto become outdated or incorrect in any material respect, the Borrower shall promptly provide the Agent in writing with such revisions or updates to such Schedule as may be necessary or appropriate to update or correct same; provided, however, that no Schedule shall be deemed to have been amended, modified or superseded by any such correction or update, nor shall any breach of warranty or representation resulting from the inaccuracy or incompleteness of any such Schedule be deemed to have been cured thereby, unless and until the Required Banks, in their sole and absolute discretion, shall have accepted in writing such revisions or updates to such Schedule.

           6. CONDITIONS OF LENDING AND ISSUANCE OF LETTERS OF CREDIT

The obligation of each Bank to make Loans and of the Agent to issue Letters of Credit hereunder is subject to the performance by each of the Loan Parties of its Obligations to be performed hereunder at or prior to the making of any such Loans or issuance of such Letters of Credit and to the satisfaction of the following further conditions:

6.1      First Loans and Letters of Credit.

On the Closing Date:

     6.1.1. Officer's Certificate.

     The representations and warranties of each of the Loan Parties contained in
     Section 5.1 and in each of the other Loan Documents shall be true and accurate on and as of the Closing Date with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein), and each of the Loan Parties shall have performed and complied with all covenants and conditions hereof and thereof, no Event of Default or Potential Default shall have occurred and be continuing or shall exist; and there shall be delivered to the Agent for the benefit of each Bank a certificate of each of the Loan Parties, dated the Closing Date and signed by the Chief Executive Officer, President, Chief Financial Officer, or Treasurer of each of the Loan Parties, to each such effect.

     6.1.2. Secretary's Certificate.

     There shall be delivered to the Agent for the benefit of each Bank a certificate dated the Closing Date and signed by the Secretary or an Assistant Secretary of each of the Loan Parties, certifying as appropriate as to:

          (i) all action taken by each Loan Party to approve of this Agreement and the other Loan Documents;

          (ii) the names of the officer or officers authorized to sign this Agreement and the other Loan Documents and the true signatures of such officer or officers and specifying the Authorized Officers permitted to act on behalf of each Loan Party for purposes of this Agreement and the true signatures of such officers, on which the Agent and each Bank may conclusively rely; and

          (iii) copies of its organizational documents, including its certificate of incorporation, bylaws, certificate of limited partnership, partnership agreement, certificate of formation, and limited liability company agreement as in effect on the Closing Date certified by the appropriate state official where such documents are filed in a state office together with certificates from the appropriate state officials as to the continued existence and good standing of each Loan Party in each state where organized or qualified to do business and a bring-down certificate by facsimile dated the Closing Date.

     6.1.3. Delivery of Loan Documents.

     The Guaranty Agreement, Notes, and Intercompany Subordination Agreement shall have been duly executed and delivered to the Agent for the benefit of the Banks.

     6.1.4. Opinion of Counsel.

     There shall be delivered to the Agent for the benefit of each Bank a written opinion of Greenebaum Doll & McDonald PLLC, outside counsel to the Loan Parties (enforceability and authorization (limited to a review of resolutions - may assume due adoption of resolutions)) and John M. Baumann, Jr. Esquire, in house counsel to the Loan Parties (all other matters set forth below) (who may rely on the opinions of such other counsel as may be acceptable to the Agent), dated the Closing Date and in form and substance satisfactory to the Agent and its counsel:

          (i) as to the matters set forth in Exhibit 6.1.4; and

          (ii)  as  to  such  other   matters   incident  to  the   transactions
          contemplated herein as the Agent may reasonably request.

     6.1.5. Payoff of Existing Loan Agreement.

     The Borrower shall repay all loans and other amounts outstanding under the Second Amended And Restated Loan Agreement dated December 31, 1998 (the "Existing Agreement"), among the Borrower as the borrower thereunder and the other parties thereto. Each of the parties to this agreement agrees that upon payment of the outstanding loans and other amounts, the Existing Agreement shall be terminated and of no further force and effect.

     6.1.6. Legal Details.

     All legal details and proceedings in connection with the transactions contemplated by this Agreement and the other Loan Documents shall be in form and substance satisfactory to the Agent and counsel for the Agent, and the Agent shall have received all such other counterpart originals or certified or other copies of such documents and proceedings in connection with such transactions, in form and substance satisfactory to the Agent and said counsel, as the Agent or said counsel may reasonably request.

     6.1.7. Payment of Fees.

     The Borrower shall have paid or caused to be paid to the Agent for itself and for the account of the Banks to the extent not previously paid all other fees accrued through the Closing Date and the costs and expenses for which the Agent and the Banks are entitled to be reimbursed.

     6.1.8. Consents.

     All material consents required to effectuate the transactions contemplated hereby as set forth on Schedule 5.1.13 shall have been obtained.

     6.1.9. Officer's Certificate Regarding MACs.

     Since September 30, 2000 no Material Adverse Change shall have occurred; prior to the Closing Date, there shall have been no material change in the management of any Loan Party or Subsidiary of any Loan Party; and there shall have been delivered to the Agent for the benefit of each Bank a certificate dated the Closing Date and signed by the Chief Executive Officer, President, Chief Financial Officer or Treasurer of each Loan Party to each such effect.

     6.1.10. Compliance With Note Purchase Agreement.

     The Loan Parties and the holders of the Senior Notes shall have executed and delivered the Waiver and Fourth Amendment waiving prior defaults and amending the Note Purchase Agreement and shall have provided other satisfactory evidence that the Loan Parties are in compliance with the Note Purchase Agreement and the other documents related thereto.

     6.1.11. No Violation of Laws.

     The making of the Loans and the issuance of the Letters of Credit shall not contravene any Law applicable to any Loan Party or any of the Banks.

     6.1.12. No Actions or Proceedings.

     No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain or prohibit, or to obtain damages in respect of, this Agreement, the other Loan Documents or the consummation of the transactions contemplated hereby or thereby or which, in the Agent's sole discretion, would make it inadvisable to consummate the transactions contemplated by this Agreement or any of the other Loan Documents.

     6.1.13. Insurance Policies; Certificates of Insurance; Endorsements.

     The Loan Parties shall have delivered evidence acceptable to the Agent that adequate insurance in compliance with Section 7.1.3 [Maintenance of Insurance] is in full force and effect and that all premiums then due thereon have been paid, together with a certified copy of each Loan Party's casualty insurance policy or policies evidencing coverage satisfactory to the Agent.

     6.1.14. Lien Search.

     The Agent shall have received satisfactory results of a Lien search acceptable to the Agent.

     6.1.15. Administrative Questionnaire.

     Each of the Banks and the Borrower shall have completed and delivered to the Agent the Agent's form of administrative questionnaire.

     6.1.16. Intercreditor Agreement - - Authorization to Execute and Deliver.

     The holders of the Senior Notes and the Agent shall have executed the Intercreditor Agreement. The Banks hereby authorize the Agent to execute the Intercreditor Agreement in substantially the form attached hereto as
     Exhibit 1.1(I)(2), with such modifications as the Agent deems appropriate, and acknowledge that the Banks and the Agent shall be bound thereby upon such execution and the execution of the other parties thereto.

6.2      Each Additional Loan or Letter of Credit.

At the time of making any Loans or issuing any Letters of Credit other than Loans made or Letters of Credit issued on the Closing Date and after giving effect to the proposed extensions of credit: the representations and warranties of the Loan Parties contained in Section 5.1 and in the other Loan Documents shall be true on and as of the date of such additional Loan or Letter of Credit with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which expressly relate solely to an earlier date or time, which representations and warranties shall be true and correct on and as of the specific dates or times referred to therein) and the Loan Parties shall have performed and complied with all covenants and conditions hereof; no Event of Default or Potential Default shall have occurred and be continuing or shall exist; the making of the Loans or issuance of such Letter of Credit shall not contravene any Law applicable to any Loan Party or Subsidiary of any Loan Party or any of the Banks; and the Borrower shall have delivered to the Agent a duly executed and completed Loan Request or application for a Letter of Credit as the case may be.

                                  7. COVENANTS

7.1      Affirmative Covenants.

The Loan Parties, jointly and severally, covenant and agree that until payment in full of the Loans, Reimbursement Obligations and Letter of Credit Borrowings, and interest thereon, expiration or termination of all Letters of Credit, satisfaction of all of the Loan Parties' other Obligations under the Loan Documents and termination of the Commitments, the Loan Parties shall comply at all times with the following affirmative covenants:

     7.1.1. Preservation of Existence, Etc.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, maintain its legal existence as a corporation, limited partnership or limited liability company and its license or qualification and good standing in each jurisdiction in which its ownership or lease of property or the nature of its business makes such license or qualification necessary, except as otherwise expressly permitted in Section 7.2.6 [Liquidations, Mergers, Etc.].

     7.1.2. Payment of Liabilities, Including Taxes, Etc.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, duly pay and discharge all liabilities to which it is subject or which are asserted against it, promptly as and when the same shall become due and payable, including all taxes, assessments and governmental charges upon it or any of its properties, assets, income or profits, prior to the date on which penalties attach thereto, except to the extent that such liabilities, including taxes, assessments or charges, are being contested in good faith and by appropriate and lawful proceedings diligently conducted and for which such reserve or other appropriate provisions, if any, as shall be required by GAAP shall have been made, but only to the extent that failure to discharge any such liabilities would not result in any additional liability which would adversely affect to a material extent the financial condition of any Loan Party or Subsidiary of any Loan Party, provided that the Loan Parties and their Subsidiaries will pay all such liabilities forthwith upon the commencement of proceedings to foreclose any Lien which may have attached as security therefor.

     7.1.3. Maintenance of Insurance.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, insure its properties and assets against loss or damage by fire and such other insurable hazards as such assets are commonly insured (including fire, extended coverage, property damage, workers' compensation, public liability and business interruption insurance) and against other risks (including errors and omissions) in such amounts as similar properties and assets are insured by prudent companies in similar circumstances carrying on similar businesses, and with reputable and financially sound insurers, including self-insurance to the extent customary, all as reasonably determined by the Agent.

     7.1.4. Maintenance of Properties and Leases.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, maintain in good repair, working order and condition (ordinary wear and tear excepted) in accordance with the general practice of other businesses of similar character and size, all of those properties useful or necessary to its business, and from time to time, such Loan Party will make or cause to be made all appropriate repairs, renewals or replacements thereof.

     7.1.5. Maintenance of Patents, Trademarks, Etc.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, maintain in full force and effect all patents, trademarks, service marks, trade names, copyrights, licenses, franchises, permits and other authorizations necessary for the ownership and operation of its properties and business if the failure so to maintain the same would constitute a Material Adverse Change.

     7.1.6. Visitation Rights.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, permit any of the officers or authorized employees or representatives of the Agent or any of the Banks to visit and inspect any of its properties and to examine and make excerpts from its books and records and discuss its business affairs, finances and accounts with its officers, all in such detail and at such times and as often as any of the Banks may reasonably request, provided that each Bank shall provide the Borrower and the Agent with reasonable notice prior to any visit or inspection. In the event any Bank desires to conduct an audit of any Loan Party, such Bank shall make a reasonable effort to conduct such audit contemporaneously with any audit to be performed by the Agent.

     7.1.7. Keeping of Records and Books of Account.

     The Borrower shall, and shall cause each Subsidiary of the Borrower to, maintain and keep proper books of record and account which enable the Borrower and its Subsidiaries to issue financial statements in accordance with GAAP and as otherwise required by applicable Laws of any Official Body having jurisdiction over the Borrower or any Subsidiary of the Borrower, and in which full, true and correct entries shall be made in all material respects of all its dealings and business and financial affairs.

     7.1.8. Plans and Benefit Arrangements.

     The Borrower shall, and shall cause each other member of the ERISA Group to, comply with ERISA, the Internal Revenue Code and other applicable Laws applicable to Plans and Benefit Arrangements except where such failure, alone or in conjunction with any other failure, would not result in a Material Adverse Change. Without limiting the generality of the foregoing, the Borrower shall cause all of its Plans and all Plans maintained by any member of the ERISA Group to be funded in accordance with the minimum funding requirements of ERISA and shall make, and cause each member of the ERISA Group to make, in a timely manner, all contributions due to Plans, Benefit Arrangements and Multiemployer Plans.

     7.1.9. Compliance with Laws.

     Each Loan Party shall, and shall cause each of its Subsidiaries to, comply with all applicable Laws, including all Environmental Laws, in all respects,  provided  that it shall not be deemed to be a violation  of this
     Section  7.1.9 if any  failure  to comply  with any Law would not result in fines, penalties, remediation costs, other similar liabilities or injunctive relief which in the aggregate would constitute a Material Adverse Change.

     7.1.10. Use of Proceeds.

     The Loan Parties will use the Letters of Credit and the proceeds of the Loans only for (i) general corporate purposes and for working capital, (ii) to finance Permitted Acquisitions, or (iii) at their option to repay Indebtedness under the Senior Notes. The Loan Parties shall not use the Letters of Credit or the proceeds of the Loans for any purposes which contravenes any applicable Law or any provision hereof.

     7.1.11. Subordination of Intercompany Loans.

     Each Loan Party shall cause any intercompany Indebtedness, loans or advances owed by any Loan Party to any other Loan Party to be subordinated pursuant to the terms of the Intercompany Subordination Agreement.

     7.1.12. Interest Rate Protection.

     Within ninety (90) calendar days after the Closing Date, the Borrower shall have entered into an interest rate protection agreement with a Bank for a period of at least two (2) years (i) in an amount equal to at least $30,000,000, and (ii) with such other terms and conditions as shall be acceptable to the Agent (the "Interest Rate Protection Agreement"). Documentation for the Interest Rate Protection Agreement shall be in a standard International Swap Dealer Association Agreement, shall provide for the method of calculating the reimbursable amount of the provider's credit exposure in a reasonable and customary manner, shall be reasonably satisfactory to the Agent and shall not require that any collateral be provided as security for such agreement.

     7.1.13. Subsequent Note Purchase Agreement Terms.

     Upon the execution of any amendment, modification, renewal or replacement of the Note Purchase Agreement that would make any of the covenants or defaults thereunder (or definitions related thereto) more onerous to the Loan Parties than those in effect on August 24, 2001 (the "More Restrictive Provisions"), the corresponding covenants or defaults of this Agreement shall be and shall be deemed to be automatically and immediately amended to conform with the More Restrictive Provisions; provided, however, that the foregoing shall not be applicable to or be deemed to affect any provision of this Agreement if any such amendment, modification, renewal or replacement of the Note Purchase Agreement is less restrictive to the Loan Parties. The Loan Parties hereby agree promptly to execute and deliver any and all such documents and instruments and to take all such further actions as the Agent may, in its discretion, deem necessary or appropriate to effectuate the provisions of this Section 7.1.13.

7.2      Negative Covenants.

The Loan Parties, jointly and severally, covenant and agree that until payment in full of the Loans, Reimbursement Obligations and Letter of Credit Borrowings and interest thereon, expiration or termination of all Letters of Credit, satisfaction of all of the Loan Parties' other Obligations hereunder and termination of the Commitments, the Loan Parties shall comply with the following negative covenants:

     7.2.1. Indebtedness.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time create, incur, assume or suffer to exist any Indebtedness, except:

          (i) Indebtedness under the Loan Documents;

          (ii) Existing Indebtedness as set forth on Schedule 7.2.1 (including any extensions or renewals thereof, provided there is no increase in the amount thereof or other significant change in the terms thereof unless otherwise specified on Schedule 7.2.1;

          (iii) Capitalized and operating leases as and to the extent permitted under Section 7.2.15 [Capital Expenditures and Leases];

          (iv) Indebtedness secured by Purchase Money Security Interests incurred in connection with the acquisition of capital assets and other unsecured Indebtedness not exceeding $10,000,000 in the aggregate; and

          (v) Indebtedness arising with respect to any Interest Rate Protection Agreement entered into pursuant to Section 7.1.12;

          (vi) Indebtedness associated with a Permitted Securitization;

          (vii) Indebtedness of a Loan Party to another Loan Party which is subordinated in accordance with the provisions of Section 7.1.11 [Subordination of Intercompany Loans].

     7.2.2. Liens.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time create, incur, assume or suffer to exist any Lien on any of its property or assets, tangible or intangible, now owned or hereafter acquired, or agree or become liable to do so, except Permitted Liens.

     7.2.3. Guaranties.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time, directly or indirectly, become or be liable in respect of any Guaranty, or assume, guarantee, become surety for, endorse or otherwise agree, become or remain directly or contingently liable upon or with respect to any obligation or liability of any other Person, except for Guaranties of Indebtedness of the Loan Parties permitted hereunder.

     7.2.4. Loans and Investments.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time make or suffer to remain outstanding any loan or advance to, or purchase, acquire or own any stock, bonds, notes or securities of, or any partnership interest (whether general or limited) or limited liability company interest in, or any other investment or interest in, or make any capital contribution to, any other Person, or agree, become or remain liable to do any of the foregoing, except:

          (i) trade credit extended on usual and customary terms in the ordinary course of business;

          (ii) advances to employees to meet expenses incurred by such employees in the ordinary course of business;

          (iii) Permitted Investments;

          (iv) any Interest Rate Protection  Agreement  entered into pursuant to
          Section 7.1.12;

          (v) loans, advances and investments in other Loan Parties; and

          (vi) existing capital contributions or loans to Mi-Tech Steel, Inc. and guaranties of payment on promissory notes issued by Mi-Tech Steel, Inc. set forth on Schedule 7.2.4(vi).

          (vii) so long as no Event of Default or Potential Default has occurred and is continuing or would result therefrom, the Borrower during the term of this Agreement may contribute capital and/or make loans to Mi-Tech Steel, Inc., provided that the aggregate amount of capital contributions and loans to Mi-Tech Steel, Inc. (including those listed on Schedule 7.2.4(vi)) shall not to exceed Fifteen Million Dollars ($15,000,000) and may extend, renew and/or reissue from time to time any guaranties of payment of the unpaid principal of and/or unpaid interest on promissory notes issued by Mi-Tech Steel, Inc. provided that the aggregate amount of guaranties (including guaranties listed on Schedule 7.2.4(vi)) shall not exceed Ten Million Dollars ($10,000,000);

          (viii) existing capital contributions or loans to, and guaranties of payment on debt of, or other investments in, the Joint Ventures and Steel Technologies De Mexico S.A. De C.V. set forth on Schedule 7.2.4(viii).

     7.2.5. Dividends and Related Distributions.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, make or pay, or agree to become or remain liable to make or pay, any dividend or other distribution of any nature (whether in cash, property, securities or otherwise) on account of or in respect of its shares of capital stock, partnership interests or limited liability company interests on account of the purchase, redemption, retirement or acquisition of its shares of capital stock (or warrants, options or rights therefor), partnership interests or limited liability company interests, except dividends or other distributions payable to another Loan Party and for dividends paid by the Borrower to its shareholders or repurchases by the Borrower of the stock of the Borrower, provided that no Potential Default or Event of Default exists on the date of such dividend or repurchase would be created as a result of such dividend or repurchase.

     7.2.6. Liquidations, Mergers, Consolidations, Acquisitions.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, dissolve, liquidate or wind-up its affairs, or become a party to any merger or consolidation, or acquire by purchase, lease or otherwise all or substantially all of the assets or capital stock of any other Person, provided that

     (1) any Loan Party other than the Borrower may consolidate or merge into another Loan Party which is wholly-owned by one or more of the other Loan Parties, and

     (2) any Loan Party may acquire, whether by purchase or by merger, (A) all of the ownership interests of another Person or (B) substantially all of assets of another Person or of a business or division of another Person (each an "Permitted Acquisition"), provided that each of the following requirements is met:

          (i) no Event of Default or Potential Event of Default has occurred and is continuing or would result from such Permitted Acquisition;

          (ii) the board of directors or other equivalent governing body of such Person shall have approved such Permitted Acquisition and, if the Loan Parties shall use any portion of the Loans to fund such Permitted Acquisition, the Loan Parties also shall have delivered to the Banks written evidence of the approval of the board of directors (or equivalent body) of such Person for such Permitted Acquisition (i.e., it is a "friendly" acquisition),

          (iii) the Borrower shall deliver to the Agent on or before ten (10) Business Days prior to the proposed Permitted Acquisition the Proforma Acquisition Information and Acquisition Compliance Certificate in the form of Exhibit 7.2.6 hereto, evidencing that after giving effect to such Permitted Acquisition: (1) none of the financial covenants contained in Sections 7.2.16, 7.2.17 or 7.2.18 or otherwise in this Agreement will be violated and (2) the sum of cash of the Loan Parties plus "Available Borrowings" equals or exceeds $15,000,000. The word "Proforma" shall be deemed to precede the references to "Leverage
          Ratio" and "Interest and Rental Coverage Ratio" in such financial covenants on and after the date of such Permitted Acquisition; "Available Borrowings shall mean the lesser of (i) the amount which the Loan Parties may borrow without violating their Maximum Leverage Ratio covenant in Section 7.2.17 or any other covenant, and (ii) the difference between the Revolving Credit Commitments and the Facility Usage ,

          (iv) if the Loan Parties are acquiring the ownership interests in such Person, such Person shall execute a Guarantor Joinder and join this Agreement as a Guarantor pursuant to Section 10.17 [Joinder of Guarantors] on or before the date of such Permitted Acquisition;

          (v) the business acquired, or the business conducted by the Person whose ownership interests are being acquired, as applicable, shall be substantially the same as one or more line or lines of business conducted by the Loan Parties and shall comply with Section 7.2.10 [Continuation of or Change in Business];

          (vi) the Loan Parties shall deliver to the Agent at least five (5) Business Days before such Permitted Acquisition copies of any agreements entered into or proposed to be entered into by such Loan Parties in connection with such Permitted Acquisition and shall deliver to the Agent such other information about such Person or its assets as any Loan Party may reasonably require;

          (vii) the Agent shall have confirmed by written notice to the Borrower on or before three (3) Business Days prior to the closing of the Permitted Acquisition that the Agent is satisfied with the deliveries listed above.

     Anything contained in the foregoing provisions of this Section 7.2.6 notwithstanding, the prior written consent of the Required Banks shall be required as to any acquisition (i) that would not be a Permitted
     Acquisition but for the Permitted Synergies, or (ii) for which the financial statements of the Target Person are not available or are not audited.

     For purposes of this Section, the following terms have the following meanings:

          Target Person means a Person engaged in the same line of business as Borrower, the assets or stock of which a Loan Party desires to acquire pursuant to a Permitted Acquisition.

          Proforma Acquisition Information means the actual financial statements for the Target Person solely (a) audited in accordance with GAAP for the most recent fiscal year then ended, and (b) unaudited but in accordance with GAAP for the Proforma Calculation Period, together with proforma consolidated financial statements of Borrower and the Target Person for the Proforma Calculation Period, which shall include the effect of any Indebtedness to be incurred or acquired by Borrower in conjunction with the Permitted Acquisition as well as the results of the operations of the Target Person, assuming the Target Person had been made a consolidated Subsidiary of Borrower at the inception of the Proforma Calculation Period, containing such other assumptions as are in accordance with GAAP, together with such other information concerning the proposed Permitted Acquisition as the Agent shall request.

          Proforma Calculation Period means the four complete Fiscal Quarters of Borrower and Target Person most recently preceding the date of a Permitted Acquisition.

          Proforma Leverage Ratio shall mean as of the end of each fiscal quarter, the ratio of consolidated Proforma Indebtedness of Borrower and its Subsidiaries on date to the EBITDA for the four fiscal quarters ending on such date.

          Proforma Interest and Rental Coverage Ratio shall mean the ratio of Proforma EBITR to the sum of Proforma Interest Expense plus rental expense.

          Proforma EBITDA means EBITDA for the Proforma Calculation Period as adjusted pursuant to the Proforma Acquisition Information for the purpose of including the proforma financial results of the Target Person plus the Permitted Synergies to determine whether the intended acquisition is a Permitted Acquisition.

          Proforma EBITR means EBITR for the Proforma Calculation Period as adjusted pursuant to the Proforma Acquisition Information for the purpose of including the proforma financial results of the Target Person plus the Permitted Synergies to determine whether the intended acquisition is a Permitted Acquisition.

          Permitted Synergies means those readily identifiable expenses, satisfactory to the Agent and the Required Banks, of the Target Person that will be either eliminated or reduced as a result of the Permitted Acquisition Compliant Acquisition.

          Proforma Indebtedness means the consolidated Indebtedness of the Loan Parties existing as of the date of the Permitted Acquisition plus any Indebtedness to be incurred or assumed as a result of the Permitted Acquisition, all as established pursuant to the Proforma Acquisition Information.

          Proforma Interest Expense means the product of the interest rate actually applicable to the Loans and or charges equivalent to interest under any Permitted Securitization at the time the Proforma
          Acquisition Information is tendered by Borrower to the Agent multiplied by any Indebtedness to be incurred or assumed as a result of the Permitted Acquisition.


     7.2.7. Dispositions of Assets or Subsidiaries.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, sell, convey, assign, lease, abandon or otherwise transfer or dispose of, voluntarily or involuntarily, any of its properties or assets, tangible or intangible (including sale, assignment, discount or other disposition of accounts, contract rights, chattel paper, equipment or general intangibles with or without recourse or of capital stock, shares of beneficial interest, partnership interests or limited liability company interests of a Subsidiary of such Loan Party), except:

          (i) transactions involving the sale of inventory in the ordinary course of business;

          (ii) any sale, transfer or lease of assets in the ordinary course of business which are no longer necessary or required in the conduct of such Loan Party's or such Subsidiary's business;

          (iii) any sale, transfer or lease of assets by any wholly owned Subsidiary of such Loan Party to another Loan Party;

          (iv) any sale, transfer or lease of assets in the ordinary course of business which are replaced by substitute assets acquired or leased within the parameters of Section 7.2.15 [Capital Expenditures and Leases];

          (v) sell accounts receivable and related rights in connection with a Permitted Securitization; or

          (vi) any sale, transfer or lease of assets, other than those specifically excepted pursuant to clauses (i) through (iv) above; provided that (1) if, after giving effect to a proposed sale, transfer or lease, the amount proceeds received by the Loan Parties from sales, transfers and leases described in this clause (vi) exceeds $10,000,000 in the aggregate over the term of this Agreement, then the Loan Parties shall reduce the Revolving Credit Commitments and repay the Loans in a principal amount equal to the Banks' Pro Rata Share (computed on the date of such sale, transfer or lease) of the amount of the net proceeds from such sale, transfer or lease on the date of such sale, transfer or lease.

     7.2.8. Affiliate Transactions.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, enter into or carry out any transaction (including purchasing property or services from or selling property or services to any Affiliate of any Loan Party or other Person) unless such transaction is not otherwise prohibited by this Agreement, is entered into in the ordinary course of business upon fair and reasonable arm's-length terms and conditions which are fully disclosed to the Agent and is in accordance with all applicable Law.

     7.2.9. Subsidiaries, Partnerships and Joint Ventures.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, own or create directly or indirectly any Subsidiaries other than (i) any Subsidiary which has joined this Agreement as Guarantor on the Closing Date; (ii) any Subsidiary formed after the Closing Date which joins this Agreement as a Guarantor pursuant to Section 10.17 [Joinder of Guarantors] (it is acknowledged that any Subsidiary of the Borrower, including Steel Technologies De Mexico S.A. De C.V. or the Joint Ventures, which executes a Guaranty of any indebtedness of the Note Purchase Agreement and the Senior Notes shall join this Agreement as a Guarantor), provided that the Required Banks shall have consented to such formation and joinder, and (iii) Steel Technologies De Mexico S.A. De C.V. or the Joint Ventures.

     7.2.10. Continuation of or Change in Business.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, engage in any business other than the business substantially as conducted and operated by such Loan Party or Subsidiary during the present fiscal year, and such Loan Party or Subsidiary shall not permit any material change in such business.

     7.2.11. Plans and Benefit Arrangements.

     Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to:

          (i) fail to satisfy the minimum funding requirements of ERISA and the Internal Revenue Code with respect to any Plan;

          (ii) request a minimum funding waiver from the Internal Revenue Service with respect to any Plan;

          (iii) engage in a Prohibited Transaction with any Plan, Benefit Arrangement or Multiemployer Plan which, alone or in conjunction with any other circumstances or set of circumstances resulting in liability under ERISA, would constitute a Material Adverse Change;

          (iv) permit the aggregate actuarial present value of all benefit liabilities (whether or not vested) under each Plan, determined on a plan termination basis, as disclosed in the most recent actuarial report completed with respect to such Plan, to exceed, as of any actuarial valuation date, the fair market value of the assets of such Plan;

          (v) fail to make when due any contribution to any Multiemployer Plan that the Borrower or any member of the ERISA Group may be required to make under any agreement relating to such Multiemployer Plan, or any Law pertaining thereto;

          (vi) withdraw (completely or partially) from any Multiemployer Plan or withdraw (or be deemed under Section 4062(e) of ERISA to withdraw) from any Multiple Employer Plan, where any such withdrawal is likely to result in a material liability of the Borrower or any member of the ERISA Group;

          (vii) terminate, or institute proceedings to terminate, any Plan, where such termination is likely to result in a material liability to the Borrower or any member of the ERISA Group;

          (viii) make any amendment to any Plan with respect to which security is required under Section 307 of ERISA; or

          (ix) fail to give any and all notices and make all disclosures and governmental filings required under ERISA or the Internal Revenue Code, where such failure is likely to result in a Material Adverse Change.

          7.2.12. Fiscal Year.

          The Borrower shall not, and shall not permit any Subsidiary of the Borrower to, change its fiscal year from the twelve-month period beginning October 1 and ending September 30.

          7.2.13. Issuance of Stock.

          Each of the Loan Parties other than the Borrower shall not, and shall not permit any of its Subsidiaries to, issue any additional shares of its capital stock or any options, warrants or other rights in respect thereof except for issuances to other Loan Parties.

          7.2.14. Changes in Organizational Documents.

          Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, amend in any respect its certificate of incorporation (including any provisions or resolutions relating to capital stock), by-laws, certificate of limited partnership, partnership agreement, certificate of formation, limited liability company agreement or other organizational documents without providing at least fifteen (15) calendar days' prior written notice to the Agent and the Banks and, in the event such change would be adverse to the Banks as determined by the Agent in its sole discretion, obtaining the prior written consent of the Required Banks.

          7.2.15. Capital Expenditures and Leases.

          Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, make any payments exceeding (a) $20,000,000 in the aggregate during any 12-month period ending on or before September 30, 2002, or (b) $22,500,000 in the aggregate during any 12-month period ending after September 30, 2002, in each case on account of the purchase or lease of any assets which if purchased would constitute fixed assets or which if leased would constitute a capitalized lease, or any payments exceeding $5,000,000 in the aggregate in any fiscal year on account of the rental or lease of real or personal property of any other Person which does not constitute a capitalized lease, and all such capital expenditures and leases shall be made under usual and customary terms and in the ordinary course of business.

          7.2.16. Minimum Interest and Rental Coverage Ratio.

          The Loan Parties shall not permit the ratio of the Loan Parties' EBITR to the sum of interest expense plus rental expense, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended to be less than 2.0 to 1.0.

          7.2.17. Maximum Leverage Ratio.

          The Loan Parties shall not at the end of any quarter permit the Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended to exceed the ratio set forth below:

          Period                                        Maximum Ratio
          ------                                        -------------

          Quarters ending on or before
           September 30, 2001                            3.75 to 1.0

          Quarters ending on or after
           December 31, 2001                             3.50 to 1.0

          7.2.18. Minimum Tangible Net Worth.

          The Borrower shall not at any time permit Consolidated Tangible Net Worth to be less than Base Tangible Net Worth.

7.3      Reporting Requirements.

The Loan Parties, jointly and severally, covenant and agree that until payment in full of the Loans, Reimbursement Obligations and Letter of Credit Borrowings and interest thereon, expiration or termination of all Letters of Credit, satisfaction of all of the Loan Parties' other Obligations hereunder and under the other Loan Documents and termination of the Commitments, the Loan Parties will furnish or cause to be furnished to the Agent and each of the Banks:

     7.3.1. Quarterly Financial Statements.

     As soon as available and in any event within forty-five (45) calendar days after the end of each of the first three fiscal quarters in each fiscal year, financial statements of the Borrower, consisting of a consolidated and consolidating balance sheet as of the end of such fiscal quarter and related consolidated and consolidating statements of income, stockholders' equity and cash flows for the fiscal quarter then ended and the fiscal year through that date, all in reasonable detail and certified (subject to normal year-end audit adjustments) by the Chief Executive Officer, President or Chief Financial Officer of the Borrower as having been prepared in accordance with GAAP, consistently applied, and setting forth in comparative form the respective financial statements for the corresponding date and period in the previous fiscal year.

     7.3.2. Annual Financial Statements.

     As soon as available and in any event within ninety (90) days after the end of each fiscal year of the Borrower, financial statements of the Borrower consisting of a consolidated and consolidating balance sheet as of the end of such fiscal year, and related consolidated and consolidating statements of income, stockholders' equity and cash flows for the fiscal year then ended, all in reasonable detail and setting forth in comparative form the financial statements as of the end of and for the preceding fiscal year, and certified by independent certified public accountants of nationally recognized standing satisfactory to the Agent. The certificate or report of accountants shall be free of qualifications (other than any consistency qualification that may result from a change in the method used to prepare the financial statements as to which such accountants concur) and shall not indicate the occurrence or existence of any event, condition or contingency which would materially impair the prospect of payment or performance of any covenant, agreement or duty of any Loan Party under any of the Loan Documents.

     7.3.3. Certificate of the Borrower.

     Concurrently with the financial statements of the Borrower furnished to the Agent and to the Banks pursuant to Sections 7.3.1 [Quarterly Financial Statements] and 7.3.2 [Annual Financial Statements], a certificate (each a "Compliance Certificate") of the Borrower signed by the Chief Executive Officer, President or Chief Financial Officer of the Borrower, in the form of Exhibit 7.3.3, to the effect that, except as described pursuant to
     Section 7.3.4 [Notice of Default], (i) the representations and warranties of the Borrower contained in Section 5.1 and in the other Loan Documents are true on and as of the date of such certificate with the same effect as though such representations and warranties had been made on and as of such date (except representations and warranties which expressly relate solely to an earlier date or time) and the Loan Parties have performed and complied with all covenants and conditions hereof, (ii) no Event of Default or Potential Default exists and is continuing on the date of such certificate and (iii) containing calculations in sufficient detail to demonstrate compliance as of the date of such financial statements with all financial covenants contained in Section 7.2 [Negative Covenants].

     7.3.4. Notice of a Permitted Securitization.

     On or before thirty (30) days prior to the closing of any Permitted Securitization, notice thereof including a detailed description and copies of any term sheets or documentation related thereto, and thereafter promptly upon request such additional information with respect thereto as reasonably may be requested by the Agent or the Required Banks.

     7.3.5. Notice of Default.

     Promptly after any officer of any Loan Party has learned of the occurrence of an Event of Default or Potential Default, a certificate signed by the Chief Executive Officer, President or Chief Financial Officer of such Loan Party setting forth the details of such Event of Default or Potential Default and the action which the such Loan Party proposes to take with respect thereto.

     7.3.6. Notice of Litigation.

     Promptly after the commencement thereof, notice of all actions, suits, proceedings or investigations before or by any Official Body or any other Person against any Loan Party or Subsidiary of any Loan Party which involve a claim or series of claims in excess of $1,000,000 or which if adversely determined would constitute a Material Adverse Change.

     7.3.7. Certain Events.

     Written  notice to the Agent  within  the time  limits set forth in Section
     7.2.14  [Changes  in  Organizational   Documents],  any  amendment  to  the
     organizational documents of any Loan Party.

     7.3.8. Budgets, Forecasts, Other Reports and Information.

     Promptly upon their becoming available to the Borrower:

          (i) the annual budget and any forecasts or projections of the Borrower, to be supplied not later than ten (10)days prior to commencement of the fiscal year to which any of the foregoing may be applicable,

          (ii) any reports including management letters submitted to the Borrower by independent accountants in connection with any annual, interim or special audit,

          (iii) any reports, notices or proxy statements generally distributed by the Borrower to its stockholders on a date no later than the date supplied to such stockholders,

          (iv) regular or periodic reports, including Forms 10-K, 10-Q and 8-K, registration statements and prospectuses, filed by the Borrower with the Securities and Exchange Commission,

          (v) a copy of any order in any proceeding to which the Borrower or any of its Subsidiaries is a party issued by any Official Body, and

          (vi) such other reports and information as any of the Banks may from time to time reasonably request. The Borrower shall also notify the Banks promptly of the enactment or adoption of any Law which may result in a Material Adverse Change.

     7.3.9. Notices Regarding Plans and Benefit Arrangements.

          7.3.9.1 Certain Events.

          Promptly upon becoming aware of the occurrence thereof, notice (including the nature of the event and, when known, any action taken or threatened by the Internal Revenue Service or the PBGC with respect thereto) of:

               (i) any Reportable Event with respect to the Borrower or any other member of the ERISA Group (regardless of whether the obligation to report said Reportable Event to the PBGC has been waived),

               (ii) any Prohibited Transaction which could subject the Borrower or any other member of the ERISA Group to a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by
               Section 4975 of the Internal Revenue Code in connection with any Plan, any Benefit Arrangement or any trust created thereunder,

               (iii) any assertion of material withdrawal liability with respect to any Multiemployer Plan,

               (iv) any partial or complete withdrawal from a Multiemployer Plan by the Borrower or any other member of the ERISA Group under Title IV of ERISA (or assertion thereof), where such withdrawal is likely to result in material withdrawal liability,

               (v) any cessation of operations (by the Borrower or any other member of the ERISA Group) at a facility in the circumstances described in Section 4062(e) of ERISA,

               (vi) withdrawal by the Borrower or any other member of the ERISA Group from a Multiple Employer Plan,

               (vii) a failure by the Borrower or any other member of the ERISA Group to make a payment to a Plan required to avoid imposition of a Lien under Section 302(f) of ERISA,

               (viii) the adoption of an amendment to a Plan requiring the provision of security to such Plan pursuant to Section 307 of ERISA, or

               (ix) any change in the actuarial assumptions or funding methods used for any Plan, where the effect of such change is to materially increase or materially reduce the unfunded benefit liability or obligation to make periodic contributions.

          7.3.9.2 Notices of Involuntary Termination and Annual Reports.

          Promptly after receipt thereof, copies of (a) all notices received by the Borrower or any other member of the ERISA Group of the PBGC's intent to terminate any Plan administered or maintained by the Borrower or any member of the ERISA Group, or to have a trustee appointed to administer any such Plan; and (b) at the request of the Agent or any Bank each annual report (IRS Form 5500 series) and all accompanying schedules, the most recent actuarial reports, the most recent financial information concerning the financial status of each Plan administered or maintained by the Borrower or any other member of the ERISA Group, and schedules showing the amounts contributed to each such Plan by or on behalf of the Borrower or any other member of the ERISA Group in which any of their personnel participate or from which such personnel may derive a benefit, and each Schedule B (Actuarial Information) to the annual report filed by the Borrower or any other member of the ERISA Group with the Internal Revenue Service with respect to each such Plan.

          7.3.9.3 Notice of Voluntary Termination.

          Promptly upon the filing thereof, copies of any Form 5310, or any successor or equivalent form to Form 5310, filed with the PBGC in connection with the termination of any Plan.

                                   8. DEFAULT

8.1      Events of Default.

An Event of Default shall mean the occurrence or existence of any one or more of the following events or conditions (whatever the reason therefor and whether voluntary, involuntary or effected by operation of Law):

     8.1.1. Payments Under Loan Documents.

     The Borrower shall fail to pay any principal of any Loan (including scheduled installments, mandatory prepayments or the payment due at maturity), Reimbursement Obligation or Letter of Credit Borrowing when due or shall fail to pay any interest on any Loan , Reimbursement Obligation or Letter of Credit Borrowing or any other amount (excluding principal,
     Reimbursement Obligations or Letter of Credit Borrowings which are addressed above) owing hereunder or under the other Loan Documents within three (3) Business Days after such, interest or other amount becomes due in accordance with the terms hereof or thereof;

     8.1.2. Breach of Warranty.

     Any representation or warranty made at any time by any of the Loan Parties herein or by any of the Loan Parties in any other Loan Document, or in any certificate, other instrument or statement furnished pursuant to the provisions hereof or thereof, shall prove to have been false or misleading in any material respect as of the time it was made or furnished;

     8.1.3. Breach of Negative Covenants or Visitation Rights.

     Any of the Loan Parties shall default in the observance or performance of any covenant contained in Section 7.1.6 [Visitation Rights] or Section 7.2 [Negative Covenants];

     8.1.4. Breach of Other Covenants.

     Any of the Loan Parties shall default in the observance or performance of any other covenant, condition or provision hereof or of any other Loan Document and such default shall continue unremedied for a period of ten
     (10) Business Days after any officer of any Loan Party becomes aware of the occurrence thereof (such grace period to be applicable only in the event such default can be remedied by corrective action of the Loan Parties as determined by the Agent in its sole discretion), provided that such 10-Business Day grace period shall be increased to 30 calendar days if the Borrower notifies the Agent and each of the Banks of such default within such 10-Business Day period and states in such notice that the Borrower reasonably believes that it (or the applicable Loan Party) will cure such default within such 30-calendar-day period;

     8.1.5. Defaults in Other Agreements or Indebtedness.

     A default or event of default shall occur at any time under the terms of any other agreement involving borrowed money or the extension of credit or any other Indebtedness under which any Loan Party or Subsidiary of any Loan Party may be obligated as a borrower or guarantor in excess of $1,000,000 in the aggregate, and such breach, default or event of default:

          (1) consists of the failure to pay (beyond any period of grace permitted with respect thereto, whether waived or not) any Indebtedness when due (whether at stated maturity, by acceleration or otherwise);

          (2) relates to a negative covenant or is otherwise material and permits or causes the acceleration of any Indebtedness or the termination of any commitment to lend (whether or not such right to accelerate or terminate shall have been waived), or

          (3) is not material and does not relate to a negative covenant and permits or causes the acceleration of any Indebtedness or the termination of any commitment to lend (provided that such right to accelerate or terminate shall not have been waived);

          8.1.6. Final Judgments or Orders.

          Any final judgments or orders for the payment of money in excess of $1,000,000 in the aggregate shall be entered against any Loan Party by a court having jurisdiction in the premises, which judgment is not discharged, vacated, bonded or stayed pending appeal within a period of thirty (30) days from the date of entry;

          8.1.7. Loan Document Unenforceable.

          Any of the Loan Documents shall cease to be legal, valid and binding agreements enforceable against the party executing the same or such party's successors and assigns (as permitted under the Loan Documents) in accordance with the respective terms thereof or shall in any way be terminated (except in accordance with its terms) or become or be declared ineffective or inoperative or shall in any way be challenged or contested or cease to give or provide the respective Liens, security interests, rights, titles, interests, remedies, powers or privileges intended to be created thereby;

          8.1.8. Uninsured Losses; Proceedings Against Assets.

          Any of the Loan Parties' or any of their Subsidiaries' assets are attached, seized, levied upon or subjected to a writ or distress warrant; or such come within the possession of any receiver, trustee, custodian or assignee for the benefit of creditors and the same is not cured within thirty (30) days thereafter;

          8.1.9. Notice of Lien or Assessment.

          A notice of Lien or assessment in excess of $1,000,000 which is not a Permitted Lien is filed of record with respect to all or any part of any of the Loan Parties' or any of their Subsidiaries' assets by the United States, or any department, agency or instrumentality thereof, or by any state, county, municipal or other governmental agency, including the PBGC, or any taxes or debts owing at any time or times hereafter to any one of these becomes payable and the same is not paid within thirty (30) days after the same becomes payable;

          8.1.10. Insolvency.

          Any Loan Party or any Subsidiary of a Loan Party ceases to be solvent or admits in writing its inability to pay its debts as they mature;

          8.1.11. Events Relating to Plans and Benefit Arrangements.

          Any of the following occurs: (i) any Reportable Event, which the Agent determines in good faith constitutes grounds for the termination of any Plan by the PBGC or the appointment of a trustee to administer or liquidate any Plan, shall have occurred and be continuing; (ii) proceedings shall have been instituted or other action taken to terminate any Plan, or a termination notice shall have been filed with respect to any Plan; (iii) a trustee shall be appointed to administer or liquidate any Plan; (iv) the PBGC shall give notice of its intent to institute proceedings to terminate any Plan or Plans or to appoint a trustee to administer or liquidate any Plan; and, in the case of the occurrence of (i), (ii), (iii) or (iv) above, the Agent determines in good faith that the amount of the Borrower's liability is likely to exceed 10% of its Consolidated Tangible Net Worth; (v) the Borrower or any member of the ERISA Group shall fail to make any contributions when due to a Plan or a Multiemployer Plan; (vi) the Borrower or any other member of the ERISA Group shall make any amendment to a Plan with respect to which security is required under Section 307 of ERISA;
          (vii) the Borrower or any other member of the ERISA Group shall withdraw completely or partially from a Multiemployer Plan; (viii) the Borrower or any other member of the ERISA Group shall withdraw (or shall be deemed under Section 4062(e) of ERISA to withdraw) from a Multiple Employer Plan; or (ix) any applicable Law is adopted, changed or interpreted by any Official Body with respect to or otherwise affecting one or more Plans, Multiemployer Plans or Benefit Arrangements and, with respect to any of the events specified in (v),
          (vi), (vii), (viii) or (ix), the Agent determines in good faith that any such occurrence would be reasonably likely to materially and adversely affect the total enterprise represented by the Borrower and the other members of the ERISA Group;

          8.1.12. Cessation of Business.

          Any Loan Party or Subsidiary of a Loan Party ceases to conduct its business as contemplated, except as expressly permitted under Section
          7.2.6 [Liquidations, Mergers, Etc.] or 7.2.7, or any Loan Party or Subsidiary of a Loan Party is enjoined, restrained or in any way prevented by court order from conducting all or any material part of its business and such injunction, restraint or other preventive order is not dismissed within thirty (30) days after the entry thereof;

          8.1.13. Change of Control. Any Change of Control shall occur.

          8.1.14. Involuntary Proceedings.

          A proceeding shall have been instituted in a court having jurisdiction in the premises seeking a decree or order for relief in respect of any Loan Party or Subsidiary of a Loan Party in an involuntary case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, or for the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or similar official) of any Loan Party or Subsidiary of a Loan Party for any substantial part of its property, or for the winding-up or
          liquidation  of  its  affairs,   and  such  proceeding   shall  remain
          undismissed or unstayed and in effect for a period of thirty (30) consecutive days or such court shall enter a decree or order granting any of the relief sought in such proceeding; or

          8.1.15. Voluntary Proceedings.

          Any  Loan  Party  or  Subsidiary  of a Loan  Party  shall  commence  a voluntary case under any applicable bankruptcy, insolvency, reorganization or other similar law now or hereafter in effect, shall consent to the entry of an order for relief in an involuntary case under any such law, or shall consent to the appointment or taking possession by a receiver, liquidator, assignee, custodian, trustee, sequestrator, conservator (or other similar official) of itself or for any substantial part of its property or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any action in furtherance of any of the foregoing.

8.2      Consequences of Event of Default.

          8.2.1.  Events  of  Default  Other  Than  Bankruptcy,   Insolvency  or
          Reorganization Proceedings.

          If an Event of Default specified under Sections 8.1.1 through 8.1.13 shall occur and be continuing, the Banks and the Agent shall be under no further obligation to make Loans or issue Letters of Credit, as the case may be, and the Agent may, and upon the request of the Required Banks, shall (i) by written notice to the Borrower, declare the unpaid principal amount of the Notes then outstanding and all interest accrued thereon, any unpaid fees and all other Obligations of the Borrower to the Banks hereunder and thereunder to be forthwith due and payable, and the same shall thereupon become and be immediately due and payable to the Agent for the benefit of each Bank without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived, and (ii) require the Borrower to, and the Borrower shall thereupon, deposit in a non-interest-bearing account with the Agent, as cash collateral for its Obligations under the Loan Documents, an amount equal to the maximum amount currently or at any time thereafter available to be drawn on all outstanding Letters of Credit, and the Borrower hereby pledges to the Agent and the Banks, and grants to the Agent and the Banks a security interest in, all such cash as security for such Obligations. Upon the curing of all existing Events of Default to the satisfaction of the Required Banks, the Agent shall return such cash collateral to the Borrower; and

          8.2.2. Bankruptcy, Insolvency or Reorganization Proceedings.

          If an Event of Default specified under Section 8.1.14 [Involuntary Proceedings] or 8.1.15 [Voluntary Proceedings] shall occur, the Banks shall be under no further obligations to make Loans hereunder and the unpaid principal amount of the Loans then outstanding and all interest accrued thereon, any unpaid fees and all other Obligations of the Borrower to the Banks hereunder and thereunder shall be immediately due and payable, without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived; and

          8.2.3. Set-off.

          If an Event of Default shall occur and be continuing, any Bank to whom any Obligation is owed by any Loan Party hereunder or under any other Loan Document or any participant of such Bank which has agreed in writing to be bound by the provisions of Section 9.13 [Equalization of

          Banks] and any branch, Subsidiary or Affiliate of such Bank or participant anywhere in the world shall have the right, in addition to all other rights and remedies available to it, without notice to such Loan Party, to set-off against and apply to the then unpaid balance of all the Loans and all other Obligations of the Borrower and the other Loan Parties hereunder or under any other Loan Document any debt owing to, and any other funds held in any manner for the account of, the Borrower or such other Loan Party by such Bank or participant or by such branch, Subsidiary or Affiliate, including all funds in all deposit accounts (whether time or demand, general or special, provisionally credited or finally credited, or otherwise) now or hereafter maintained by the Borrower or such other Loan Party for its own account (but not including funds held in custodian or trust accounts) with such Bank or participant or such branch, Subsidiary or Affiliate. Such right shall exist whether or not any Bank or the Agent shall have made any demand under this Agreement or any other Loan Document, whether or not such debt owing to or funds held for the account of the Borrower or such other Loan Party is or are matured or unmatured and regardless of the existence or adequacy of any collateral, Guaranty or any other security, right or remedy available to any Bank or the Agent; and

          8.2.4. Suits, Actions, Proceedings.

          If an Event of Default shall occur and be continuing, and whether or not the Agent shall have accelerated the maturity of Loans pursuant to any of the foregoing provisions of this Section 8.2, the Agent or any Bank, if owed any amount with respect to the Loans, may proceed to protect and enforce its rights by suit in equity, action at law and/or other appropriate proceeding, whether for the specific performance of any covenant or agreement contained in this Agreement or the other Loan Documents, including as permitted by applicable Law the obtaining of the ex parte appointment of a receiver, and, if such amount shall have become due, by declaration or otherwise, proceed to enforce the payment thereof or any other legal or equitable right of the Agent or such Bank; and

          8.2.5. Application of Proceeds.

          From and after the date on which the Agent has taken any action pursuant to this Section 8.2 and until all Obligations of the Loan Parties have been paid in full, any and all proceeds received by the Agent from the exercise of any other remedy by the Agent, shall be applied as follows:

               (i) first, to reimburse the Agent and the Banks for out-of-pocket costs, expenses and disbursements, including reasonable attorneys' and paralegals' fees and legal expenses, incurred by the Agent or the Banks in connection with collection of any Obligations of any of the Loan Parties under any of the Loan Documents;

               (ii) second, to the repayment of all Indebtedness then due and unpaid of the Loan Parties to the Banks incurred under this Agreement or any of the other Loan Documents, whether of principal, interest, fees, expenses or otherwise, in such manner as the Agent may determine in its discretion; and

               (iii) the balance, if any, as required by Law.

     8.2.6. Other Rights and Remedies.

     The Agent may, and upon the request of the Required Banks shall, exercise all post-default rights granted to the Agent and the Banks under the Loan Documents or applicable Law.

8.3      Notice of Sale.

Any notice required to be given by the Agent of any intended action by the Agent, if given ten (10) days prior to such proposed action, shall constitute commercially reasonable and fair notice thereof to the Borrower.

                                  9. THE AGENT

9.1      Appointment.

Each Bank hereby irrevocably designates, appoints and authorizes PNC Bank to act as Agent for such Bank under this Agreement and to execute and deliver or accept on behalf of each of the Banks the other Loan Documents. Each Bank hereby irrevocably authorizes, and each holder of any Note by the acceptance of a Note shall be deemed irrevocably to authorize, the Agent to take such action on its behalf under the provisions of this Agreement and the other Loan Documents and any other instruments and agreements referred to herein, and to exercise such powers and to perform such duties hereunder as are specifically delegated to or required of the Agent by the terms hereof, together with such powers as are reasonably incidental thereto. PNC Bank agrees to act as the Agent on behalf of the Banks to the extent provided in this Agreement.

9.2      Delegation of Duties.

The Agent may perform any of its duties hereunder by or through agents or employees (provided such delegation does not constitute a relinquishment of its duties as Agent) and, subject to Sections 9.5 [Reimbursement of Agent by Borrower, Etc.] and 9.6, shall be entitled to engage and pay for the advice or services of any attorneys, accountants or other experts concerning all matters pertaining to its duties hereunder and to rely upon any advice so obtained.

9.3      Nature of Duties; Independent Credit Investigation.

The Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and no implied covenants, functions, responsibilities, duties, obligations, or liabilities shall be read into this Agreement or otherwise exist. The duties of the Agent shall be mechanical and administrative in nature; the Agent shall not have by reason of this Agreement a fiduciary or trust relationship in respect of any Bank; and nothing in this Agreement, expressed or implied, is intended to or shall be so construed as to impose upon the Agent any obligations in respect of this Agreement except as expressly set forth herein. Without limiting the generality of the foregoing, the use of the term "agent" in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable Law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties. Each Bank expressly acknowledges (i) that the Agent has not made any representations or warranties to it and that no act by the Agent hereafter taken, including any review of the affairs of any of the Loan Parties, shall be deemed to constitute any representation or warranty by the Agent to any Bank; (ii) that it has made and will continue to make, without reliance upon the Agent, its own independent investigation of the financial condition and affairs and its own appraisal of the creditworthiness of each of the Loan Parties in connection with this Agreement and the making and continuance of the Loans hereunder; and (iii) except as expressly provided herein, that the Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide any Bank with any credit or other information with respect thereto, whether coming into its possession before the making of any Loan or at any time or times thereafter.

9.4      Actions in Discretion of Agent; Instructions From the Banks.

The Agent agrees, upon the written request of the Required Banks, to take or refrain from taking any action of the type specified as being within the Agent's rights, powers or discretion herein, provided that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or any other Loan Document or applicable Law. In the absence of a request by the Required Banks, the Agent shall have authority, in its sole discretion, to take or not to take any such action, unless this Agreement specifically requires the consent of the Required Banks or all of the Banks. Any action taken or failure to act pursuant to such instructions or discretion shall be binding on the Banks, subject to Section 9.6 [Exculpatory Provisions, Etc.]. Subject to the provisions of Section 9.6, no Bank shall have any right of action whatsoever against the Agent as a result of the Agent acting or refraining from acting hereunder in accordance with the instructions of the Required Banks, or in the absence of such instructions, in the absolute discretion of the Agent.

9.5      Reimbursement and Indemnification of Agent by the Borrower.

The Borrower unconditionally agrees to pay or reimburse the Agent and hold the Agent harmless against (a) liability for the payment of all reasonable out-of-pocket costs, expenses and disbursements, including fees and expenses of counsel (including the allocated costs of staff counsel), appraisers and environmental consultants, incurred by the Agent (i) in connection with the development, negotiation, preparation, printing, execution, administration, syndication, interpretation and performance of this Agreement and the other Loan Documents, (ii) relating to any requested amendments, waivers or consents pursuant to the provisions hereof, (iii) in connection with the enforcement of this Agreement or any other Loan Document or collection of amounts due hereunder or thereunder or the proof and allowability of any claim arising under this

Agreement or any other Loan Document, whether in bankruptcy or receivership proceedings or otherwise, and (iv) in any workout or restructuring or in connection with the protection, preservation, exercise or enforcement of any of the terms hereof or of any rights hereunder or under any other Loan Document or in connection with any foreclosure, collection or bankruptcy proceedings, and
(b) all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, in its capacity as such, in any way relating to or arising out of this Agreement or any other Loan Documents or any action taken or omitted by the Agent hereunder or thereunder, provided that the Borrower shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements if the same results from the Agent's gross negligence or willful misconduct, or if the Borrower was not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense (except that the Borrower shall remain liable to the extent such failure to give notice does not result in a loss to the Borrower), or if the same results from a compromise or settlement agreement entered into without the consent of the Borrower, which shall not be unreasonably withheld. In addition, the Borrower agrees to reimburse and pay all reasonable out-of-pocket expenses of the Agent's regular employees and agents engaged periodically to perform audits of the Loan Parties' books, records and business properties.

9.6      Exculpatory Provisions; Limitation of Liability.

Neither the Agent nor any of its directors, officers, employees, agents, attorneys or Affiliates shall (a) be liable to any Bank for any action taken or omitted to be taken by it or them hereunder, or in connection herewith including pursuant to any Loan Document, unless caused by its or their own gross negligence or willful misconduct, (b) be responsible in any manner to any of the Banks for the effectiveness, enforceability, genuineness, validity or the due execution of this Agreement or any other Loan Documents or for any recital, representation, warranty, document, certificate, report or statement herein or made or furnished under or in connection with this Agreement or any other Loan Documents, or (c) be under any obligation to any of the Banks to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions hereof or thereof on the part of the Loan Parties, or the financial condition of the Loan Parties, or the existence or possible existence of any Event of Default or Potential Default. No claim may be made by any of the Loan Parties, any Bank, the Agent or any of their respective Subsidiaries against the Agent, any Bank, any of the Loan Parties or any of their respective directors, officers, employees, agents, attorneys or Affiliates, or any of them, for any special, indirect or consequential damages or, to the fullest extent permitted by Law, for any punitive damages in respect of any claim or cause of action (whether based on contract, tort, statutory liability, or any other ground) based on, arising out of or related to any Loan Document or the transactions contemplated hereby or any act, omission or event occurring in connection therewith, including the negotiation, documentation, administration or collection of the Loans, and each of the Loan Parties, (for itself and on behalf of each of its Subsidiaries), the Agent and each Bank hereby waive, releases and agree never to sue upon any claim for any such damages, whether such claim now exists or hereafter arises and whether or not it is now known or suspected to exist in its favor. Each Bank agrees that, except for notices, reports and other documents expressly required to be furnished to the Banks by the Agent hereunder or given to the Agent for the account of or with copies for the Banks, the Agent and each of its directors, officers, employees, agents, attorneys or Affiliates shall not have any duty or responsibility to provide any Bank with an credit or other information concerning the business, operations, property, condition (financial or otherwise), prospects or creditworthiness of the Loan Parties which may come into the possession of the Agent or any of its directors, officers, employees, agents, attorneys or Affiliates.

9.7      Reimbursement and Indemnification of Agent by Banks.

Each Bank agrees to reimburse and indemnify the Agent (to the extent not reimbursed by the Borrower and without limiting the Obligation of the Borrower to do so) in proportion to its Ratable Share from and against all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements, including attorneys' fees and disbursements (including the allocated costs of staff counsel), and costs of appraisers and environmental consultants, of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, in its capacity as such, in any way relating to or arising out of this Agreement or any other Loan Documents or any action taken or omitted by the Agent hereunder or thereunder, provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (a) if the same results from the Agent's gross negligence or willful misconduct, or (b) if such Bank was not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense (except that such Bank shall remain liable to the extent such failure to give notice does not result in a loss to the Bank), or (c) if the same results from a compromise and settlement agreement entered into without the consent of such Bank, which shall not be unreasonably withheld. In addition, each Bank agrees promptly upon demand to reimburse the Agent (to the extent not reimbursed by the Borrower and without limiting the Obligation of the Borrower to do so) in proportion to its Ratable Share for all amounts due and payable by the Borrower to the Agent in connection with the Agent's periodic audit of the Loan Parties' books, records and business properties.

9.8      Reliance by Agent.

The Agent shall be entitled to rely upon any writing, telegram, telex or teletype message, resolution, notice, consent, certificate, letter, cablegram, statement, order or other document or conversation by telephone or otherwise believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons, and upon the advice and opinions of counsel and other professional advisers selected by the Agent. The Agent shall be fully justified in failing or refusing to take any action hereunder unless it shall first be indemnified to its satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

9.9      Notice of Default.

The Agent shall not be deemed to have knowledge or notice of the occurrence of any Potential Default or Event of Default unless the Agent has received written notice from a Bank or the Borrower referring to this Agreement, describing such Potential Default or Event of Default and stating that such notice is a "notice of default."

9.10     Notices.

The Agent shall promptly send to each Bank a copy of all notices received from the Borrower pursuant to the provisions of this Agreement or the other Loan Documents promptly upon receipt thereof. The Agent shall promptly notify the Borrower and the other Banks of each change in the Base Rate and the effective date thereof.

9.11     Banks in Their Individual Capacities; Agent in its Individual Capacity.

With respect to its Commitments and the Loans made by it and any other rights and powers given to it as a Bank hereunder or under any of the other Loan Documents, the Agent shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not the Agent, and the term "Bank" and "Banks" shall, unless the context otherwise indicates, include the Agent in its individual capacity. PNC Bank and its Affiliates and each of the Banks and their respective Affiliates may, without liability to account, except as prohibited herein, make loans to, issue letters of credit for the account of, acquire equity interests in, accept deposits from, discount drafts for, act as trustee under indentures of, and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with, the Loan Parties and their Affiliates, in the case of the Agent, as though it were not acting as Agent hereunder and in the case of each Bank, as though such Bank were not a Bank hereunder, in each case without notice to or consent of the other Banks. The Banks acknowledge that, pursuant to such activities, the Agent or its Affiliates may (i) receive information regarding the Loan Parties or any of their Subsidiaries or Affiliates (including information that may be subject to confidentiality obligations in favor of the Loan Parties or such Subsidiary or Affiliate) and acknowledge that the Agent shall be under no obligation to provide such information to them, and (ii) accept fees and other consideration from the Loan Parties for services in connection with this Agreement and otherwise without having to account for the same to the Banks.

9.12     Holders of Notes.

The Agent may deem and treat any payee of any Note as the owner thereof for all purposes hereof unless and until written notice of the assignment or transfer thereof shall have been filed with the Agent. Any request, authority or consent of any Person who at the time of making such request or giving such authority or consent is the holder of any Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note or Notes issued in exchange therefor.

9.13     Equalization of Banks.

The Banks and the holders of any participations in any Notes agree among themselves that, with respect to all amounts received by any Bank or any such holder for application on any Obligation hereunder or under any Note or under any such participation, whether received by voluntary payment, by realization upon security, by the exercise of the right of set-off or banker's lien, by counterclaim or by any other non-pro rata source, equitable adjustment will be made in the manner stated in the following sentence so that, in effect, all such excess amounts will be shared ratably among the Banks and such holders in proportion to their interests in payments under the Notes, except as otherwise provided in Section 3.4.3 [Agent's and Bank's Rights], 4.4.2 [Replacement of a Bank] or 4.6 [Additional Compensation in Certain Circumstances]. The Banks or any such holder receiving any such amount shall purchase for cash from each of the other Banks an interest in such Bank's Loans in such amount as shall result in a ratable participation by the Banks and each such holder in the aggregate unpaid amount under the Notes, provided that if all or any portion of such excess amount is thereafter recovered from the Bank or the holder making such purchase, such purchase shall be rescinded and the purchase price restored to the extent of such recovery, together with interest or other amounts, if any, required by law (including court order) to be paid by the Bank or the holder making such purchase.

9.14     Successor Agent.

The Agent (i) may resign as Agent or (ii) shall resign if such resignation is requested by the Required Banks (if the Agent is a Bank, the Agent's Loans and its Revolving Credit Commitments shall be considered in determining whether the Required Banks have requested such resignation) or required by Section 4.4.2 [Replacement of a Bank], in either case of (i) or (ii) by giving not less than thirty (30) days' prior written notice to the Borrower. If the Agent shall resign under this Agreement, then either (a) the Required Banks shall appoint from among the Banks a successor agent for the Banks, subject to the consent of the Borrower, such consent not to be unreasonably withheld, or (b) if a successor agent shall not be so appointed and approved within the thirty (30) day period following the Agent's notice to the Banks of its resignation, then the Agent shall appoint, with the consent of the Borrower, such consent not to be unreasonably withheld, a successor agent who shall serve as Agent until such time as the Required Banks appoint and the Borrower consents to the appointment of a successor agent. Upon its appointment pursuant to either clause (a) or (b) above, such successor agent shall succeed to the rights, powers and duties of the Agent, and the term "Agent" shall mean such successor agent, effective upon its appointment, and the former Agent's rights, powers and duties as Agent shall be terminated without any other or further act or deed on the part of such former Agent or any of the parties to this Agreement. After the resignation of any Agent hereunder, the provisions of this Section 9 shall inure to the benefit of such former Agent and such former Agent shall not by reason of such resignation be deemed to be released from liability for any actions taken or not taken by it while it was an Agent under this Agreement.

9.15     Agent's Fee.

The Borrower shall pay to the Agent a nonrefundable fee (the "Agent's Fee") under the terms of a letter (the "Agent's Letter") between the Borrower and Agent, as amended from time to time.

9.16     Availability of Funds.

The Agent may assume that each Bank has made or will make the proceeds of a Revolving Credit Loan available to the Agent unless the Agent shall have been notified by such Bank on or before the later of (1) the close of Business on the Business Day preceding the Borrowing Date with respect to such Revolving Credit Loan or two (2) hours before the time on which the Agent actually funds the proceeds of such Revolving Credit Loan to the Borrower (whether using its own funds pursuant to this Section 9.16 or using proceeds deposited with the Agent by the Banks and whether such funding occurs before or after the time on which Banks are required to deposit the proceeds of such Revolving Credit Loan with the Agent). The Agent may, in reliance upon such assumption (but shall not be required to), make available to the Borrower a corresponding amount. If such corresponding amount is not in fact made available to the Agent by such Bank, the Agent shall be entitled to recover such amount on demand from such Bank (or, if such Bank fails to pay such amount forthwith upon such demand from the Borrower) together with interest thereon, in respect of each day during the period commencing on the date such amount was made available to the Borrower and ending on the date the Agent recovers such amount, at a rate per annum equal to
(i) the Federal Funds Effective Rate during the first three (3) days after such interest shall begin to accrue and (ii) the applicable interest rate in respect of such Revolving Credit Loan after the end of such three-day period.

9.17     Calculations.

In the absence of gross negligence or willful misconduct, the Agent shall not be liable for any error in computing the amount payable to any Bank whether in respect of the Loans, fees or any other amounts due to the Banks under this Agreement. In the event an error in computing any amount payable to any Bank is made, the Agent, the Borrower and each affected Bank shall, forthwith upon discovery of such error, make such adjustments as shall be required to correct such error, and any compensation therefor will be calculated at the Federal Funds Effective Rate.

9.18     Beneficiaries.

Except as expressly provided herein, the provisions of this Section 9 are solely for the benefit of the Agent and the Banks, and the Loan Parties shall not have any rights to rely on or enforce any of the provisions hereof. In performing its functions and duties under this Agreement, the Agent shall act solely as agent of the Banks and does not assume and shall not be deemed to have assumed any obligation toward or relationship of agency or trust with or for any of the Loan Parties.

                               10. MISCELLANEOUS

10.1     Modifications, Amendments or Waivers.

With the written consent of the Required Banks, the Agent, acting on behalf of all the Banks, and the Borrower, on behalf of the Loan Parties, may from time to time enter into written agreements amending or changing any provision of this Agreement or any other Loan Document or the rights of the Banks or the Loan Parties hereunder or thereunder, or may grant written waivers or consents to a departure from the due performance of the Obligations of the Loan Parties hereunder or thereunder. Any such agreement, waiver or consent made with such written consent shall be effective to bind all the Banks and the Loan Parties; provided, that, without the written consent of all the Banks, no such agreement, waiver or consent may be made which will:

     10.1.1. Increase of Commitment; Extension of Expiration Date.

     Increase the amount of the Commitment of any Bank hereunder or extend the Expiration Date;

     10.1.2. Extension of Payment; Reduction of Principal Interest or Fees; Modification of Terms of Payment.

     Whether or not any Loans are outstanding, extend the time for payment of principal or interest of any Loan (excluding the due date of any mandatory prepayment of a Loan or any mandatory Commitment reduction in connection with such a mandatory prepayment hereunder except for mandatory reductions of the Commitments on the Expiration Date), the Commitment Fee or any other fee payable to any Bank, or reduce the principal amount of or the rate of interest borne by any Loan or reduce the Commitment Fee or any other fee payable to any Bank, or otherwise affect the terms of payment of the principal of or interest of any Loan, the Commitment Fee or any other fee payable to any Bank;

     10.1.3. Release of Guarantor or Security.

     Except for sales of assets permitted by Section 7.2.7 [Disposition of Assets or Subsidiaries], release any Guarantor from its Obligations under the Guaranty Agreement or any other security for any of the Loan Parties' Obligations; or

     10.1.4. Miscellaneous.

     Amend Section 4.2 [Pro Rata Treatment of Banks], 9.6 [Exculpatory Provisions, Etc.] or 9.13 [Equalization of Banks] or this Section 10.1, alter any provision regarding the pro rata treatment of the Banks, change the definition of Required Banks, or change any requirement providing for the Banks or the Required Banks to authorize the taking of any action hereunder;

     provided, further, that no agreement, waiver or consent which would modify the interests, rights or obligations of the Agent in its capacity as Agent or as the issuer of Letters of Credit shall be effective without the written consent of the Agent.

10.2     No Implied Waivers; Cumulative Remedies; Writing Required.

No course of dealing and no delay or failure of the Agent or any Bank in exercising any right, power, remedy or privilege under this Agreement or any other Loan Document shall affect any other or future exercise thereof or operate as a waiver thereof, nor shall any single or partial exercise thereof or any abandonment or discontinuance of steps to enforce such a right, power, remedy or privilege preclude any further exercise thereof or of any other right, power, remedy or privilege. The rights and remedies of the Agent and the Banks under this Agreement and any other Loan Documents are cumulative and not exclusive of any rights or remedies which they would otherwise have. Any waiver, permit, consent or approval of any kind or character on the part of any Bank of any breach or default under this Agreement or any such waiver of any provision or condition of this Agreement must be in writing and shall be effective only to the extent specifically set forth in such writing.

10.3     Reimbursement and Indemnification of Banks by the Borrower; Taxes.

The Borrower agrees unconditionally upon demand to pay or reimburse to each Bank (other than the Agent, as to which the Borrower's Obligations are set forth in Section 9.5 [Reimbursement of Agent By Borrower, Etc.]) and to save such Bank harmless against (i) liability for the payment of all reasonable out-of-pocket costs, expenses and disbursements (including fees and expenses of counsel (including allocated costs of staff counsel) for each Bank except with respect to (a) and (b) below), incurred by such Bank (a) in connection with the negotiation, administration and interpretation of this Agreement, and other instruments and documents to be delivered hereunder, (b) relating to any amendments, waivers or consents pursuant to the provisions hereof, (c) in connection with the enforcement of this Agreement or any other Loan Document, or collection of amounts due hereunder or thereunder or the proof and allowability of any claim arising under this Agreement or any other Loan Document, whether in bankruptcy or receivership proceedings or otherwise, and (d) in any workout or restructuring or in connection with the protection, preservation, exercise or enforcement of any of the terms hereof or of any rights hereunder or under any other Loan Document or in connection with any foreclosure, collection or bankruptcy proceedings, or (ii) all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against such Bank, in its capacity as such, in any way relating to or arising out of this Agreement or any other Loan Documents or any action taken or omitted by such Bank hereunder or thereunder, provided that the Borrower shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements (A) if the same results from such Bank's gross negligence or willful misconduct, or (B) if the Borrower was not given notice of the subject claim and the opportunity to participate in the defense thereof, at its expense (except that the Borrower shall remain liable to the extent such failure to give notice does not result in a loss to the Borrower), or (C) if the same results from a compromise or settlement agreement entered into without the consent of the Borrower, which shall not be unreasonably withheld. The Banks will attempt to minimize the fees and expenses of legal counsel for the Banks which are subject to reimbursement by the Borrower hereunder by considering the usage of one law firm to represent the Banks and the Agent if appropriate under the circumstances. The Borrower agrees unconditionally to pay all stamp, document, transfer, recording or filing taxes or fees and similar impositions now or hereafter determined by the Agent or any Bank to be payable in connection with this Agreement or any other Loan Document, and the Borrower agrees unconditionally to save the Agent and the Banks harmless from and against any and all present or future claims, liabilities or losses with respect to or resulting from any omission to pay or delay in paying any such taxes, fees or impositions.

10.4     Holidays.

Whenever payment of a Loan to be made or taken hereunder shall be due on a day which is not a Business Day such payment shall be due on the next Business Day (except as provided in Section 3.2 [Interest Periods] with respect to Interest Periods under the Euro-Rate Option) and such extension of time shall be included in computing interest and fees, except that the Loans shall be due on the Business Day preceding the Expiration Date if the Expiration Date is not a Business Day. Whenever any payment or action to be made or taken hereunder (other than payment of the Loans) shall be stated to be due on a day which is not a Business Day, such payment or action shall be made or taken on the next following Business Day, and such extension of time shall not be included in computing interest or fees, if any, in connection with such payment or action.

10.5     Funding by Branch, Subsidiary or Affiliate.

     10.5.1. Notional Funding.

     Each Bank shall have the right from time to time, without notice to the Borrower, to deem any branch, Subsidiary or Affiliate (which for the purposes of this Section 10.5 shall mean any corporation or association which is directly or indirectly controlled by or is under direct or indirect common control with any corporation or association which directly or indirectly controls such Bank) of such Bank to have made, maintained or funded any Loan to which the Euro-Rate Option applies at any time, provided that immediately following (on the assumption that a payment were then due from the Borrower to such other office), and as a result of such change, the Borrower would not be under any greater financial obligation pursuant to Section 4.6 [Additional Compensation in Certain Circumstances] than it would have been in the absence of such change. Notional funding offices may be selected by each Bank without regard to such Bank's actual methods of making, maintaining or funding the Loans or any sources of funding actually used by or available to such Bank.

     10.5.2. Actual Funding.

     Each Bank shall have the right from time to time to make or maintain any Loan by arranging for a branch, Subsidiary or Affiliate of such Bank to make or maintain such Loan subject to the last sentence of this Section
     10.5.2. If any Bank causes a branch, Subsidiary or Affiliate to make or maintain any part of the Loans hereunder, all terms and conditions of this Agreement shall, except where the context clearly requires otherwise, be applicable to such part of the Loans to the same extent as if such Loans were made or maintained by such Bank, but in no event shall any Bank's use of such a branch, Subsidiary or Affiliate to make or maintain any part of the Loans hereunder cause such Bank or such branch, Subsidiary or Affiliate to incur any cost or expenses payable by the Borrower hereunder or require the Borrower to pay any other compensation to any Bank (including any expenses incurred or payable pursuant to Section 4.6 [Additional Compensation in Certain Circumstances]) which would otherwise not be incurred.

10.6     Notices.

Any notice, request, demand, direction or other communication (for purposes of this Section 10.6 only, a "Notice") to be given to or made upon any party hereto under any provision of this Agreement shall be given or made by telephone or in writing (which includes means of electronic transmission (i.e., "e-mail") or facsimile transmission or by setting forth such Notice on a site on the World Wide Web (a "Website Posting") if Notice of such Website Posting (including the information necessary to access such site) has previously been delivered to the applicable parties hereto by another means set forth in this Section 10.6) in accordance with this Section 10.6. Any such Notice must be delivered to the applicable parties hereto at the addresses and numbers set forth under their respective names on Schedule 1.1(B) hereof or in accordance with any subsequent unrevoked Notice from any such party that is given in accordance with this
Section 10.6. Any Notice shall be effective:

     (i) In the case of hand-delivery, when delivered;

     (ii) If given by mail, four days after such Notice is deposited with the United States Postal Service, with first-class postage prepaid, return receipt requested;

     (iii) In the case of a telephonic Notice, when a party is contacted by telephone, if delivery of such telephonic Notice is confirmed no later than the next Business Day by hand delivery, a facsimile or electronic transmission, a Website Posting or overnight courier delivery of a confirmatory notice (received at or before noon on such next Business Day);

     (iv) In the case of a facsimile transmission, when sent to the applicable party's facsimile machine's telephone number if the party sending such Notice receives confirmation of the delivery thereof from its own facsimile machine;

     (v) In the case of electronic transmission, when actually received;

     (vi) In the case of a Website Posting, upon delivery of a Notice of such posting (including the information necessary to access such web site) by another means set forth in this Section 10.6; and

     (vii) If given by any other means (including by overnight courier), when actually received.

Any Bank giving a Notice to a Loan Party shall concurrently send a copy thereof to the Agent, and the Agent shall promptly notify the other Banks of its receipt of such Notice.

10.7     Severability.

The provisions of this Agreement are intended to be severable. If any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

10.8     Governing Law.

Each Letter of Credit and Section 2.11 [Letter of Credit Subfacility] shall be subject to the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500, as the same may be revised or amended from time to time, and to the extent not inconsistent therewith, the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles, and the balance of this Agreement shall be deemed to be a contract under the Laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.

10.9     Prior Understanding.

This Agreement and the other Loan Documents supersede all prior understandings and agreements, whether written or oral, between the parties hereto and thereto relating to the transactions provided for herein and therein, including any prior confidentiality agreements and commitments.

10.10    Duration; Survival.

All representations and warranties of the Loan Parties contained herein or made in connection herewith shall survive the making of Loans and issuance of Letters of Credit and shall not be waived by the execution and delivery of this
Agreement, any investigation by the Agent or the Banks, the making of Loans, issuance of Letters of Credit, or payment in full of the Loans. All covenants and agreements of the Loan Parties contained in Sections 7.1 [Affirmative Covenants], 7.2 [Negative Covenants] and 7.3 [Reporting Requirements] herein shall continue in full force and effect from and after the date hereof so long as the Borrower may borrow or request Letters of Credit hereunder and until termination of the Commitments and payment in full of the Loans and expiration or termination of all Letters of Credit. All covenants and agreements of the Borrower contained herein relating to the payment of principal, interest, premiums, additional compensation or expenses and indemnification, including those set forth in the Notes, Section 4 [Payments] and Sections 9.5 [Reimbursement of Agent by Borrower, Etc.], 9.7 [Reimbursement of Agent by Banks, Etc.] and 10.3 [Reimbursement of Banks by Borrower; Etc.], shall survive payment in full of the Loans, expiration or termination of the Letters of Credit and termination of the Commitments.

10.11    Successors and Assigns.

     (a) (i) This Agreement shall be binding upon and shall inure to the benefit of the Banks, the Agent, the Loan Parties and their respective successors and assigns, except that none of the Loan Parties may assign or transfer any of its rights and Obligations hereunder or any interest herein. Each Bank may, at its own cost, make assignments of or sell participations in all or any part of its Commitments and the Loans made by it to one or more banks or other entities, subject to the consent of the Borrower and the Agent with respect to any assignee, such consent not to be unreasonably withheld, provided that (1) no consent of the Borrower shall be required
     (A) if an Event of Default exists and is continuing, or (B) in the case of an assignment by a Bank to an Affiliate of such Bank, and (2) any assignment by a Bank to a Person other than an Affiliate of such Bank may not be made in amounts less than the lesser of $5,000,000 or the amount of the assigning Bank's Commitment. In the case of an assignment, upon receipt by the Agent of the Assignment and Assumption Agreement, the assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights, benefits and obligations as it would have if it had been a signatory Bank hereunder, the Commitments shall be adjusted accordingly, and upon surrender of any Note subject to such assignment, the Borrower shall execute and deliver new Notes to the assignee in an amount equal to the amount of the applicable Commitments assumed by it and new Notes to the assigning Bank in an amount equal to the applicable Commitments retained by it hereunder. Any Bank which assigns any or all of its Commitments or Loans to a Person other than an Affiliate of such Bank shall pay to the Agent a service fee in the amount of $3,500 for each assignment. In the case of a participation, the participant shall only have the rights specified in
     Section 8.2.3 [Set-off] (the participant's rights against such Bank in respect of such participation to be those set forth in the agreement executed by such Bank in favor of the participant relating thereto and not to include any voting rights except with respect to changes of the type referenced in Sections 10.1.1 [Increase of Commitment, Etc.], 10.1.2
     [Extension of Payment, Etc.], or 10.1.3 [Release of Guarantor or Security]), all of such Bank's obligations under this Agreement or any other Loan Document shall remain unchanged, and all amounts payable by any Loan Party hereunder or thereunder shall be determined as if such Bank had not sold such participation.

          (ii) Any assignee or participant which is not incorporated under the Laws of the United States of America or a state thereof shall deliver to the Borrower and the Agent the form of certificate described in
          Section 10.16 [Tax Withholding Clause] relating to federal income tax withholding. Each Bank may furnish any publicly available information concerning any Loan Party or its Subsidiaries and any other information concerning any Loan Party or its Subsidiaries in the possession of such Bank from time to time to assignees and participants (including prospective assignees or participants), provided that such assignees and participants agree to be bound by the provisions of Section 10.12 [Confidentiality].

          (iii) Notwithstanding any other provision in this Agreement, any Bank may at any time pledge or grant a security interest in all or any portion of its rights under this Agreement, its Note and the other Loan Documents to any Federal Reserve Bank in accordance with Regulation A of the FRB or U.S. Treasury Regulation 31 CFR Section
          203.14 without notice to or consent of the Borrower or the Agent. No such pledge or grant of a security interest shall release the transferor Bank of its obligations hereunder or under any other Loan Document.

     (b) A bank which is to become a party to this Agreement pursuant to Section
     2.4 hereof or otherwise (each, an "Additional Bank") shall execute and deliver to the Agent a bank joinder (the "Bank Joinder") to this Agreement in a form acceptable to the Agent. Upon execution and delivery of a Bank Joinder, such Additional Bank shall be a party hereto and a Bank under each of the Loan Documents for all purposes, except that such Additional Bank shall not participate in any Revolving Credit Loans to which the Euro-Rate Option applies which are outstanding on the effective date of such Bank Joinder. If Borrower should renew after the effective date of such Bank Joinder the Euro-Rate Option with respect to Revolving Credit Loans existing on such date, Borrower shall be deemed to repay the applicable Revolving Credit Loans on the renewal date and then reborrow a similar amount on such date so that the Additional Bank shall participate in such Revolving Credit Loans after such renewal date. The Additional Bank shall participate in Letters of Credit pursuant to Section 2.11 hereof. Schedule 1.1(B) shall be amended and restated on the date of such Bank Joinder to reflect such Bank Joinder. Simultaneously with the execution and delivery of such Bank Joinder, Borrower shall execute a Revolving Credit Note and deliver it to such Additional Bank together with originals of such other documents described in Section 6.1 hereof as such Additional Bank may reasonably require.

10.12    Confidentiality.

     10.12.1. General.

     The Agent and the Banks each agree to keep confidential all information obtained from any Loan Party or its Subsidiaries which is nonpublic and confidential or proprietary in nature (including any information the Borrower specifically designates as confidential), except as provided below, and to use such information only in connection with their respective capacities under this Agreement and for the purposes contemplated hereby. The Agent and the Banks shall be permitted to disclose such information (i) to outside legal counsel, accountants and other professional advisors who need to know such information in connection with the administration and enforcement of this Agreement, subject to agreement of such Persons to maintain the confidentiality, (ii) to assignees and participants as contemplated by Section 10.11, and prospective assignees and participants,
     (iii) to the extent requested by any bank regulatory authority or, with notice to the Borrower, as otherwise required by applicable Law or by any subpoena or similar legal process, or in connection with any investigation or proceeding arising out of the transactions contemplated by this Agreement, (iv) if it becomes publicly available other than as a result of a breach of this Agreement or becomes available from a source not known to be subject to confidentiality restrictions, or (v) if the Borrower shall have consented to such disclosure.

     10.12.2. Sharing Information With Affiliates of the Banks.

     Each Loan Party acknowledges that from time to time financial advisory, investment banking and other services may be offered or provided to the Borrower or one or more of its Affiliates (in connection with this Agreement or otherwise) by any Bank or by one or more Subsidiaries or Affiliates of such Bank and each of the Loan Parties hereby authorizes each Bank to share any information delivered to such Bank by such Loan Party and its Subsidiaries pursuant to this Agreement, or in connection with the decision of such Bank to enter into this Agreement, to any such Subsidiary or Affiliate of such Bank, it being understood that any such Subsidiary or affiliate of any Bank receiving such information shall be bound by the provisions of Section 10.12.1 as if it were a Bank hereunder. Such
     Authorization shall survive the repayment of the Loans and other Obligations and the termination of the Commitments.

10.13    Counterparts.

This Agreement may be executed by different parties hereto on any number of separate counterparts, each of which, when so executed and delivered, shall be an original, and all such counterparts shall together constitute one and the same instrument.

10.14    Exceptions.

The representations, warranties and covenants contained herein shall be independent of each other, and no exception to any representation, warranty or covenant shall be deemed to be an exception to any other representation, warranty or covenant contained herein unless expressly provided, nor shall any such exceptions be deemed to permit any action or omission that would be in contravention of applicable Law.

10.15    CONSENT TO FORUM; WAIVER OF JURY TRIAL.

EACH LOAN PARTY HEREBY IRREVOCABLY CONSENTS TO THE NONEXCLUSIVE JURISDICTION OF THE COURT OF COMMON PLEAS OF ALLEGHENY COUNTY AND THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF PENNSYLVANIA, AND WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS BE MADE BY CERTIFIED OR REGISTERED MAIL DIRECTED TO SUCH LOAN PARTY AT THE

ADDRESSES PROVIDED FOR IN SECTION 10.6 AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED UPON ACTUAL RECEIPT THEREOF. EACH LOAN PARTY WAIVES ANY OBJECTION TO JURISDICTION AND VENUE OF ANY ACTION INSTITUTED AGAINST IT AS PROVIDED HEREIN AND AGREES NOT TO ASSERT ANY DEFENSE BASED ON LACK OF JURISDICTION OR VENUE. EACH LOAN PARTY, THE AGENT AND THE BANKS HEREBY WAIVE TRIAL BY JURY IN ANY ACTION, SUIT, PROCEEDING OR COUNTERCLAIM OF ANY KIND ARISING OUT OF OR RELATED TO THIS AGREEMENT, ANY OTHER LOAN DOCUMENT OR THE COLLATERAL TO THE FULL EXTENT PERMITTED BY LAW.

10.16    Tax Withholding Clause.

Each Bank or assignee or participant of a Bank that is not incorporated under the Laws of the United States of America or a state thereof (and, upon the written request of the gent, each other Bank or assignee or participant of a
Bank) agrees that it will deliver to each of the Borrower and the Agent two (2) duly completed appropriate valid Withholding Certificates (as defined under Sec. 1.1441-1(c)(16) of the Income Tax Regulations (the "Regulations")) certifying its status (i.e. U.S. or foreign person) and, if appropriate, making a claim of reduced, or exemption from, U.S. withholding tax on the basis of an income tax treaty or an exemption provided by the Internal Revenue Code. The term "Withholding Certificate" means a Form W-9; a Form W-8BEN; a Form W-8ECI; a Form W-8IMY and the related statements and certifications as required under Sec. 1.1441-1(e)(2) and/or (3) of the Regulations; a statement described in Sec. 1.871-14(c)(2)(v) of the Regulations; or any other certificates under the Internal Revenue Code or Regulations that certify or establish the status of a payee or beneficial owner as a U.S. or foreign person. Each Bank, assignee or participant required to deliver to the Borrower and the Agent a Withholding
Certificate pursuant to the preceding sentence shall deliver such valid Withholding Certificate as follows: (A) each Bank which is a party hereto on the Closing Date shall deliver such valid Withholding Certificate at least five (5) Business Days prior to the first date on which any interest or fees are payable by the Borrower hereunder for the account of such Bank; (B) each assignee or participant shall deliver such valid Withholding Certificate at least five (5) Business Days before the effective date of such assignment or participation (unless the Agent in its sole discretion shall permit such assignee or participant to deliver such valid Withholding Certificate less than five (5) Business Days before such date in which case it shall be due on the date specified by the Agent). Each Bank, assignee or participant which so delivers a valid Withholding Certificate further undertakes to deliver to each of the Borrower and the Agent two (2) additional copies of such Withholding Certificate (or a successor form) on or before the date that such Withholding Certificate expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent Withholding Certificate so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Borrower or the Agent. Notwithstanding the submission of a Withholding Certificate claiming a reduced rate of or exemption from U.S. withholding tax, the Agent shall be entitled to withhold United States federal income taxes at the full 30% withholding rate if in its reasonable judgment it is required to do so under the due diligence requirements imposed upon a withholding agent under Sec. 1.1441-7(b) of the Regulations. Further, the Agent is indemnified under Sec. 1.1461-1(e) of the Regulations against any claims and demands of any Bank or assignee or participant of a Bank for the amount of any tax it deducts and withholds in accordance with regulations under Sec. 1441 of the Internal Revenue Code.

10.17    Joinder of Guarantors.

Any Subsidiary of the Borrower which is required to join this Agreement as a Guarantor pursuant to Section 7.2.9 [Subsidiaries, Partnerships and Joint Ventures] shall execute and deliver to the Agent (i) a Guarantor Joinder in substantially the form attached hereto as Exhibit 1.1(G)(1) pursuant to which it shall join as a Guarantor each of the documents to which the Guarantors are parties; and (ii) documents in the forms described in Section 6.1 [First Loans] modified as appropriate to relate to such Subsidiary. The Loan Parties shall deliver such Guarantor Joinder and related documents to the Agent within five
(5) Business Days after the date of the filing of such Subsidiary's articles of incorporation if the Subsidiary is a corporation, the date of the filing of its certificate of limited partnership if it is a limited partnership or the date of its organization if it is an entity other than a limited partnership or corporation.

                            [SIGNATURE PAGE FOLLOWS]

                     [SIGNATURE PAGE 1A TO CREDIT AGREEMENT]



     IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Agreement as of the day and year first above written.

                                                    STEEL TECHNOLOGIES INC.



                                                    By:/S/
                                                    Title:

                                                    By: /S/
                                                    Title:

                                                    [GUARANTORS]


                                                     By: /S/
                                                     Title:

                                                     By: /S/
                                                     Title:

                     [SIGNATURE PAGE 2 TO CREDIT AGREEMENT]


                       PNC BANK, NATIONAL ASSOCIATION, individually and as Agent



                       By: /S/
                       Title:

                     [SIGNATURE PAGE 3 TO CREDIT AGREEMENT]


                                           SUNTRUST BANK,
                                           individually and as Syndication Agent



                                           By:/S/
                                           Title:

                     [SIGNATURE PAGE 4 TO CREDIT AGREEMENT]


                                                  NATIONAL CITY BANK OF KENTUCKY



                                                  By: /S/
                                                  Title:

                     [SIGNATURE PAGE 5 TO CREDIT AGREEMENT]

                                                        BANK ONE, KENTUCKY, N.A.



                                                        By: /S/
                                                        Title:

                     [SIGNATURE PAGE 6 TO CREDIT AGREEMENT]


                                                              FIRSTAR BANK, N.A.

                                                              By:/S/
                                                              Title:

                     [SIGNATURE PAGE 7 TO CREDIT AGREEMENT]


                      JOINING SOLELY FOR PURPOSES OF CONFIRMING SECTION 6.1.5 OF THIS AGREEMENT:



                                                         BANK ONE, INDIANA, N.A.



                                                         By:/S/
                                                         Title:

                                 SCHEDULE 1.1(A)

                                 PRICING GRID--
                VARIABLE PRICING AND FEES BASED ON LEVERAGE RATIO


(OBJECT OMITTED)

For purposes of determining the Applicable Margin and the Applicable Commitment Fee Rate, the Applicable Margin and the Applicable Commitment Fee Rate shall be Level III on the Closing Date and shall be recomputed as of the end of each fiscal quarter ending after the Closing Date based on the Leverage Ratio as of such quarter end. Any increase or decrease in the Applicable Margin or the Applicable Commitment Fee Rate computed as of a quarter end shall be effective on the date on which the Compliance Certificate evidencing such computation is due to be delivered under Section 7.3.3.

                                 SCHEDULE 1.1(B)

                 COMMITMENTS OF BANKS AND ADDRESSES FOR NOTICES

                                   Page 1 of 2

Part 1 - Revolving  Credit  Commitments  of Banks and  Addresses  for Notices to
                                     Banks



                                            Amount of
                                         Commitment for
                                        Revolving Credit
                 Bank                         Loans            Ratable Share
                 ----                   ----------------       -------------
Name:  PNC Bank, National Association
Address:  One PNC Plaza, 249 Fifth
Avenue, Pittsburgh, PA 15222
Attention:  Louis McLinden
Telephone:     (412)-762-8830
Telecopy:      (412)-705-3231           $ 35,000,000            28.00%

Name:  Bank One, Kentucky, N.A.
Address:  416 West Jefferson Street,
Louisville, KY 40202
Attention:  Thelma Ferguson
Telephone:     (502)-566-2821
Telecopy:      (502)-566-8339           $ 27,500,000            22.00%

Name:  SunTrust Bank
Address:  201 Fourth Avenue North,
3rd floor, Nashville, TN 37219
Attention:  Scott Corley
Telephone:     (615)-748-5715
Telecopy:      (615)-748-5269           $ 27,500,000            22.00%

Name: National City Bank of Kentucky
Address: 101 South Fifth Street,
Louisville, KY 40202
Attention:  Deroy Scott
Telephone:     (502)-581-7821
Telecopy:      (502)-581-4224           $ 20,000,000            16.00%

Name:  Firstar Bank, N.A.
Address:  One Financial Square,
Louisville, KY 40202-3322
Attention:  Toby Rau
Telephone:     (502)-562-6648
Telecopy:      (502)-562-6460           $ 15,000,000            12.00%
                                        ------------          --------

         Total                          $125,000,000          100.000%
                                        ============          ========

                                 SCHEDULE 1.1(B)

                 COMMITMENTS OF BANKS AND ADDRESSES FOR NOTICES

                                   Page 2 of 2



           Part 2 - Addresses for Notices to Borrower and Guarantors:


AGENT:

Name:  PNC Bank, National Association
Address:  One PNC Plaza, 249 Fifth Avenue,
Pittsburgh, PA 15222
Attention:  Louis McLinden
Telephone:      (412)-762-8830
Telecopy:       (412)-705-3231


BORROWER AND GUARANTORS:

Name:             Steel Technologies Inc.
Address:          15415 Shelbyville Road
                  Post Office Box 43339
                  Louisville, KY  40253-0339
Attention:        Joseph P. Bellino
Telephone:        (502) 254-0204
Telecopy:         (502) 254-3821

                                 Exhibit 10.2(d)

                        Third Amendment of Note Agreement

                   THIRD AMENDMENT TO NOTE PURCHASE AGREEMENT

This Third Amendment to Note Agreement (the "Agreement") is entered into as of this ___ day of December, 1998, among Principal Life Insurance Company (f/k/a Principal Mutual Life Insurance Company), The Lincoln National Life Insurance Company, First Penn-Pacific Life Insurance Company, Lincoln National Reassurance Company, Lincoln National Income Fund, Inc., American States Life Insurance Company, Jefferson-Pilot Life Insurance Company, Northern Life Insurance Company and ReliaStar Life Insurance Company (collectively the "Noteholders") and Steel Technologies Inc., a Kentucky corporation, (the "Company").

                                    RECITALS:

The Company and the Noteholders entered into a Note Agreement dated as of March 1, 1995, as amended by Request of Consent to Amendment to Note Agreement dated June 13, 1997, and further amended by Request for Consent to Second Amendment to Note Agreement dated October 9, 1997 (the "Note Agreement"). In accordance with the terms of the Note Agreement, Steel Technologies Inc., issued its 8.52% Senior Notes due March 1, 2005 (the "Notes"), in the original principal amount of $40,000,000.

By letter dated December 3, 1998, the Company notified the Noteholders that Steel Technologies Ohio, Inc., has become a Subsidiary of the Company, and requested that the Note Agreement be amended to reflect that guaranties by Subsidiaries of the Company with respect to the Loan Agreement shall automatically be Subsidiary Guaranties of the Notes.

NOW, THEREFORE, in consideration of the premises set fourth above and in consideration of the mutual covenants and conditions herein contained and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and the Noteholders hereby agree as follows:

1. Recitals Incorporated. The recitals set forth above are incorporated herein by reference.

2. Amendment. Section 5.11(g)(Investments) of the Note Agreement is deleted in its entirety and the following inserted in lieu thereof:

     "(g) Guaranties by any Subsidiary of the Company's Indebtedness for borrowed money under the Loan Agreement, but only if each such Subsidiary also guaranties the Notes."

3. Representations of the Company. The Company, by its execution and delivery of this Agreement, hereby represents and warrants as follows:

     3.1 As of the date hereof, no Default or Event of Default under the Note Agreement, or under any other agreement to which the Company is subject, exists or is continuing.

     3.2 Except as otherwise disclosed to the Noteholders, the representations and warranties of the Company referred to in Section 3.1 of the Note

          Agreement are true and correct and complete in all material respects as if made on the date hereof, except as to those representations and warranties made as of a specific date, which are true and correct and materially complete as of such date.

     3.3 No dissolution proceedings with respect to the Company have been commenced or are contemplated, and there has been no material adverse change in the business, condition, or operation (financial or otherwise) of the Company taken as a whole since March 1, 1995.

     3.4 This Agreement has been duly authorized, executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company.

4.       Miscellaneous.

     4.1 Except as expressly set forth herein, the terms of this Agreement shall not operate as a waiver by the Noteholders of any of the provisions of, or otherwise prejudice, remedies or powers under the Note Agreement, the Notes or applicable law and shall not operate as a waiver of or otherwise prejudice any rights they may have against any other Person. Except as set forth herein, none of the terms or provisions of either the Note Agreement or the Note shall be modified hereby, and each of the Note Agreement and the Notes, as modified herein, shall continue in full force and effect.

     4.2 All headings and captions preceding the text of the several sections of this Agreement are intended solely for convenience of reference and shall not constitute as part of this Agreement nor shall they affect its meaning, construction, or effect.

     4.3 This Agreement embodies the entire agreement and understanding among the Principal Life, the Noteholders, and the Company with regard to the matters set forth herein, and supersedes all prior agreements and undertakings relating to such matters.

     4.4 This Agreement shall be governed by, and construed and enforced in accordance with Illinois law.

     4.5 This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed shall be deemed an original and all of which taken together shall constitute one and the same Agreement.

     4.6 This Agreement shall not become effective until the requirements set forth in Section 7.1 of the Note Agreement are satisfied.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their authorized officers as of the date first written above.


STEEL TECHNOLOGIES, INC.

By:/S/___________________________
Its:_____________________________


By:/S/___________________________
Its:_____________________________



PRINCIPAL LIFE INSURANCE COMPANY


By:/S/___________________________
Its:_____________________________


By:/S/___________________________
Its:_____________________________


THE LINCOLN NATIONAL LIFE INSURANCE COMPANY
         By:      LINCOLN INVESTMENT MANAGEMENT INC.,
                  Its Attorney-in-Fact



By:/S/_____________________________
Title:_____________________________


FIRST PENN-PACIFIC LIFE INSURANCE COMPANY
         By:      LINCOLN INVESTMENT MANAGEMENT INC.,
                  Its Attorney-in-Fact



By:/S/_____________________________
Title:_____________________________

LINCOLN NATIONAL LIFE REINSURANCE COMPANY
         By:      LINCOLN INVESTMENT MANAGEMENT INC.,
                  Its Attorney-in-Fact



By:/S/_____________________________
Title:_____________________________


LINCOLN NATIONAL INCOME FUND, INC.



By:/S/_____________________________
Title:_____________________________


AMERICAN STATES LIFE INSURANCE COMPANY



By:/S/_____________________________
Title:_____________________________


NORTHERN LIFE INSURANCE COMPANY


By:/S/_____________________________
Title:_____________________________


RELIASTAR LIFE INSURANCE COMPANY


By:/S/_____________________________
Title:_____________________________


JEFFERSON-PILOT LIFE INSURANCE COMPANY


By:/S/_____________________________
Title:_____________________________

                                 Exhibit 10.2(e)

                  Waiver and Fourth Amendment to Note Agreement

                             STEEL TECHNOLOGIES INC.
                             15415 Shelbyville Road
                           Louisville, Kentucky 40245

                           WAIVER AND FOURTH AMENDMENT

                           Dated as of August 24, 2001

                                   Relating To

                                 NOTE AGREEMENTS

                            Dated as of March 1, 1995


                       Re: $40,000,000 8.52% Senior Notes
                                Due March 1, 2005

To the Holders Named on the Signature Pages of this Waiver

     Reference is made to the separate Note Agreements, each dated as of March 1, 1995, between the undersigned, Steel Technologies Inc., a Kentucky corporation (the "Company"), and each of the Purchasers named on Schedule I thereto, as amended by the First Amendment dated as of June 13, 1997, the Second Amendment dated as of October 9, 1997 and the Third Amendment dated as of December 31, 1998 (as so amended, the "Note Agreements"). Unless otherwise herein defined or the context hereof shall otherwise require, capitalized terms used m this waiver and amendment (this "Waiver") shall have the respective meanings specified in the Note Agreements.

     The Company now requests that the Holders waive compliance with certain provisions of the Note Agreements and amend certain provisions of the Note Agreements in the respects hereinafter set forth, and, based on the representations and warranties of the Company and subject to the conditions hereinafter set forth, the Holders are willing to grant such waivers and agree to such amendments.

SECTION 1.        WAIVERS

     a) Section 5.8A. The Holders hereby waive any Default or Event of Default arising under Section 5.8.A(a) of the Note Agreements for the quarterly period ended March 31, 2001. Further, the Holders and the Company agree that, notwithstanding anything in the Note Agreements to the contrary, the Fixed Charge Coverage Ratio under Section 5.8A(a) of the Note Agreements shall be calculated for all quarterly periods from the date hereof through and including June 30, 2002, by adding back to Net Income Available for Fixed Charges (to the extent such charge has been deducted therefrom) the asset impairment charge relating to Mi-Tech Steel, Inc. and Processing Technology, Inc. in an amount not exceeding $7,500,000 incurred by the Company and its Subsidiaries during the first quarter of 2001.

     b) Section 5.6 Current Ratio. The Holders hereby waive any Default or Event of Default arising under Section 5.6 of the Note Agreements for all times prior to and including the date of this Waiver.

SECTION 2.        AMENDMENTS

     a) Section 5.6 of the Note Agreements is amended and restated to read in its entirety as follows:

          Section 5.6. Current Ratio. The Company will at all times keep and maintain the ratio of Consolidated Current Assets to Consolidated Current Liabilities at not less than 1.5 to 1; provided, however, that for purposes of this Section 5.6, the calculation of Consolidated Current Liabilities shall not include Indebtedness of the Company incurred under the Loan Agreement except (i) unless clause (ii) below applies, for the period six months immediately prior to the final maturity date of such Indebtedness or
     (ii) for the period twelve (12) months immediately prior to the final maturity date of such Indebtedness if any of the following events shall occur: (x) any default or unmatured default exists under the Loan Agreement, (y) the final maturity date for all Indebtedness of the Company incurred under the Loan Agreement has been shortened to a date earlier than August 24, 2004 or (z) the Loan Agreement shall provide for any required prepayments or amortization payments prior to the scheduled final maturity date for the Indebtedness incurred by the Company thereunder (other than mandatory prepayments required by the Loan Agreement as in effect on August 24, 2001).

     b) Section 5.7 of the Note Agreements is amended and restated to read in its entirety as follows:

          Section 5.7. Consolidated Tangible Net Worth. The Company shall not at any time permit Consolidated Tangible Net Worth to be less than Base Tangible Net Worth.

     c) Section 5.8(a)(3) of the Note Agreements is hereby amended and restated to read in its entirety as follows:

          (3) Indebtedness of the Company incurred under the Loan Agreement, as hereafter amended or replaced (to the extent not permitted by clause (2) above), provided that the aggregate amount of the Indebtedness thereunder shall not exceed $130,000,000 and provided further that at the time of incurrence thereof and after giving effect thereto and to the application of the proceeds thereof, the Company remains in compliance with
     Section 5.8A of this Agreement; and

     d) Section 5.8(a) of the Note Agreements is hereby amended to add new clauses (5) through (9) as follows:

          (5) Existing Indebtedness as of August 24, 2001 as set forth on Schedule _____ including any extensions or renewals thereof, provided there is no increase in the amount thereof or other significant change in the terms thereof unless otherwise specified on Schedule ____;

          (6) Capitalized and operating leases as and to the extent permitted hereunder;

          (7) Indebtedness secured by Purchase Money Security Interests incurred in connection with the acquisition of capital assets and other unsecured Indebtedness not exceeding $10,000,000 in the aggregate; and

          (8) Indebtedness arising with respect to any Interest Rate Protection Agreement;

          (9) Indebtedness associated with a Permitted Securitization;

     e) Section 5.8A of the Note Agreements is amended by adding the following clause (d) thereto:

          (d) Maximum Leverage Ratio. The Company shall not at the end of any quarter permit the Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended to exceed the ratio set forth below:

         Period                                        Maximum Ratio
         ------                                        -------------
         Quarters ending on or before
         September 30, 2001                              3.75 to 1.0

         Quarters ending on or after
         December 31, 2001                               3.50 to 1.0

     f) Section 5.11(g) of the Note Agreements is hereby amended and restated to read in its entirety as follows:

          (g) Guaranties by the Company's Subsidiaries of (x) the indebtedness under the Loan Agreement and related loan documents, and (y) the Notes which shall be delivered by all of the Company's Subsidiaries except for Steel Technologies De Mexico S.A. De C.V. and the Joint Ventures (and provided that any Subsidiary which executes a Guaranty of the indebtedness under the Loan Agreement shall execute and deliver a Guaranty Agreement in the form attached as Exhibit B hereto in favor of the Holders). . ;

     g) Section 5.13 of the Note Agreements is deleted in its entirety and the following is inserted in lieu thereof:

          Section 5.13. Dispositions of Assets or Subsidiaries.

          The Company shall not, and shall not permit any of its Subsidiaries to, sell, convey, assign, lease, abandon or otherwise transfer or dispose of, voluntarily or involuntarily, any of its properties or assets, tangible or intangible (including, sale, assignment, discount or other disposition of accounts, contract rights, chattel paper, equipment or general intangibles with or without recourse or of capital stock, shares of beneficial interest, partnership interests or limited liability company interests of a Subsidiary), except:

               (i) transactions involving the sale of inventory in the ordinary course of business;

               (ii) any sale, transfer or lease of assets in the ordinary course of business which are no longer necessary or required in the conduct of the Company's or such Subsidiary's business;

               (iii) any sale, transfer or lease of assets by any wholly owned Subsidiary of the Company to the Company or another wholly-owned Subsidiary;

               (iv) any sale, transfer or lease of assets in the ordinary course of business which are replaced by substitute assets acquired or leased within the parameters of Section 5.21;

               (v) sales of accounts receivable and related rights in connection with a Permitted Securitization; or

               (vi) any sale, transfer or lease of assets, other than those specifically excepted pursuant to clauses (i) through (iv) above; provided that if, after giving effect to a proposed sale, transfer or lease, the amount of proceeds received by the Company and its Subsidiaries from sales, transfers and leases described in this clause (vi) exceeds $10,000,000 in the aggregate over the term of this Agreement, then the Company shall make an optional prepayment of the Notes under Section 2.2 in a principal amount equal to the Holders' Pro Rata Share (computed on the date of such sale, transfer or lease) of the amount of the net proceeds from such sale, transfer or lease on the date of such sale, transfer or lease (and shall pay as a premium on such principal amount the Make-Whole Amount, if any, pursuant to
          Section 2.2).

     h) The following Sections 5.20, 5.21, 5.22 and 5.23 are hereby added to the Note Agreements:

          Section 5.20. Dividends and Related Distributions. The Company shall not, and shall not permit any of its Subsidiaries to, make or pay, or agree to become or remain liable to make or pay, any dividend or other distribution of any nature (whether in cash, property, securities or otherwise) on account of or in respect of its shares of capital stock, partnership interests or limited liability company interests on account of the purchase, redemption, retirement or acquisition of its shares of capital stock (or warrants, options or rights therefor), partnership interests or limited liability company interests, except dividends or other distributions payable to the Company or a wholly-owned Subsidiary and for dividends paid by the Company to its shareholders or repurchases by the Company of the stock of the Company, provided that no Default or Event of Default exists on the date of such dividend or repurchase would be created as a result of such dividend or repurchase.

          Section 5.21. Capital Expenditures and Leases. The Company shall not, and shall not permit any of its Subsidiaries to, make any payments exceeding (a) $20,000,000 in the aggregate during any 12-month period ending on or before September 30, 2002, or (b) $22,500,000 in the aggregate during any 12-month period ending after September 30, 2002, in each case on account of the purchase or lease of any assets which if purchased would constitute fixed assets or which if leased would constitute a capitalized lease, or any payments exceeding $5,000,000 in the aggregate in any fiscal year on account of the rental or lease of real or personal property of any other Person which does not constitute a capitalized lease, and all such capital expenditures and leases shall be made under usual and customary terms and in the ordinary course of business.

          Section 5.22 Subsequent Credit Terms. Upon the execution of any amendment, modification, renewal or replacement of the Loan Agreement that would make any of the covenants or defaults thereunder (or definitions related thereto) more onerous to the Company than those in effect on August 24, 2001 ("More Restrictive Provisions"), the corresponding covenants or defaults of the Notes shall be and shall be deemed to be automatically and immediately amended to conform with the More Restrictive Provisions; provided, however, that the foregoing shall not be applicable to or be deemed to affect any provision of the Notes if any such amendment, modification, renewal or replacement of the Loan Agreement is less restrictive to the Borrower. The Borrower hereby agrees promptly to execute and deliver any and all such documents and instruments and to take all such further actions as the Holders may, in their discretion, deem necessary or appropriate to effectuate the provisions of this Section 5.22.

          Section 5.23. Permitted Securitization. On or before thirty days prior to the closing of any Permitted Securitization, the Company shall provide each Holder notice thereof including a detailed description and copies of any term sheets or documentation related thereto, and thereafter promptly upon request such additional information with respect thereto as reasonably may be requested by any Holder.

     i) Sections 6.1(d) and (e) of the Note Agreements are amended and restated in their entireties to read as follows:

          (d) any Change in Control shall occur; or

          (e) Any default shall occur under the terms applicable to any Indebtedness of the Company or any Subsidiary in an aggregate amount (for all such Indebtedness so affected) exceeding $1,000,000 and such default shall (i) consist of the failure to pay such Indebtedness when due, whether by acceleration or otherwise, or (ii) accelerate the maturity of such Indebtedness or permit the holder or holders thereof, or any trustee or agent for such holder or holders, to cause such Indebtedness to become due and payable (or require the Company or any Subsidiary to purchase or redeem such Indebtedness) prior to its expressed maturity; or

     j) Section 5.19 of the Note Agreement is deleted in its entirety and the following is inserted in lieu thereof:

          In accordance with Section 5.11(g), the Company shall cause each of its Subsidiaries except for Steel Technologies De Mexico S.A. De C.V. and the Joint Ventures to execute and deliver a Guaranty Agreement in the form attached as Exhibit B hereto and the Company shall cause any newly formed or acquired Subsidiary of the Company to execute and deliver such Guaranty Agreement immediately after such Subsidiary is formed or acquired. Notwithstanding the foregoing, the Company shall cause any Subsidiary of the Company which executes a Guaranty of the indebtedness under the Loan Agreement to execute and deliver a Guaranty Agreement in the form attached as Exhibit B hereto in favor of the Holders.

     k) (i) The following definitions are each added to Section 8.1 of the Note Agreements, each in its appropriate alphabetical position:

          "Base Tangible Net Worth" shall mean the sum of $95,000,000 plus the sum of (i) 50% of consolidated net income of the Company and its Subsidiaries for each fiscal quarter in which net income was earned (as opposed to a net loss) during the period from March 31, 2001 through the date of determination, and (ii) 100% of the net cash proceeds received by the Company from any issuance of its capital stock after August 24, 2001.

          "Change in Control" shall mean (i) the acquisition by any Person or "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of more than 50% of the Voting Stock of the Company, including any such acquisition by merger or consolidation, or (ii) the acquisition by any Person or "group" (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of more than 20% of the Voting Stock of the Company, including any such acquisition by merger or consolidation, and, at any time following an acquisition described in this clause (ii), the Continuing Directors shall not constitute a majority of the Board of Directors of the Company.

          "Consolidated Tangible Net Worth" shall mean as of any date of determination total stockholders' equity less intangible assets of the Company and its Subsidiaries as of such date determined and consolidated in accordance with GAAP.

          "Continuing Director" shall mean any member of the Board of Directors of the Company who is a member of such Board on August 24, 2001 and any Person who is a member of such Board and whose nomination as director was approved by a majority of the Continuing Directors then on the Board of Directors of the Company.

          "EBITDA" for any period of determination shall mean the sum of net income, depreciation, amortization, interest expense, income tax expense and the Second Quarter Joint Venture Investment Charge, in each case of the Company and its Subsidiaries for such period determined and consolidated in accordance with GAAP.

          "Holders' Pro Rata Share" shall mean, as of any date of determination,
     (A) if no default or unmatured event of default which has resulted in the termination of the Commitments under the Loan Agreement exist on such date, the fraction obtained by dividing (1) the principal amount outstanding under the Notes (the "Outstanding Note Balance"), by (2) the sum of the Outstanding Note Balance plus the amount of the Commitments (as defined in the Loan Agreement as in effect as of August 24, 2001 or the corresponding provision in any replacement agreement) provided that any payments received by the banks party to the Loan Agreement as a result of any Transaction described in Sections 5.13 and 5.8(a)(9), when received, permanently reduce such Commitments or (B) if a default or unmatured event of default exist on such date which has resulted in the termination of the Commitments under the Loan Agreement, the fraction obtained by dividing (1) the Outstanding Note Balance, by (2) the sum of the Outstanding Note Balance plus the amount of all (x) Letters of Credit (as defined in the Loan Agreement (including any definitions referred to in such definition) as in effect as of August 24, 2001 or the corresponding definition in any replacement agreement provided that there are not material differences between such definition in such replacement agreement and such definition in the original Loan Agreement) issued and outstanding and (y) Loans (as defined in the Loan Agreement (including any definitions referred to in such definition) as in effect as of August 24, 2001 or the corresponding definition in any replacement agreement provided that there are not material differences between such definition in such replacement agreement and such definition in the original Loan Agreement) advanced prior to the date of such default or unmatured event of default and Commitment termination, provided that any payments received by the banks party to the Loan Agreement as a result of any transaction described in Sections 5.13 or 5.8(a)(9), when received, permanently reduce the Commitments.

          "Interest Rate Protection Agreement" shall mean the interest rate protection agreement entered into by the Company in accordance with Section
     7.1.12 of the Loan Agreement (as in effect as of August 24, 2001 or the corresponding provisions in any replacement agreement provided that there are not material differences between such provisions in such replacement agreement and such provisions in the original Loan Agreement) for a period of at least two (2) years (i) in an amount equal to at least $30,000,000, and (ii) with such other terms and conditions as are reasonable and customary. Documentation for such agreement shall be in a standard International Swap Dealer Association Agreement, shall provide for the method of calculating the reimbursable amount of the provider's credit exposure in a reasonable and customary manner, shall be reasonable and customary and shall not require that any collateral be provided as security for such agreement.

          "Joint Ventures" shall mean (i) Mi-Tech Steel, Inc., a joint venture formed by the Borrower and Mitsui Steel Development Company, and (ii)
     Processing Technology, Inc., a joint venture formed by the Steel Technologies, LTV Corporation and Mitsui Steel Development Company, and
     (iii) other partnerships or joint ventures to which the Borrower is now or in the future a party.

          "Leverage Ratio" shall mean, as of the end of each fiscal quarter, the ratio of consolidated Indebtedness of the Company and its Subsidiaries on such date to the EBITDA for the four fiscal quarters ending on such date.

          "Permitted Securitization" shall mean a sale to a bankruptcy remote entity of accounts receivable and related rights of the Company and its Subsidiaries in connection with a securitization thereof provided that
     (1) the net proceeds thereof and contingent liabilities thereunder shall not exceed $50 million in the aggregate, (2) the Company shall deliver notice thereof to the Holders at least 30 days before the closing thereof and otherwise comply with Section 5.23, and (3) the Company shall have made a prepayment under Section 2.2 of the Note Agreement of such principal amount of the Notes as is equal to the Holders' Pro Rata Share of the net proceeds received by the Company in connection with such sale (together with the Make-Whole Amount, if any, payable on such principal amount pursuant to Section 2.2 of the Note Agreement).

          "Purchase Money Security Interest" shall mean Liens upon tangible personal property securing loans to the Company or any of its Subsidiaries or deferred payments by the Company or any of its Subsidiaries for the purchase of such tangible personal property.

          "Second Quarter Joint Venture Investment Charge" shall mean the asset impairment charge relating to Mi-Tech Steel, Inc. and Processing
     Technology, Inc. in an amount not exceeding $7,500,000 incurred by the Company in its fiscal quarter ending March 31, 2001.

          "Voting Stock" shall mean the shares of capital stock or other securities of the Company entitled to vote generally in the election of the directors of the Company.

               (ii) The definition of "Loan Agreement" in Section 8.1 of the Note Agreements is deleted in its entirety and the following is inserted in lieu thereof:

          "Loan Agreement" shall mean that certain Credit Agreement dated as of August 24, 2001 among the Company, PNC Bank, National Association, as agent and the other banks named on the signature pages thereof (as the same may be amended, modified, waived or supplemented from time to time, and any extension, renewal or replacement thereof, except as otherwise set out herein).

SECTION 3.        REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The Company represents and warrants to the Holders that:

          (a) This Waiver has been duly authorized by all necessary corporate action on the part of the Company, and this Waiver constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

          (b) The Note Agreements, as amended by this Waiver, constitute the legal, valid and binding obligations, contracts and agreements of the Company enforceable against it in accordance with their respective terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws or equitable principles relating to or limiting creditors' rights generally.

          (c) No written statement furnished by the Company to the Holders in connection with the solicitation of this Waiver contains any untrue statement of a material fact or omits a material fact necessary to make the statements contained therein or herein not misleading. There is no fact peculiar to the Company or its Subsidiaries which the Company has not disclosed to the Holders in writing which materially affects adversely nor, so far as the Company can now foresee, will materially affect adversely the properties, business, prospects, profits or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole.

          (d) The execution, delivery and performance by the company of this Waiver will not (i) contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of the Company or any Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other agreement or instrument to which the Company or any Subsidiary is bound or by which the Company or any Subsidiary or any of their respective properties may be bound or affected, (ii) conflict with a result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Company or any Subsidiary or (iii) violate any provision of any statute or other rule or regulation of any Governmental Authority applicable to the Company or any Subsidiary.

          (e) No fee or other consideration has been or will be paid to any of the banks who are parties to the Loan Agreement in connection with their consent to the Waiver.

          (f) No Default or Event of Default has occurred and is continuing, and, giving effect to the execution and delivery of this Waiver, no Default or Event of Default will have occurred and be continuing.

          (g) All the representations and warranties contained in Section 3.1 of the Note Agreements are true and correct with the same force and effect as if made by the Company on and as of the date hereof (other than any representation and warranty that expressly relates to a specified earlier date, which was true and correct as of such date).

SECTION 4. CONDITIONS. This Waiver shall become effective on the date (the "Effective Date") when the following conditions shall have been satisfied:

          (a) executed counterparts of this Waiver, duly executed by the Company and the holders of all of the Notes, shall have been delivered to the Holders;

          (b) the Holders shall have received a copy of the resolutions of the Board of Directors of the Company authorizing the execution, delivery and performance by the Company of this Waiver, certified by the Company's Secretary or an Assistant Secretary;

          (c) the  representations  and  warranties  of the Company set forth in
     Section 3 hereof are true and correct on and with respect to the date hereof;

          (d) the Holders shall have received the favorable opinion of counsel to the Company as to the matters set forth in Sections 3(a), 3(b) and 3(d) hereof, which opinion shall be in form and substance satisfactory to the Holders and as to such other matters as may be requested by the Holders;

          (e) the Holders shall have received a Guaranty Agreement, substantially in the form previously executed by Wabash Steel Corporation, Steel Technologies North Carolina, Inc., Steel Technologies, L.P., Steel Technologies Corp., Steel Technologies, LLC, a South Carolina limited liability company, and Steel Technologies, LLC, an Ohio limited liability company (collectively, the "Prior Guarantors"), executed and delivered by each Subsidiary of the Company that is not a Prior Guarantor;

          (f)  the  Holders  shall  have   received  a  Guarantor   Consent  and
     Acknowledgment, as set forth at the foot hereof, executed and delivered by each Prior Guarantor;

          (g) the Holders shall have received a counterpart of an Intercreditor Agreement, in the form of Exhibit A hereto, executed by PNC Bank, National Association, as agent under the Loan Agreement (defined below) and by the Holders;

          (h) each Holder shall have received a true and correct copy certified Secretary of the Company of the Loan Agreement; and

          (i) each Holder shall have received the payment in cash of an amendment fee in the amount of 0.20% of the principal amount of such Holder's Note.

SECTION 5. PAYMENT OF HOLDERS' COUNSEL FEES AND EXPENSES. The Company agrees to pay upon demand, the reasonable fees and expenses of Mayer, Brown & Platt, special counsel to the Holders, in connection with the negotiation, preparation, approval, execution and delivery of this Waiver.

SECTION 6.        MISCELLANEOUS.

     Section 6.1 Construction. This Waiver shall be construed in connection with and as part of each of the Note Agreements, and except to the extent amended or waived by this Waiver, all terms, conditions and covenants contained in the Note Agreements and the Notes are hereby ratified and shall be and remain in full force and effect.

     Section 6.2 Notices. Any and all notices, requests, certificates and other instruments executed and delivered after the execution and delivery of this Waiver may refer to the Note Agreements without making specific reference to this Waiver but nevertheless all such references shall include this Waiver unless the context otherwise requires.

     Section 6.3 Captions. The descriptive headings of the various Sections or parts of this Waiver are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.

     Section 6.4 Governing Law. This Waiver shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the law of the State of Illinois excluding choice-of-law principles of the law of such State that would require the application of the laws of a jurisdiction other than such State.

     Section 6.5 Counterparts. The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Waiver may be executed in any number of counterparts, each executed counterpart constituting an original, but all together only one agreement.

STEEL TECHNOLOGIES INC.                         STEEL TECHNOLOGIES INC.


By:/S/__________________________                By:/S/__________________________
      Joseph P. Bellino,                        John M. Baumann,
      Chief Financial Officer                   Secretary


                    PRINCIPAL LIFE INSURANCE COMPANY
                    (formerly known as Principal Mutual Life Insurance Company)

                    By: Principal Capital Management, LLC, a Delaware limited liability company, its authorized signatory


                                                     By:/S/_____________________
                                                            Name:
                                                            Title:

                                                     By:/S/_____________________
                                                            Name:
                                                            Title:

                     FIRST PENN-PACIFIC LIFE INSURANCE COMPANY

                     By:   Lincoln Investment Management, Inc. its
                           Attorney-in-Fact

                                     and

                     THE LINCOLN NATIONAL LIFE INSURANCE COMPANY

                     By:   Lincoln Investment Management, Inc., its
                           Attorney-in-Fact

                                     and

                     LINCOLN NATIONAL REASSURANCE COMPANY,
                     the successor by corporate merger to the interests of Lincoln National Life Reinsurance Company

                     By:   Lincoln Investment Management, Inc., its
                           Attorney-in-Fact

                                     and

                     LINCOLN NATIONAL INCOME FUND, INC.


                                                     By:/S/_____________________
                                                           Name:
                                                           Title:

                    JEFFERSON-PILOT LIFE INSURANCE COMPANY
                                                     By:/S/_____________________
                                                           Name:
                                                           Title:

                    NORTHERN LIFE INSURANCE COMPANY and
                    RELIASTAR LIFE INSURANCE COMPANY, as Successor to Northwestern National Life Insurance Company


                                                     By:/S/_____________________
                                                           Name:
                                                           Title:

                     AMERICAN STATES LIFE INSURANCE COMPANY
                     c/o SAFECO ASSET MANAGEMENT


                                                     By:/S/_____________________
                                                           Name:
                                                           Title:

GUARANTOR ACKNOWLEDGMENT AND AGREEMENT

     Each of the undersigned consents and agrees to and acknowledges the terms of the foregoing Waiver and Fourth Amendment dated as of August 24, 2001. Each of the undersigned specifically acknowledges the terms of and consents to the amendments set forth therein. Each of the undersigned further agrees that the obligations of each of the undersigned pursuant to the Guaranty Agreement executed by each of the undersigned shall remain in full force and effect and be unaffected thereby.

                     WABASH STEEL CORPORATION
                     STEEL TECHNOLOGIES NORTH CAROLINA, INC.
                     STEEL TECHNOLOGIES, L.P.
                     STEEL TECHNOLOGIES CORP.
                     STEEL TECHNOLOGIES, LLC, a South Carolina limited liability company
                     STEEL TECHNOLOGIES, LLC, an Ohio limited liability company


By:/S/__________________________                By:/S/__________________________
      Joseph P. Bellino,                              John M. Baumann,
      Chief Financial Officer                         Secretary

                                EXHIBIT 13 2001
                         ANNUAL REPORT TO SHAREHOLDERS


Steel Technologies Inc.
Selected Financial Data
(In thousands, except per share results)

                                             Years Ended September 30
                                             ------------------------
INCOME STATEMENT DATA                 2001     2000     1999    1998     1997
-------------------------------------------------------------------------------
Sales(1)                           $436,828 $469,253 $418,799 $390,239 $351,208
Cost of goods sold(1)               388,363  418,680  361,192  346,143  314,032
Gross profit                         48,465   50,573   57,607   44,096   37,176
Selling, general and
   administrative expenses           29,535   28,251   26,108   22,144   19,989
Equity in net income (loss) of
   unconsolidated corporate
   joint ventures(2)                 (6,832)     898    1,095      537    1,609
Operating income                     12,098   23,220   32,594   22,489   18,796
Income before income taxes            5,497   16,177   25,233   16,410   13,123
Net income                              764   10,212   15,572    9,803    8,502
Diluted earnings per common share   $  0.07  $  0.94 $   1.38 $   0.82 $   0.71
Diluted weighted average number
   of common shares outstanding      10,308   10,857   11,256   11,989   12,057
Basic earnings per common share     $  0.07  $  0.94 $   1.39 $   0.82 $   0.71
Basic weighted average number of
   common shares outstanding         10,267   10,818   11,230   11,942   11,976
Cash dividends per common share     $  0.07  $  0.12 $   0.11 $   0.10 $   0.10

                                                    September 30
                                   --------------------------------------------
BALANCE SHEET DATA                    2001     2000     1999     1998    1997
-------------------------------------------------------------------------------
Working capital                    $ 80,532 $ 97,428 $ 89,418 $ 80,319 $ 90,317
Total assets                        287,658  315,389  289,105  266,481  257,510
Long-term debt                       89,110  115,394   90,209   88,300   97,190
Shareholders' equity                124,985  127,032  124,439  113,676  108,829


                                             Years Ended September 30
                                             ------------------------
OTHER DATA                            2001     2000     1999     1998    1997
-------------------------------------------------------------------------------
Capital expenditures, including
   acquisitions and investments in
   joint ventures                  $ 11,033  $ 32,010 $ 18,304 $ 25,414 $ 25,341
Shareholders' equity per common
   share                              12.23     12.14    11.17     9.81     9.07
Depreciation and amortization        15,351    13,929   12,852   11,860   10,500


(1) All amounts billed to customers relating to shipping and handling have been reclassified from cost of goods sold to sales.

(2) 2001 includes $7.5 million impairment charge (see Note 5 of the Company's Notes to Consolidated Financial Statements).

Steel Technologies Inc.
Selected Quarterly Financial Data
(In thousands, except per share results)


Fiscal Year 2001                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales(1)                          $112,863  $108,692  $109,247  $106,026
Gross profit                        11,468    12,377    12,895    11,725
Net income (loss)                    1,782    (5,356)    2,571     1,767
Diluted earnings (loss) per
   common share                   $   0.33  $   0.30  $   0.24  $   0.07
Basic earnings (loss) per
   common sharee                  $   0.33  $   0.30  $   0.24  $   0.07


Fiscal Year 2000                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales(1)                          $106,817  $123,060  $123,986  $115,390
Gross profit                        13,221    14,620    12,587    10,145
Net income                           3,651     3,294     2,552       715
Diluted earnings per common share $   0.33  $   0.30  $   0.24  $   0.07
Basic earnings per common sharee  $   0.33  $   0.30  $   0.24  $   0.07


(1) All amounts billed to customers relating to shipping and handling have been reclassified from cost of goods sold to sales.


Market Price and Dividend Information:

The Company's common stock trades on The Nasdaq Stock Market under the symbol STTX. At October 31, 2001, there were approximately 471 shareholders of record. The Company's current dividend policy provides for semiannual payments of cash dividends. The following table shows cash dividends and high and low prices for the common stock for each quarter of fiscal 2001 and 2000. Nasdaq National Market System quotations are based on actual transactions.

                                                         Stock Price
                                            ------------------------------------
Fiscal Year 2001                             High         Low       Dividends
--------------------------------------------------------------------------------
First Quarter                               $ 6.500     $ 4.750      $ 0.06
Second Quarter                              $ 7.063     $ 5.250
Third Quarter                               $ 7.500     $ 5.688      $ 0.06
Fourth Quarter                              $ 8.380     $ 6.060

                                                         Stock Price
                                            ------------------------------------
Fiscal Year 2000                             High         Low       Dividends
--------------------------------------------------------------------------------
First Quarter                               $14.875     $ 9.750      $ 0.06
Second Quarter                              $15.250     $ 7.625
Third Quarter                               $ 8.688     $ 6.000      $ 0.06
Fourth Quarter                              $ 7.563     $ 5.375

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

RESULTS OF OPERATIONS - FISCAL 2001 COMPARED TO FISCAL 2000

Steel Technologies posted sales of $436,828,000 in fiscal 2001, a decrease of 7% from 2000 sales of $469,253,000. Tons shipped of Company-owned steel products in fiscal 2001 decreased approximately 2% compared to fiscal 2000 while the average selling price of Company-owned steel products for the year decreased approximately 5% from the previous year.

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

The gross profit margin was 11.1% in 2001 and was relatively consistent with the gross profit margin in 2000 of 10.8%. The lower selling prices were offset by production cost efficiencies and slightly lower raw material costs in 2001 compared to 2000. Should raw material costs increase, gross margins could be negatively affected. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Sales, general and administrative costs increased 4.5% in fiscal 2001 and were 6.8% and 6.0% of sales in 2001 and 2000, respectively. The increase was primarily a result of additional expenses from the acquisition of Custom Steel Inc. and Custom Steel Processing Corp., collectively Custom Steel (now wholly owned subsidiaries of the Company) in January 2000 and an increase in the allowance for doubtful accounts attributable to the weakening economy. Steel Technologies continues to actively manage the level at which selling, general and administrative expenses are added to its cost structure.

The Company's share of (loss) income of its joint venture operations was ($6,832,000) in 2001 and $898,000 in 2000. This includes approximately $7.5 million of asset impairment charges before taxes recorded by the Company during the second fiscal quarter of 2001 relating to its joint venture operations (see
Note 5 of the Company's Notes to Condensed Consolidated Financial Statements).

Net interest expense decreased to $6,601,000 in 2001 from $7,043,000 in 2000. The decrease is attributable to lower average borrowings and declining interest rates experienced by the Company on its variable rate debt in fiscal 2001.

Excluding the asset impairment charges included in equity in net income (loss) of joint ventures during the second quarter of fiscal 2001 and the related tax benefit of approximately $500,000, the Company's effective income tax rate was approximately 40.3% in fiscal 2001 compared to 36.9% in fiscal 2000. The increase in 2001 is attributable to lower earnings for 2001 which resulted in a higher percentage of items not deductible for tax purposes including goodwill amortization.

RESULTS OF OPERATIONS - FISCAL 2000 COMPARED TO FISCAL 1999

Steel Technologies posted record sales of $469,253,000 in fiscal 2000, an increase of 12% from 1999 sales of $418,799,000. Tons shipped of Company-owned steel products in fiscal 2000 increased approximately 10% compared to fiscal 1999 while the average selling price of Company-owned steel products for the year increased approximately 2% from the previous year. Custom Steel Inc. and Custom Steel Processing Corp., collectively Custom Steel (now wholly owned subsidiaries of the Company), acquired on January 12, 2000, added $17,091,000 of revenues in 2000. Sales of existing Steel Technologies steel processing operations increased by approximately $33,363,000 or 8% from a year ago.

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

Sales, general and administrative costs increased 8% in fiscal 2000, while sales increased 12% for 1999. The increase in selling, general and administrative expenses was primarily attributable to additional expenses from the addition of Custom Steel and additional marketing expenses to support recent capacity expansions in Ohio and South Carolina and sales growth in Mexico. Sales, general and administrative expenses were 6.1% and 6.4% of sales in 2000 and 1999, respectively.

The Company's share of the income of Mi-Tech Steel, Inc., an unconsolidated corporate joint venture, was $898,000 in 2000 and $1,096,000 in 1999. An increase in raw material costs and a weaker steel market in the southeastern United States region serviced by the Decatur, Alabama operation have adversely impacted Mi-Tech Steel's profitability for fiscal 2000 as compared to fiscal 1999.

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

The Company's effective income tax rate was approximately 36.9% in 2000 and 38.2% in 1999. The decrease is attributable primarily to a higher percentage of overall earnings from the Mi-Tech Steel joint venture, which are not fully taxable to the Company, and a reduction in state income taxes realized from restructuring the Company in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001,  Steel  Technologies  had $80,532,000 of working capital, maintained a current ratio of 2.4:1 and had total debt at 43% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and overall market. During 2001, inventories decreased $12,981,000 as the Company reduced its inventory levels to reflect management's efforts to increase inventory turnover. Accounts receivable decreased by $2,428,000 from the lower level of customer sales and accounts payable decreased $1,544,000. These factors, along with non-cash charges for equity in net loss of corporate joint ventures, depreciation and amortization, contributed to $37,547,000 of cash provided by operations.

Capital expenditures for 2001 totaled $9,830,000. The major expenditures were for the completion of the construction of Matamoros, Mexico facility and certain productivity improvement projects. Steel Technologies continues to expand production capacity to serve the growing needs of customers and invest in automation to improve productivity and make its operations more efficient. For fiscal 2002, the capital additions to all facilities are expected to approximate $10,000,000.

Steel Technologies maintains an equity investment of approximately $19,000,000 in its 90%-owned Mexican subsidiary. As of January 1, 1999, the Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of the Mexican subsidiary are translated into U.S. dollars at the period end rate of exchange, and revenues and expenses are translated at average rates of exchanges in effect during the periods. Resulting translation adjustments are reported as a component of comprehensive income. Foreign currency transaction gains and losses are included in net income when incurred. Prior to January 1, 1999, the Mexican economy was considered hyper-inflationary. Accordingly, the Company used the monetary/non-monetary method of accounting for foreign currency translation. Under the monetary/non-monetary method, non-monetary assets and liabilities were translated at historical rates of exchange and the functional currency was the U.S. dollar.

In September 2001, the Company purchased 49% of Ferrolux Metals Co., LLC (Ferrolux) from Ferragon Corporation. Ferrolux operates a facility in Wayne, Michigan as a steel processor specializing in exposed automotive products. The Ferrolux joint venture is accounted for by the equity method of accounting and did not have a material impact on the Company's results of operations during 2001.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $8,250,000 of the bank financing required for the working capital purposes of Mi-Tech Steel. Additional equity contributions to the joint venture are not expected for the foreseeable future, but, if required, would be financed with available funds from the Company's bank line of credit.

The Company has a $125,000,000 line of credit agreement expiring on August 31, 2004, with various variable options on the interest rate, none of which are greater than the bank's prime. During 2001, the Company borrowed $70,000,000 and repaid $96,249,000 in debt as a result of refinancing its credit facility during 2001 and from cash generated from operations. At September 30, 2001 and 2000, there was $66,000,000 and $86,000,000, respectively, outstanding on the credit facility.

Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout fiscal 2002. At this time, the Company has no known material obligations, commitments or demands that must be met beyond the next twelve months other than the ten-year private placement note. The Company has approximately $22,840,000 outstanding at September 30, 2001 on the ten-year note which requires annual principal payments of approximately $5,700,000 through March 2005. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

Provisions contained in the Company's various debt agreements require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. The Company is in compliance with all of its loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures or acquisitions.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. The Company has purchased to date 1,823,000 shares for an aggregate of $15,203,000 as of September 30, 2001. During fiscal 2001 and 2000, the Company repurchased approximately 253,000 and 690,000 shares of common stock for $1,392,000 and $6,688,000, respectively.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

              IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial  Accounting  Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated or completed after June 30, 2001. The Company will apply the provisions of SFAS No. 141 to any future business combinations.

In addition, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS No. 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 is effective for the Company beginning on October 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under SFAS No. 142 for all goodwill recorded as of October 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. Management of the Company is currently analyzing the impact of SFAS No. 142 and cannot estimate the impact of the adoption of SFAS No. 142 as of October 1, 2002 at this time.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 121 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Management of the Company is currently analyzing the impact of SFAS No. 144 and cannot estimate the impact of the adoption of SFAS No. 144 as of October 1, 2002 at this time.

                             STEEL TECHNOLOGIES INC.
                           Consolidated Balance Sheets
                          (In thousands, except shares)

                                                         September 30
                                                  --------------------------
                                                     2001            2000
----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents....................   $   3,380       $   4,469
  Trade accounts receivable, less
    allowance for doubtful accounts:
    $2,671 in 2001 and $1,327 in 2000..........      64,632          67,039
  Inventories..................................      66,951          79,925
  Deferred income taxes........................       2,998           2,579
  Prepaid expenses and other assets............       1,364           1,043
                                                  ---------       ---------
      Total current assets ....................     139,325         155,055
                                                  ---------       ---------
Property, plant and equipment (at cost), net of
   accumulated depreciation                         112,405         118,214
                                                  ---------       ---------
Investments in corporate joint ventures              15,127          20,756
Goodwill, net of amortization .................      18,879          19,613
Other assets ..................................       1,922           1,751
                                                  ---------       ---------
                                                  $ 287,658       $ 315,389
                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $  43,088       $  44,645
   Accrued liabilities ........................       8,073           6,734
   Income taxes payable .......................       1,349             --
   Long-term debt due within one year .........       6,283           6,248
                                                  ---------       ---------
      Total current liabilities ...............      58,793          57,627

Long-term debt ................................      89,110         115,394
Deferred income taxes .........................      14,437          15,240
Other long term liabilities ...................         333              96
                                                  ---------       ---------
     Total liabilities ........................     162,673         188,357
                                                  ---------       ---------
Commitments and contingencies .................        --              --

Shareholders' equity:
   Preferred stock, no par value;
     authorized shares: 500,000 shares;
     none issued or outstanding ...............        --              --
   Common stock, no par value; 50,000,000 shares
     authorized; issued and outstanding shares:
     10,216,949 in 2001 and 10,460,325 in .....      17,348          17,287
   Treasury stock at cost: 1,823,000 shares in
     2001 and 1,570,000 shares in 2000 ........     (15,203)        (13,811)
   Additional paid-in capital .................       4,909           4,909
   Retained earnings ..........................     119,652         120,125
   Accumulated other comprehensive loss .......      (1,721)         (1,478)
                                                  ---------       ---------
     Total shareholders' equity ...............     124,985         127,032
                                                  ---------       ---------
                                                  $ 287,658       $ 315,389
                                                  =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                        Consolidated Statements of Income
                    (In thousands, except per share results)

                                          For the Years Ended September 30
                                          --------------------------------
                                             2001       2000       1999
--------------------------------------------------------------------------
Sales ..................................   $436,828   $469,253   $418,799
Cost of goods sold .....................    388,363    418,680    361,192
                                           --------   --------   --------
  Gross profit .........................     48,465     50,573     57,607
Selling, general and administrative
  expenses .............................     29,535     28,251     26,108
Equity in net (loss) income of
  unconsolidated corporate joint
  ventures (including impairment charge
  of $7.5 million) .....................     (6,832)       898      1,095
                                           --------   --------   --------
  Operating income .....................     12,098     23,220     32,594
Interest expense .......................      6,601      7,043      7,361
                                           --------   --------   --------
  Income before income taxes ...........      5,497     16,177     25,233
Provision for income taxes .............      4,733      5,965      9,661
                                           --------   --------   --------
  Net income ...........................   $    764   $ 10,212   $ 15,572
                                           ========   ========   ========
Weighted average number of common shares
  outstanding-diluted ..................     10,308     10,857     11,256
                                           --------   --------   --------
Diluted earnings per common share ......   $   0.07   $   0.94   $   1.38
                                           --------   --------   --------
Weighted average number of common shares
  outstanding-basic ....................     10,267     10,818     11,230
                                           --------   --------   --------
Basic earnings per common share ........   $   0.07   $   0.94   $   1.39
                                           --------   --------   --------


                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                           For the Years Ended September 30
                                           --------------------------------
                                             2001       2000        1999
---------------------------------------------------------------------------
Net income .............................   $    764   $ 10,212   $ 15,572
  Foreign currency translation
    adjustment .........................        121        320       (358)
  Change in unrealized loss on cash flow
    hedges, net of tax of $227 .........       (364)       --         --
                                           --------   --------    -------
Comprehensive income ...................   $    521   $ 10,532   $ 15,214
                                           ========   ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Consolidated Statements of Shareholders' Equity
                    (In thousands, except per share amounts)

                                                          For the Years Ended September 30, 2001, 2000 and 1999
                                     -----------------------------------------------------------------------------------------------

                                        Common Stock         Treasury Stock                                Accumulated
                                     ------------------   --------------------   Additional                   Other
                                                                                   Paid-In    Retained     Comprehensive
                                      Shares    Amount      Shares    Amount       Capital    Earnings        Loss          Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 1998 ......   11,582   $ 16,928       421   $ (3,792)     $  4,909      $ 97,071      $ (1,440)    $113,676
Net income ........................                                                               15,572                     15,572
Net issuance of common stock under
   incentive stock option plan ....       14        212                                              (92)                       120
Repurchase of common stock under
   stock repurchase program .......     (459)                 459     (3,331)                                                (3,331)
Cash dividends on common stock
  ($.11 per share) ................                                                               (1,240)                    (1,240)
Foreign currency translation
  adjustment ......................                                                                               (358)        (358)
                                     -------   --------     -----   --------      --------      --------      --------     --------
Balances, September 30, 1999 ......   11,137   $ 17,140       880   $ (7,123)     $  4,909      $111,311      $ (1,798)    $124,439
Net income ........................                                                               10,212                     10,212
Net issuance of common stock under
  incentive stock option plan .....       13        147                                              (87)                        60
Repurchase of common stock under
   stock repurchase program .......     (690)                 690     (6,688)                                                (6,688)
Cash dividends on common stock
  ($.12 per share).................                                                               (1,311)                    (1,311)
Foreign currency translation
  adjustment ......................                                                                                320          320
                                     -------   --------     -----   --------      --------      --------      ---------    --------
Balances, September 30, 2000 ......   10,460   $ 17,287     1,570   $(13,811)     $  4,909      $120,125      $ (1,478)    $127,032
Net income ........................                                                                  764                        764
Net issuance of common stock under
   incentive stock option plan.....       10         61                                                                          61
Repurchase of common stock under
   stock repurchase program........     (253)                 253   $ (1,392)                                                (1,392)
Cash dividends on common stock
  ($.12 per share).................                                                               (1,237)                    (1,237)
Foreign currency translation
  adjustment ......................                                                                                121          121
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                               (364)        (364)
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2001 ......   10,217   $ 17,348     1,823   $(15,203)     $  4,909      $119,652      $ (1,721)    $124,985
                                     =======   ========     =====   ========      ========      =========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       For the Years Ended September 30
                                                                       --------------------------------
                                                                         2001        2000        1999
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................   $    764    $ 10,212    $ 15,572
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation .................................................     14,620      13,306      12,468
      Amortization .................................................        731         623         384
      Deferred income taxes ........................................       (995)      1,924      (1,148)
      Equity in net loss (income) of corporate joint ventures ......      6,832        (898)     (1,095)
      Loss (gain) on sale of property plant and equipment ..........         82          23        (276)
      Increase (decrease) in cash resulting
        from changes in:
          Trade accounts receivable ................................      2,428     (10,614)     (6,127)
          Inventories ..............................................     12,981       2,744      (4,481)
          Prepaid expenses and other assets ........................       (665)       (688)       (404)
          Accounts payable .........................................     (1,544)     (2,264)      8,513
          Accrued liabilities ......................................      2,313      (4,288)      3,903
                                                                       --------    --------    --------
Net cash provided by operating activities ..........................     37,547      10,080      27,309
                                                                       --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......................     (9,830)    (19,888)    (17,704)
  Proceeds from sale of property, plant and equipment ..............        977         327       3,626
  Acquisition, net of cash acquired ................................        --      (12,122)        --
  Investment in unconsolidated corporate joint ventures ............     (1,203)        --         (600)
                                                                       --------    --------    --------
Net cash used in investing activities ..............................    (10,056)    (31,683)    (14,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .....................................     70,000      49,000      24,800
  Principal payments on long-term debt .............................    (96,249)    (26,839)    (25,303)
  Cash dividends on common stock ...................................     (1,237)     (1,311)     (1,240)
  Repurchase of common stock .......................................     (1,392)     (6,688)     (3,331)
 Net issuance of common stock under
    stock option plans .............................................         61          60         120
 Other .............................................................        175        (700)          2
                                                                       --------    --------    --------
Net cash provided by (used in) financing activities ................    (28,642)     13,522      (4,952)
                                                                       --------    --------    --------
Effect of exchange rate changes on cash ............................         62         (28)        121
                                                                       --------    --------    --------
Net (decrease) increase in cash and cash equivalents ...............     (1,089)     (8,109)      7,800
Cash and cash equivalents, beginning of year .......................      4,469      12,578       4,778
                                                                       --------    --------    --------
Cash and cash equivalents, end of year .............................   $  3,380    $  4,469    $ 12,578
                                                                       ========    ========    ========

Supplemental Cash Flow Disclosures:
  Cash payments for interest .......................................   $  7,232    $  7,887    $  7,005
  Cash payments for taxes ..........................................   $  3,955    $  7,151    $  9,752

Supplemental Schedule of Noncash Investing and Financing Activities:
  Fair value of assets acquired, net of cash acquired of
  $1,228 and $457, respectively ....................................   $    --     $ 17,914    $    --
Liabilities assumed ................................................        --        5,792         --
                                                                       --------    --------    --------
Net cash paid ......................................................   $    --     $ 12,122         --
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

Depreciation and Amortization: Depreciation is computed using the straight-line method with the following estimated useful lives:

         Buildings and improvements 20-45 years
         Machinery and equipment    3-12 years

When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in results of operations. Maintenance and repairs are expensed in the year incurred. The Company capitalizes interest costs as part of the cost of constructing major facilities. Interest costs of $285,000, $481,000 and $162,000 were capitalized in 2001, 2000 and 1999, respectively.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired through acquisitions accounted for using the purchase method of accounting. Goodwill is being amortized on a straight-line basis over a 30 year life. Accumulated amortization approximated $2,306,000 and $1,575,000 at September 30, 2001 and 2000, respectively.

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

Revenue Recognition: The Company recognizes revenue when the customer takes title to goods shipped and risk of loss passes to the customer.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted the accounting and disclosure requirements described in SAB 101 on July 1, 2001. The adoption of SAB 101 did not have a material impact on the Company's results of operations or its financial position.

The Company also adopted Emerging Issues Task Force Issue No. 00-10 (EITF 00-10), "Accounting for Shipping and Handling Revenues and Costs" on July 1, 2001 which requires classifying all amounts billed to a customer related to shipping and handling as revenue and all shipping and handling expenses as cost of goods sold. In conformance with EITF 00-10, the Company reclassified all shipping and handling amounts billed to customers as sales from costs of goods sold.

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

Foreign Currency Translation: As of January 1, 1999, the Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of the Mexican subsidiary are translated into U.S. dollars at the year-end rate of exchange, and revenues and expenses are translated at average rates of exchange in effect during the period. Resulting translation adjustments are reported as a component of comprehensive income. Foreign currency transaction losses (gains) are included in net income when incurred and were $256,000, ($356,000) and $364,000 for the fiscal years ending 2001, 2000 and 1999, respectively. Prior to January 1, 1999, the Mexican economy was considered hyper-inflationary. Accordingly, the Company used the monetary/non-monetary method of accounting for foreign currency translation. Under the monetary/non-monetary method, non-monetary assets and liabilities were translated at historical rates of exchange and the functional currency was the U.S. dollars.

Comprehensive Income: Accumulated other comprehensive loss consists of the following:

                                                           September 30
                                                  ------------------------------
      (In thousands)                                     2001        2000
      --------------                                     ----        ----

      Cumulative translation adjustment                 $1,357      $1,478
      Unrealized loss on cash flow hedges, net of tax      364          -
                                                        ------      ------
                                                        $1,721      $1,478
                                                        ------      ------


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

2.  ACQUISITIONS:
On January 12, 2000 the Company completed the purchase of Custom Steel, Inc. and Custom Steel Processing Corp., collectively referred to as Custom, for approximately $12,122,000 in cash and assumption of $5,792,000 of liabilities. Additional contingent payments of up to $2,990,000 may also be made during the next three years.

The Company financed the acquisition with existing credit facilities. The excess of the purchase price over the acquired net assets has been recorded as goodwill and is being amortized over 30 years. The acquisitions has been recorded under the purchase method of accounting, with the operating results of Custom being included in the Company's consolidated financial statements since the date of acquisition.

The pro forma impact of the acquisition was not material during the three years ended September 30, 2001, 2000 and 1999.

3.  INVENTORIES:
Inventories consist of:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2001         2000
    --------------                                      ------------------------

    Raw materials                                       $  47,159   $  59,951
    Finished goods and work in process                     19,792      19,974
                                                        ---------   ---------
                                                        $  66,951   $  79,925
                                                        =========   =========

4.  PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment and related accumulated depreciation at September 30, 2001 and 2000 consist of the following:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2001         2000
    --------------                                      ------------------------

    Land and improvements                               $  6,147     $  5,960
    Buildings and improvements                            60,009       54,241
    Machinery and equipment                              137,841      126,235
    Construction in progress                               2,545       14,005
                                                        --------     --------
                                                         206,542      200,441
    Less accumulated depreciation                         94,137       82,227
                                                        --------     --------
                                                        $112,405     $118,214
                                                        ========     ========

5.  INVESTMENTS IN UNCONSOLIDATED CORPORATE JOINT VENTURES:
Mi-Tech Steel,  Inc.  (Mi-Tech  Steel) owns and operates two  high-volume  steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers in the United States. In March 2001, Mi-Tech Steel
discontinued  its  Decatur,   Alabama  operation.   Mi-Tech  Steel  is  pursuing
alternatives to sell its assets in Decatur. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," Mi-Tech Steel recorded an impairment charge associated with this facility based on its estimates of fair value. The Company's share of Mi-Tech Steel's impairment charges recorded during the second quarter of fiscal 2001 was approximately $6.5 million.

Summarized condensed financial information of Mi-Tech Steel, a fifty percent owned corporate joint venture accounted for by the equity method follows:


                                                              September 30
        BALANCE SHEET (In  thousands)                      2001           2000
        -----------------------------                   ------------------------

        Assets:
           Current assets                               $ 39,287       $  54,847
           Other  assets                                  31,198          48,722
        Liabilities:
           Current liabilities                          $ 28,203       $  38,067
           Long-term liabilities                          14,434          26,095


                                            For the Years Ended September 30
                                         ---------------------------------------

        INCOME STATEMENT (In thousands)       2001        2000         1999
                                         ---------------------------------------

        Net Sales                          $137,322     $154,450     $145,684
        Net Income (Loss)                  $(11,559)    $  1,796     $  2,191

The Company has various transactions with Mi-Tech Steel, Inc. Included in operating income of the Company are management, construction and other fees, interest earned on advances and equity from the joint venture earnings (losses) totaling ($5,084,000), $1,594,000 and $2,102,000 in 2001, 2000 and 1999,
respectively. The Company is a guarantor of up to $8,250,000 of Mi-Tech Steel, Inc's borrowings under a revolving line of credit due June 30, 2002. As of
September 30, 2001, there were no borrowings outstanding on this credit facility. The lender has the ability to call the debt if debt covenants are violated. The Company's equity in undistributed net income of Mi-Tech Steel, Inc. was $4,324,000 and $10,103,000 at September 30, 2001 and 2000,
respectively.

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

In September 2001, the Company purchased 49% of Ferrolux Metals Co., LLC (Ferrolux) from Ferragon Corporation. Ferrolux operates a facility in Wayne, Michigan as a steel processor specializing in exposed automotive products. The Ferrolux joint venture is accounted for by the equity method of accounting and did not have a material impact on the Company's results of operations during 2001.

6.  LONG-TERM DEBT:
Long-term debt consists of the following:

                                                            September 30
                                                   -----------------------------
        (In thousands)                                  2001           2000
        --------------                             -----------------------------

        Notes payable to bank, unsecured under
        current line of credit; interest rates at
        September 30, 2001 and 2000 ranged from
        4.77% to 5.65% and 7.35% to 7.46%,
        respectively                                   $ 66,000     $ 86,000
        Notes payable, unsecured, interest due
        monthly at 8.52%                                 22,840       28,560
        Variable rate industrial development
        revenue bonds payable in annual installments
        through November 1, 2014; interest rate at
        September 30, 2001 and 2000 was 2.45% and
        5.60%, respectively                               4,000        4,100
        Industrial development revenue bonds payable
        in semi-annual installments through May 1,
        2011; interest rates ranged from 7.38% to
        8.13% at September 30, 2001 and 2000              2,210        2,335
        Mortgage notes payable in installments through
        2002; interest rates averaging 8.15% at
        September 30, 2001 and 2000                         267          533
        Other                                                76          114
                                                        -------      -------
                                                         95,393      121,642
        Less amount due within one year                   6,283        6,248
                                                       --------     --------
                                                       $ 89,110     $115,394
                                                       ========     ========


Steel Technologies has a $125,000,000 line of credit agreement expiring on August 31, 2004 with various variable options on the interest rate, none of which are greater than the bank's prime. The Company has elected to use the LIBOR based interest rate on its outstanding borrowings under the agreement. At September 30, 2001, there was $66,000,000 outstanding on the credit facility.

In April 1995, the Company entered into a $40,000,000 private placement note. Annual principal payments of $5,720,000 began March 1, 1999 and continue through March 1, 2005.

The aggregate amounts of all long-term debt to be repaid for the five years following September 30, 2000, are: 2002, $6,283,000; 2003, $6,015,000; 2004,
$72,000,000;  2005,  $5,970,000;  2006,  $305,000;  and  thereafter  $4,820,000.
Provisions contained in the Company's various debt agreements require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. The Company estimates that the fair value of fixed interest debt instruments approximate $25,818,000 at September 30, 2001. The fair value of the Company's debt is estimated based on quoted market rates or current rates offered to the Company on comparable remaining maturities.

On June 30, 1999, the Company terminated its long-term interest rate swap agreement, which was entered into to reduce the risk of interest rate variability. Under the contract, the Company agreed with another party to exchange quarterly the difference between variable-rate and fixed-rate amounts calculated on a notional principal amount of $30,000,000. The termination generated a deferred gain of $958,000, which was being amortized over a period of 30 months (the remaining term of the underlying debt instrument) as a reduction of interest expense beginning in July 1999. On August 31, 2001, the Company refinanced its existing credit facilities (the underlying debt instrument) and the remaining unamortized gain of approximately $128,000 was recognized as a reduction in interest expense.

7.  FINANCIAL INSTRUMENTS:
In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into interest rate swap contracts with major financial institutions on August 30, 2001. Under terms of these separate contracts the Company receives a LIBOR based variable interest rate and pay a fixed interest rate of 4.24% and 4.48% on notional amounts of $15 million each which mature in August 2003 and February 2004, respectively. The variable rate interest rate paid on the contracts is determined based on LIBOR on the last day of the applicable month, which is consistent with the variable rate determination on the underlying debt.

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, which established accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. SFAS No. 133 requires all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive loss and recognized in the income statement along with the related results of the hedged item. SFAS No. 133 requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for hedge accounting treatment.

The Company has designated its interest rate swap contracts as cash flow hedges of anticipated interest payments under its variable rate line of credit agreement. Gains and losses on these swaps that are recorded in accumulated other comprehensive loss will be reclassified into net income as interest expense, net in the periods in which the related variable interest is paid.

The adoption of SFAS No. 133 did not have any impact on the Company's results of operations or its financial position. The Company expects to reclassify approximately $159,000 of the $364,000 recorded in accumulated other comprehensive loss into net income as interest expense, net over the next twelve months.

8.  SHAREHOLDERS' EQUITY:
In April 1998, the Company adopted a shareholder rights plan by declaring a dividend of one right for each share of Common Stock outstanding payable to shareholders of record on May 14, 1998. Each right entitles shareholders to buy one one-hundredth of a share of series A junior participating preferred stock for $50 per share. The rights may be exercised only if a person or group acquires 20% or more of the outstanding shares of common stock or announces a tender offer or exchange offer that would result in ownership of 20% or more of the common stock. The rights currently trade with the Company's common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in 2008.

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

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. The Company has purchased to date 1,823,000 shares for an aggregate of $15,203,000 as of September 30, 2001. During fiscal 2001, 2000 and 1999, the Company repurchased approximately 253,000, 690,000 and 459,000 shares of common stock for $1,392,000, $6,688,000 and $3,331,000, respectively.

9.       RETIREMENT PLAN:
The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. Total retirement plan expense was $792,000 in 2001, $716,000 in 2000 and $666,000 in 1999. The Company follows the policy of funding retirement plan contributions as accrued.

10.  INCOME TAXES:

The following table represents the components of the provision for income taxes:

                                             For the Years Ended September 30
                                         ---------------------------------------
     (In thousands)                          2001         2000         1999
     --------------                      ---------------------------------------

     Current:
       Federal                             $ 4,057      $ 4,535      $ 7,691
       State, local and foreign              1,671         (494)       3,155
                                           -------      -------      -------
                                             5,728        4,041       10,846
                                           =======      =======      =======

     Deferred:
        Federal                               (154)         105         (555)
        State, local and foreign              (841)       1,819         (630)
                                           -------       -------      -------
                                              (995)       1,924       (1,185)
                                           -------      -------      -------
                                           $ 4,733      $ 5,965      $ 9,661
                                           =======      =======      =======

Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                            September 30
                                                   -----------------------------
        (In thousands)                                  2001           2000
        --------------                             -----------------------------
        Deferred tax assets:
          Inventory capitalization                 $    720        $   1,209
          Provision for doubtful accounts               983              493
          Non deductible liabilities                  1,295              877
                                                   --------        ---------
             Total deferred tax assets                2,998            2,579

        Deferred tax liabilities:
          Accelerated depreciation                   11,374           11,170
          Other, net                                  3,063            4,070
                                                   --------        ---------
             Total deferred tax liabilities          14,437           15,240
                                                   --------        ---------
        Net deferred tax liabilities               $(11,439)       $ (12,661)
                                                   ========        =========

A reconciliation of the provision for income taxes with amounts computed by applying the federal statutory rate to income before income taxes follows:

                                             For the Years Ended September 30
                                             --------------------------------
                                               2001       2000       1999
                                               ----       ----       ----
    Tax at U.S. federal statutory rate         34.2%      34.2%      35.0%
    State and local income taxes, net
       of U.S. federal tax benefit              3.5        3.5        4.6
    Equity in net (income) loss of
       unconsolidated corporate joint ventures 45.0       (1.9)      (1.4)
    Other, net                                  3.4        1.1         -
                                               ----       ----       ----
                                               86.1%      36.9%      38.2%
                                               ====       ====       ====

11.  STOCK OPTION PLANS:

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


                                             For the Years Ended September 30
                                             --------------------------------
   (In thousands, except per share results)     2001      2000       1999
   ----------------------------------------     ----      ----       ----
   Net income - as reported                    $ 764    $10,212    $15,572
   Net income - pro forma                      $ 459    $ 9,912    $15,216
   Diluted net income per share - as reported  $0.07    $  0.94    $  1.38
   Diluted net income per share - pro forma    $0.04    $  0.91    $  1.35
   Basic net income per share - as reported    $0.07    $  0.94    $  1.39
   Basic net income per share - pro forma      $0.04    $  0.92    $  1.35

The pro forma effects on net income are not necessarily representative of the pro forma effect on net income in future years. The fair value of options granted during 2001, 2000 and 1999 are $4.40, $2.19 and $6.57 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                             For the Years Ended September 30
                                             --------------------------------
                                               2001       2000       1999
                                               ----       ----       ----
   Expected dividend yield                      1.9%       1.3%       1.3%
   Expected stock price volatility             46.0%      46.0%      44.0%
   Weighted average risk-free interest rate     5.9%       6.1%       4.8%
   Expected life of options (years)             7.0        7.0        7.0


The summary of the status of all of the Company's stock incentive plans as of September 30, 2001, 2000 and 1999 and changes during the years then ended is presented below:

                                                                      Average
                                Shares Under    Range of Option      Exercise
                                   Plans        Prices Per Share       Price
                                ------------  ---------------------  --------
   Balance, September 30, 1998     623,000    $  6.67  -  $   12.79  $ 10.81
   Granted                          78,000    $  7.25  -  $    8.73  $  7.95
   Exercised                       (19,500)         $ 6.67           $  6.67
   Canceled                        (48,000)        $ 10.08           $ 10.08
                                   -------    ---------------------  -------
   Balance, September 30, 1999     633,500    $  6.67  -  $   12.79  $ 10.64
   Granted                          10,000         $ 11.94           $ 11.94
   Exercised                       (16,000)   $  6.67  -  $   10.67  $  8.79
   Canceled                            -           $   -             $    -
                                   -------    ---------------------  -------
   Balance, September 30, 2000     627,500    $  6.67  -  $   12.79  $ 10.71
   Granted                         214,000         $  5.34           $  5.34
   Exercised                           -           $   -             $    -
   Canceled                        (50,000)   $  6.67  -  $   12.79  $  9.12
                                   -------    ---------------------  -------
   Balance, September 30, 2001     791,500    $  5.34  -  $   12.51  $  9.36
                                   -------    ---------------------  -------

The following table summarizes information about stock options outstanding and exercisable:

                                                September 30, 2001
                    ---------------------------------------------------------------------------------
                                  Options Outstanding:                       Options Exercisable:
                    -------------------------------------------------    ----------------------------
                        Number     Weighted Average                        Number
      Range of        Outstanding      Remaining     Weighted Average    Exercisable      Weighted
  Exercise Prices      at 9/30/01   Contracted Life   Exercise Price     at 9/30/01    Exercise Price
-----------------------------------------------------------------------------------------------------
 $ 5.34 - $10.00        292,000       8.63 years          $ 6.03            32,200         $ 7.93
 $10.01 - $12.51        499,500       4.21 years          $11.30           418,000         $11.22
----------------        -------       ----------          ------           -------         -------
 $ 5.34 - $12.51        791,500       5.84 years          $ 9.36           450,200         $10.99


At September 30, 2001, there were 286,000 shares available for granting of stock options under the Company's stock option plans. All unexercised options expire not later than the year 2010.

12.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the numerator of the basic and diluted per share computations:

                                                         For the Years Ended
                                                           September 30
                                                     --------------------------
(In thousands, except for share results)             2001      2000       1999
-------------------------------------------------------------------------------
   Net income ...................................   $   764   $10,212   $15,572
                                                    -------   -------   -------
 Shares (denominator) used for diluted share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    10,267    10,818    11,230
  Plus: dilutive effect of stock options ........        41        39        26
                                                    -------   -------   -------
      Adjusted weighted average shares ..........    10,308    10,857    11,256
                                                    -------   -------   -------
Shares (denominator) used for basic per share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    10,267    10,818    11,230
                                                    -------   -------   -------
   Net income per share data:
      Basic .....................................   $  0.07   $  0.94   $  1.38
      Diluted ...................................   $  0.07   $  0.94   $  1.39


Options to purchase 567,500, 597,500 and 310,000 shares for the years ended September 30, 2001, 2000 and 1999, respectively were excluded from the calculations above because the exercise prices of the options were greater than the average market price of the Company's stock during the periods.

13.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial  Accounting  Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated or completed after June 30, 2001. The Company will apply the provisions of SFAS No. 141 to any future business combinations.

In addition, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS No. 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

SFAS No. 142 is effective for the Company beginning on October 1, 2002. Upon adoption, the Company will be required to perform a transitional impairment test under SFAS No. 142 for all goodwill recorded as of October 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. Management of the Company is currently analyzing the impact of SFAS No. 142 and cannot estimate the impact of the adoption of SFAS No. 142 as of October 1, 2002 at this time.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 121 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Management of the Company is currently analyzing the impact of SFAS No. 144 and cannot estimate the impact of the adoption of SFAS No. 144 as of October 1, 2002 at this time.

                       REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Steel Technologies Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Steel Technologies Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Louisville, Kentucky
October 29, 2001

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

                             EXHIBIT 23.1
                  CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Nos. 333-66318, 333-21279 and 333-21359) of Steel Technologies Inc. and Subsidiaries of our report dated October 29, 2001, relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated October 29, 2001 relating to the financial statement schedules, which appears in this Form 10-K.


PricewaterhouseCoopers LLP



Louisville, Kentucky
December 21, 2001

                                   Exhibit 99
                   Financial Statements of Mi-Tech Steel Inc.








                       Mi-Tech Steel, Inc. and Subsidiary
              Report on Audits of Consolidated Financial Statements

              for the years ended September 30, 2001, 2000 and 1999

                                        C O N T E N T S
                                                                       Pages
                                                                       -----

Report of Independent Accountants                                        3

Financial Statements:

     Consolidated Balance Sheets                                         4
     Consolidated Statements of Operations                               5
     Consolidated Statements of Shareholders' Equity                     6
     Consolidated Statements of Cash Flows                               7
     Notes to Consolidated Financial Statements                         8-14

                        Report of Independent Accountants


Board of Directors
Mi-Tech Steel, Inc. and Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Mi-Tech Steel, Inc. and Subsidiary at September 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





Pricewaterhousecoopers LLP

October 29, 2001

                       Mi-Tech Steel, Inc. and Subsidiary
                          Consolidated Balance Sheets


                                                         September 30
                                                  -----------------------------
                                                        2001            2000
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents....................   $   2,419,325   $   2,885,709
  Trade accounts receivable, less
    allowance for doubtful accounts:
    $425,000 in 2001 and $323,000 in 2000......      17,942,987      16,532,226
  Inventories..................................      17,609,025      33,780,416
  Deferred income taxes........................         912,971         935,000
  Income taxes refundable......................         285,055         399,838
  Prepaid expenses and other assets............         117,449         314,561
                                                  -------------   -------------
      Total current assets ....................      39,286,812      54,846,750
                                                  -------------   -------------
Property, plant and equipment (at cost), net...      28,033,534      47,487,466
                                                  -------------   -------------
Investments in corporate joint ventures                   --          1,200,000
Deferred income taxes - long-term..............       2,250,307           --
Other assets ..................................          32,535          34,535
                                                  -------------   -------------
                                                  $  69,603,188   $ 103,568,751
                                                  =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $  17,049,206   $  19,548,428
   Accrued liabilities ........................       2,100,990       2,465,483
   Long-term debt due within one year .........       9,052,640      24,302,640
                                                  -------------   -------------
      Total current liabilities ...............      28,202,836      46,316,551

Long-term debt ................................      13,552,600      14,605,240
Deferred income taxes .........................           --          3,240,056
                                                  -------------   -------------
     Total liabilities ........................      41,755,436      64,161,847
                                                  -------------   -------------
Commitments and contingencies .................        --              --

Shareholders' equity:
   Common stock:
     Class A, $4,000 par value; 2,400 shares
     authorized, issued and outstanding .......       9,600,000       9,600,000
     Class B, $4,000 par value; 2,400 shares
     authorized, issued and outstanding .......       9,600,000       9,600,000
   Retained earnings ..........................       8,647,752      20,206,904
                                                  -------------   -------------
     Total shareholders' equity ...............      27,847,752      39,406,904
                                                  -------------   -------------
                                                  $  69,603,188   $ 103,568,751
                                                  =============   =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       Mi-Tech Steel, Inc. and Subsidiary
                     Consolidated Statements of Operations

                                          For the Years Ended September 30
                                          --------------------------------
                                             2001       2000       1999
--------------------------------------------------------------------------
Sales ..............................   $137,321,433  $154,450,026  $145,684,264
Cost of goods sold .................    127,597,551   143,287,002   134,800,400
                                       ------------  ------------  ------------
  Gross profit .....................      9,723,882    11,163,024    10,883,864
Selling, general and administrative
  expenses .........................      5,430,143     5,369,156     4,840,084
Asset impairment charge (Note 4)....     18,962,106         --            --
                                       ------------  ------------  ------------
  Operating (loss) income ...........   (14,668,367)    5,793,868     6,043,780
Interest expense ...................      2,203,238     2,802,180     2,317,945
                                       ------------  ------------  ------------
  (Loss) income before income taxes.    (16,871,605)    2,991,688     3,725,835
(Benefit) provision for income
  taxes ............................     (5,312,453)    1,195,121     1,534,500
                                       ------------  ------------  ------------
  Net income .......................   $(11,559,152) $  1,796,567  $  2,191,335
                                       ============  ============  ============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       Mi-Tech Steel, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity

                                              For the Years Ended September 30, 2001, 2000 and 1999
                                     ------------------------------------------------------------------------
                                          Class A                  Class B
                                        Common Stock             Common Stock
                                     ---------------------   -------------------
                                                                                      Retained
                                      Shares      Amount     Shares     Amount        Earnings       Total
-------------------------------------------------------------------------------------------------------------

Balances, September 30, 1998 ......    2,250   $9,000,000     2,250   $9,000,000    $16,219,002   $34,219,002

Issuance of common stock ..........      150      600,000       150      600,000          --        1,200,000

Net income ........................      --         --          --         --         2,191,335     2,191,335
                                     -------   ----------     -----   ----------    -----------   -----------

Balances, September 30, 1999 ......    2,400    9,600,000     2,400    9,600,000     18,410,337    37,610,337

Net income ........................      --         --          --         --         1,796,567     1,796,567
                                     -------   ----------     -----   ----------    -----------   -----------

Balances, September 30, 2000 ......    2,400    9,600,000     2,400    9,600,000     20,206,904    39,406,904

Net loss ..........................      --         --          --         --       (11,559,152)  (11,559,152)
                                     -------   ----------     -----   ----------    -----------   -----------
Balances, September 30, 2001 ......    2,400   $9,600,000     2,400   $9,600,000    $ 8,647,752   $27,847,752
                                     =======   ==========     =====   ==========    ===========   ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       Mi-Tech Steel, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                                                       For the Years Ended September 30
                                                                   ---------------------------------------
                                                                       2001           2000        1999
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ............................................   $(11,559,152)  $ 1,796,567  $ 2,191,335
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Asset impairment charge (Note 4) .........................     18,962,106         --           --
      Depreciation and amortization ............................      3,172,617     4,570,222    4,259,766
      Deferred income taxes ....................................     (5,468,334)      392,056      537,000
      Provision for bad debts on trade accounts receivable .....        102,000        58,000       38,000
      Loss on sale of property plant and equipment .............         14,476         1,289        4,175
      Increase (decrease) in cash resulting from changes in:
          Trade accounts receivable ............................     (1,512,761)    4,869,620   (6,171,876)
          Inventories ..........................................     16,171,391    (1,771,618)  (7,559,126)
          Prepaid expenses and other assets ....................        116,399      (158,689)      64,464
          Accounts payable .....................................     (2,499,222)   (6,288,359)   9,603,255
          Accrued liabilities ..................................       (364,493)      620,342      517,668
          Income taxes .........................................        113,783       (58,818)     451,779
                                                                   ------------   -----------  -----------
Net cash provided by operating activities ......................     17,248,810     4,030,612    3,936,440
                                                                   ------------   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ...................     (1,476,163)   (1,815,356)  (4,896,811)
  Proceeds from sale of property, plant and equipment ..........         63,609         --           2,500
  Investment in unconsolidated corporate joint ventures ........          --            --      (1,200,000)
                                                                   ------------   -----------  -----------
Net cash used in investing activities ..........................     (1,412,554)   (1,815,356)  (6,094,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .................................      5,000,000     2,500,000   17,000,000
  Principal payments on long-term debt .........................    (21,302,640)   (4,802,640) (17,789,480)
  Proceeds from issuance of common stock .......................          --            --       1,200,000
                                                                   ------------   -----------  -----------
Net cash (used in) provided by financing activities ............    (16,302,640)   (2,302,640)     410,520
                                                                   ------------   -----------  -----------
Net decrease increase in cash and cash equivalents .............       (466,384)      (87,384)  (1,747,351)
Cash and cash equivalents, beginning of year ...................      2,885,709     2,973,093    4,720,444
                                                                   ------------   -----------  -----------
Cash and cash equivalents, end of year .........................   $  2,419,325   $ 2,885,709  $ 2,973,093
                                                                   ============   ===========  ===========

Supplemental Cash Flow Disclosures:
  Cash payments for interest ...................................   $  2,480,000   $ 2,196,000  $ 2,470,000
  Cash payments for taxes ......................................   $     42,000   $   979,000  $   792,000



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

Mi-Tech Steel, Inc. and Subsidiary
Notes to Consolidated Financial Statements




1.   Summary of Significant Accounting Policies:

     Description of Business: Mi-Tech Steel, Inc. and Subsidiary (the Company) owns and operates two high-volume steel slitting facilities operation to serve Japanese and domestic parts manufacturers in the Southeastern and Midwestern United States. In March 2001, the Company discontinued its Decatur, Alabama operations (see Note 4). A significant amount of sales is generated by selling manufacturing component parts to the automotive industry.

     Principles of Consolidation: The consolidated financial statements include the accounts of Mi-Tech Steel, Alabama, Inc., a wholly-owned subsidiary. The Company's investments in corporate joint ventures are accounted for by the cost or equity method based on the percentage of common ownership and control. All significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents: Cash and cash equivalents includes highly liquid investments with an original maturity of three months or less. Carrying value approximates fair value due to the short-term maturities of the investments.

     Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for all inventories.

     Depreciation: Depreciation is computed using the straight-line method with the following estimated useful lives:

                  Buildings and improvements              5-25 years
                  Machinery and equipment                 2-12 years

     When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in results of operations. Maintenance and repairs are expensed in the year incurred. The Company capitalized interest costs as part of the cost of constructing major facilities. Interest costs of approximately $10,000, $8,000 and $103,000 were capitalized in 2001, 2000 and 1999, respectively.

     Revenue Recognition: The Company recognizes revenues when the customer takes title to goods shipped and risk of loss passes to the customer.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted the accounting and disclosure requirements described in SAB 101 on July 1, 2001. The adoption of SAB 101 did not have a material impact on the Company's results of operations or its financial position.

     The Company also adopted Emerging Issues Task Force Issue No. 00-10 (EITF 00-10), "Accounting for Shipping and Handling Revenues and Costs" on July 1, 2001 which requires classifying all amounts billed to a customer related to shipping and handling as revenue and all shipping and handling expenses as cost of goods sold. In conformance with EITF 00-10, the Company reclassified all shipping and handling amounts billed to customers as sales from costs of goods sold.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.   Inventories: Inventories at September 30 consist of:

                                                              September 30
                                                        ------------------------
                                                            2001        2000
                                                        ------------------------

    Raw materials                                       $13,309,635  $27,536,041
    Finished goods and work in process                    4,299,390    6,244,375
                                                        -----------  -----------
                                                        $17,609,025  $33,780,416
                                                        ===========  ===========

3.   Property, Plant and Equipment

     Property, plant and equipment and related accumulated depreciation at September 30 consist of the following:


                                                          September 30
                                                    ----------------------------
                                                          2001         2000
                                                    ----------------------------

    Land and improvements                           $    873,396  $  2,438,752
    Buildings and improvements                        14,407,241    26,046,541
    Machinery and equipment                           19,570,145    39,579,067
    Construction in progress                              27,715       342,783
    Assets available for sale                          9,830,047         --
                                                    ------------  ------------
                                                      44,708,544    68,407,143
    Less accumulated depreciation                    (16,675,010)  (20,919,677)
                                                    ------------  ------------
                                                    $ 28,033,534  $ 47,487,466
                                                    ============  ============

4.   Asset Impairment Charge:

     In January 2001, the Company announced the closure of its Decatur, Alabama operation which was completed during fiscal 2001. The closure occurred as a result of a weaker steel market in the southeastern United States region serviced by the Decatur operation. The Company is pursuing alternatives to sell its assets in Decatur which consist of land, two buildings and machinery and equipment. In accordance with Statement of Financial
     Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recorded an impairment charge of approximately $17.8 million based on its estimate of fair value. At September 30, 2001, the net assets of Decatur have an estimated fair value of approximately $9.8 million. The Company estimates it will complete the sale of these assets by the middle of 2003.

     During the second quarter of fiscal 2001, the Company determined that its 30% interest in San Diego Coil Center (SDCC), an unconsolidated corporate joint venture between the Company and Mitsui and Co., Ltd. accounted for by the cost method, was not able to sustain an earnings capacity which justified the carrying amount of its investment. In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," the Company wrote off its $1.2 million investment in SDCC.

5.   Long-Term Debt:

     Long-term debt at September 30 consists of the following:


                                                            September 30
                                                   -----------------------------
                                                        2001           2000
                                                   -----------------------------

        Term note, due February 2003; interest rate
        at 4.93% and 6.91% at September 30, 2001
        and 2000, respectively                      $12,500,000    $12,500,000
        Notes payable to bank, collateralized, due
        September 2002; interest rate 4.50% and
        7.22% at September 30, 2001 and 2000,
        respectively                                  8,000,000     10,000,000
        Term note, collateralized, due September
        2003; interest rate 5.72% and 8.87% at
        September 30, 2001 and 2000, respectively     2,105,240      3,157,880
        Notes payable to bank, unsecured under
        current line of credit due June 2002;
        interest rate 7.85% at September 30, 2000          --        8,250,000
        Note payable to shareholder, unsecured;
        interest rate 7.57% at September 30, 2000          --        5,000,000
                                                    -----------    -----------
                                                     22,605,240     38,907,880
        Less amount due within one year               9,052,640     24,302,640
                                                    -----------    -----------
                                                    $13,552,600    $14,605,240
                                                    ===========    ===========

     In February 1998, the Company entered into a term loan for $12,500,000 with a banking institution independent of the bank providing the Company's existing line of credit. The loan is collateralized by a letter of awareness from a shareholder and is due February 9, 2003. The agreement bears interest at no greater than the federal funds rate.

     In September 2001, the Company continued an uncommitted line of credit agreement for $12,000,000. The line was entered into for working capital purposes and is due September 2002 at which time the Company intends to renew the line. Borrowings under the agreement are limited to certain percentages of accounts receivable and inventory. The agreement bears interest at no greater than the federal funds rate.

     The term note is collateralized by certain equipment owned by the Company's wholly-owned subsidiary and requires monthly principal payments of $87,720 plus interest until maturity in September 2003.

     The Company has an $8,250,000 unsecured bank line of credit agreement expiring in June 2002 with various options on the variable interest rate, none of which are greater than the bank's prime. The line is guaranteed by a shareholder in the amount of $8,250,000. There were no borrowings outstanding on this credit facility at September 30, 2001.

     Provisions contained in the Company's various debt agreements require the Company to maintain specified levels of net worth and comply with certain financial ratios. The lenders have the ability to call the debt if debt covenants were to be violated.

     The carrying value of the Company's long-tem debt approximates fair value. The maturities of all long-term debt for the years following September 30, 2001 are as follows:

                2002            $  9,052,640
                2003              13,552,600
                                ------------
                                $ 22,605,240
                                ============

6.   Retirement Plan:

     The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. The total expense under the plan was approximately $90,000 in 2001, $103,000 in 2000 and $83,000 in 1999. The Company follows the policy of funding retirement plan contributions as accrued.

7.   Income Taxes:

     The following table represents the components of the provision for income taxes:


                                      For the Years Ended September 30
                                 -----------------------------------------
                                      2001          2000           1999
                                 -----------------------------------------

     Current:
       Federal                   $   143,789    $   703,487    $   703,500
       State and local                12,092         99,578        294,000
                                 -----------    -----------    -----------
                                     155,881        803,065        997,500
                                 ===========    ===========    ===========

     Deferred:
        Federal                   (5,381,403)       341,792        402,000
        State and local              (86,931)        50,264        135,000
                                 -----------     ----------     -----------
                                  (5,468,334)       392,056        537,000
                                 -----------    -----------    -----------
                                 $(5,312,453)   $ 1,195,121    $ 1,534,500
                                 ===========    ===========    ===========

     Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                            September 30
                                                  ------------------------------
                                                      2001             2000
                                                  ------------------------------
        Deferred tax assets:
          Asset impairment charge                 $ 6,011,910     $     --
          Alternative minimum tax carryforwards       912,971         935,000
          Provision for doubtful accounts             148,955         165,106
          Inventory capitalization                     76,687         295,053
          Other, net                                   49,369          41,008
                                                  -----------     ------------
             Total deferred tax assets              7,199,892       1,436,167

        Deferred tax liabilities:
          Accelerated depreciation                 (4,036,614)     (3,661,007)
          Other, net                                    --            (80,216)
                                                  -----------     -----------
             Total deferred tax liabilities        (4,036,614)     (3,741,223)
                                                  -----------     -----------
        Net deferred tax liabilities              $ 3,163,278     $(2,305,056)
                                                  ===========     ===========

     A reconciliation of the income tax provision with amounts computed by applying the federal statutory income tax rate to income before income taxes follows:


                                             For the Years Ended September 30
                                             --------------------------------
                                               2001       2000       1999
                                               ----       ----       ----
    (Benefit) tax at U.S. federal
       statutory rate                         (34.0)%     34.0%      34.0%
    State and local income taxes, net
     of U.S. federal tax benefit                --         3.9        8.0
    Non-deductible capital loss                 2.4        --         --
    Other, net                                  0.1        2.1       (0.8)
                                               ----       ----       ----
                                              (31.5)%     40.0%      41.2%
                                               ====       ====       ====

8.   Related Party Transactions:

     The Company is involved in various transactions with its shareholders. These transactions involve the purchases, processing and sales of inventories between companies, the advancing of funds at the prime rate of interest for the acquisition of capital equipment and working capital purposes, and the payment of fees for services performed for the Company.

     The following presents the related party transactions between the Company and its shareholders for each of the three years ended September 30:

                                          2001           2000            1999
                                       -----------    -----------    -----------
     Management and construction fees  $   996,000    $   981,000    $ 1,246,000
     Sales of inventory                  1,330,000      4,933,000      5,606,000
     Purchases of inventory             41,484,000     62,549,000     56,125,000


     The following presents the related party balances between the Company and its shareholders at September 30:

                                                   2001           2000
                                                -----------    -----------
     Accounts payable - affiliate               $ 8,933,000    $ 8,326,000
     Accounts receivable from shareholders          315,000        501,000
     Note payable to shareholder                      --         5,000,000



     The Company has a management fee agreement with SDCC for certain services performed by the Company. The total fee income recorded was $259,800, $340,800 and $134,800 in 2001, 2000 and 1999, respectively.

9.   Major Customers:

     Sales to two customers accounted for 32%, 37% and 34% of sales for the years ended September 30, 2001, 2000 and 1999. Amounts receivable from these customers totaled approximately $6,921,000 and $5,250,000 at September 30, 2001 and 2000, respectively. The loss of one of these customers would have a material adverse effect on the Company's results of operations, financial position and cash flows.