Form 10-Q
period 2001-12-31
STEEL TECHNOLOGIES INC
filed 2002-02-12
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 9,555,251 shares outstanding of the Registrant's common stock as of January 31, 2002.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets December 31, 2001
        (Unaudited) and September 30, 2001 (Audited) ......................    3

        Condensed Consolidated Statements of Income and Comprehensive
        Income Three Months Ended December 31, 2001 and 2000 (Unaudited) ..    4

        Condensed Consolidated Statements of Cash Flows
        Three Months Ended December 31, 2001 and 2000 (Unaudited) .........    5

        Notes to Condensed Consolidated Financial Statements (Unaudited) ..  6-9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................10-13

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk ..............................................................   13

PART II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ...............   13

Item 5. Other Matters .....................................................   13

SIGNATURES ................................................................   14

Redemption and Noncompetition Agreement ............................   R-1 - R-7

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands)                                       December 31    September 30
--------------------------------------------------------------------------------
                                                         2001            2001
                                                      (Unaudited)     (Audited)
                                                 -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   3,400       $   3,380
   Trade accounts receivable, net ..............         55,444          64,632
   Inventories .................................         68,705          66,951
   Deferred income taxes .......................          3,156           2,998
   Prepaid expenses and other assets ...........          1,441           1,364
                                                      ---------       ---------
      Total current assets .....................        132,146         139,325

Property, plant and equipment, net .............        109,224         112,405
Investments in corporate joint ventures ........         15,480          15,127
Goodwill, net of amortization ..................         18,697          18,879
Other assets ...................................          1,955           1,922
                                                      ---------       ---------
                                                      $ 277,502       $ 287,658
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  41,308       $  43,088
   Accrued liabilities .........................          8,914           8,073
   Income taxes payable ........................          1,290           1,349
   Long-term debt due within one year ..........          6,218           6,283
                                                      ---------       ---------
      Total current liabilities ................         57,730          58,793

Long-term debt .................................         78,999          89,110
Deferred income taxes ..........................         15,454          14,437
Other long term liabilities ....................           --               333
                                                      ---------       ---------
      Total liabilities ........................        152,183         162,673
                                                      ---------       ---------
Commitments and contingencies ..................           --              --
 Shareholders' equity:
   Preferred stock .............................           --              --
   Common stock ................................         17,405          17,348
   Treasury stock ..............................        (15,698)        (15,203)
   Additional paid-in capital ..................          4,909           4,909
   Retained earnings ...........................        120,703         119,652
   Accumulated other comprehensive loss ........         (2,000)         (1,721)
                                                      ---------       ---------
     Total shareholders' equity ................        125,319         124,985
                                                      ---------       ---------
                                                      $ 277,502       $ 287,658
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

In thousands, except per share results)                     Three Months Ended
(Unaudited)                                                      December 31
--------------------------------------------------------------------------------
                                                             2001          2000
                                                           ---------------------

Sales ................................................     $102,156     $112,863
Cost of goods sold ...................................       90,673      101,395
                                                           --------     --------
     Gross profit ....................................       11,483       11,468

Selling, general and administrative expenses .........        7,152        6,975
Equity in net income of unconsolidated
  corporate joint venture ............................          353          234
                                                           --------     --------
  Operating income ...................................        4,684        4,727

Interest expense, net ................................        1,657        1,888
                                                           --------     --------
   Income before income taxes ........................        3,027        2,839
Provision for income taxes ...........................        1,163        1,057
                                                           --------     --------
   Net income ........................................     $  1,864     $  1,782
                                                           ========     ========
Weighted average number of common
   shares outstanding-diluted ........................       10,244       10,397
                                                           ========     ========
Diluted earnings per common share ....................     $   0.18     $   0.17
                                                           ========     ========
Weighted average number of common
   shares outstanding-basic ..........................       10,167       10,388
                                                           ========     ========
Basic earnings per common share ......................     $   0.18     $   0.17
                                                           ========     ========
Cash dividends per common share ......................     $   0.08     $   0.06
                                                           ========     ========


            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                                              Three Months Ended
(Unaudited)                                                     December 31
--------------------------------------------------------------------------------
                                                             2001          2000
                                                           ---------------------
Net income ...........................................     $ 1,864      $ 1,782
   Foreign currency translation adjustment............        (262)        (414)
   Change in unrealized loss on cash flow hedges, net
      of taxes .......................................         (17)         --
                                                           --------     --------
Comprehensive income .................................     $ 1,585      $ 1,368
                                                           ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                             Three months ended
(Unaudited)                                                    December 31
--------------------------------------------------------------------------------
                                                             2001       2000
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $  1,864    $  1,782
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation ...................................      3,634       3,529
       Amortization ...................................        184         184
       Deferred income taxes ..........................        890        (206)
       Equity in net income of unconsolidated corporate
       joint ventures .................................       (353)       (234)
       Gain on sale of assets .........................       (346)       (212)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................      9,073       5,006
             Inventories ..............................     (1,848)     (1,056)
             Prepaids expenses and other assets .......        (48)        (43)
             Accounts payable .........................     (1,717)        (22)
             Accrued liabilities and income taxes .....        398       1,944
                                                          --------    --------
Net cash provided by operating activities .............     11,731      10,672
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (1,024)     (3,012)
   Proceeds from sale of property, plant and equipment         774         650
                                                            ------    --------
Net cash used in investing activities .................       (250)     (2,362)
                                                            ------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt ...............    (10,177)    (10,174)
   Cash dividends on common stock .....................       (813)       (624)
   Repurchase of common stock .........................       (452)     (1,159)
   Net issuance of common stock .......................         15          16
                                                          --------    --------
Net cash used in financing activities .................    (11,427)    (11,941)
                                                          --------    --------
Effect of exchange rate changes on cash ...............        (34)         (9)
                                                          --------    --------
Net increase (decrease) in cash and cash equivalents ..         20      (3,640)
Cash and cash equivalents, beginning of year ..........      3,380       4,469
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $  3,400    $    829
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  1,519    $  2,200
                                                          ========    ========
Cash payment for income taxes .........................   $    494    $    144
                                                          ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of December 31, 2001 and the condensed consolidated statements of income, comprehensive income and cash flows for the three months ended December 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2001. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

Inventory consists of:
                                                     December 31   September 30
                                                        2001           2001
                                                     -----------   ------------
(In thousands)                                        Unaudited       Audited
-------------------------------------------------------------------------------
Raw materials ....................................   $   49,560   $   47,159
Finished goods and work in process ...............       19,145       19,792
                                                     ----------   ----------
                                                     $   68,705   $   66,951
                                                     ==========   ==========

3.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:

                                                            Three Months Ended
(In thousands, except per share results)                        December 31
--------------------------------------------------------------------------------
                                                             2001        2000
                                                          ----------------------
Net income ............................................   $   1,864   $   1,782
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................      10,167      10,388
    Plus: dilutive effect of stock options ............          77           9
                                                          ---------   ---------
           Diluted weighted average shares ............      10,244      10,397
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      10,167      10,388
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    0.18   $    0.17
                                                          =========   =========
    Basic .............................................   $    0.18   $    0.17
                                                          =========   =========

Options to purchase 567,500 and 627,500 shares for the three months ended December 31, 2001, and 2000, respectively were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during the periods.

4.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc., a fifty percent owned corporate joint venture accounted for by the equity method, follows:

                                                          Three Months Ended
        (Unaudited)                                          December 31
        -----------------------------------------------------------------------
                                                       2001             2000
                                                    -----------     -----------
        Sales                                       $32,546,000     $37,457,000
        Net Income                                      706,000         467,000

During the first fiscal quarter of 2002 and 2001, the Company recorded sales of $842,000 and $723,000, respectively, for products sold to a company owned by certain officers and directors of the Company.

5.  SHAREHOLDERS' EQUITY

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. During fiscal year 2002, the Company repurchased 677,000 shares at an aggregate cost of $6,592,000, including approximately 65,000 shares during the first three months of fiscal 2002 at an aggregate cost of $ 495,000 and 612,000 repurchased at an aggregate cost of $6,097,000 after December 31, 2001. The Company has completed the program with 2,500,000 shares of common stock repurchased from inception for $21,797,000.

6.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Results of Operations
---------------------

Steel Technologies posted first quarter sales of $102,156,000 for the fiscal quarter ended December 31, 2001, a decrease of 9.5% from sales of $112,863,000 for the first quarter ended December 31, 2000. Tons shipped of Company-owned steel products in the first quarter of fiscal 2002 decreased approximately 1% compared to the first quarter of fiscal 2001 while the average selling price of Company-owned steel products declined approximately 8% for the first quarter of fiscal 2002 as compared to the previous year.

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

The gross profit margin was 11.2% in the first quarter of fiscal 2002 compared to 10.2% in the first quarter of fiscal 2001 primarily as a result of slightly lower raw material costs. According to recent public announcements of both domestic integrated and mini-mill steel suppliers, the Company expects raw material costs to increase somewhat after the next quarter. Should raw material costs increase significantly, gross margins could be negatively impacted as the Company does not expect to fully pass along these increases to its customers. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Selling, general and administrative costs increased approximately 2.5% for the first quarter of fiscal 2002 compared to 2001 and as a percentage of sales were approximately 7.0% for the first quarter of fiscal 2002 and 6.2% for the first quarter of fiscal 2001. The increase in selling, general and administrative expenses was primarily attributable to an increase in marketing expenses. Steel Technologies continues to actively manage the level at which selling, general and administrative expenses are added to its cost structure.

The Company's share of the income of its joint venture operations was $353,000 and $234,000 for the first quarter of fiscal 2002 and 2001, respectively. The increase was attributable to improved profitability for Mi-Tech Steel, Inc., primarily as a result of closing its Decatur, Alabama operation during the second quarter of 2001 because of a weaker steel market in the southeastern United States.

Net interest expense for the first quarter of fiscal 2002 decreased to $1,657,000 from $1,888,000 for the first quarter of fiscal 2001. The decrease is primarily attributable to lower average borrowings and interest rates during the current quarter as compared to last year.

The Company's effective income tax rate was approximately 38.4% and 37.2%, respectively, for the first quarters of fiscal 2002 and 2001. The increase is attributable primarily to an increase in items not deductible for tax purposes including certain travel expenses and slightly lower earnings in Mexico.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2001, Steel Technologies had $74,416,000 of working capital, maintained a current ratio of 2.3:1 and had total debt at 40% of capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first three months of fiscal 2002, lower accounts receivable contributed significantly to the $11,731,000 of cash provided by operations.

Capital expenditures for the first three months of fiscal 2002 totaled approximately $1,024,000. The major expenditures were for the completion of various capacity expansion projects. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2002, the capital additions to all facilities are expected to approximate $10,000,000.

Steel Technologies maintains an equity investment of approximately $18,885,000 in its 90%-owned Mexican subsidiary. Foreign currency transaction losses incurred during the first quarter of fiscal 2002 were $234,000 due to the strengthening peso relative to the dollar.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $8,250,000 of the bank financing required for the working capital purposes of Mi-Tech. As of December 31, 2001, there were no borrowings outstanding on this credit facility. Additional equity contributions to the joint venture are not expected for the foreseeable future, but, if required, would be financed with available funds from the Company's bank line of credit.

The Company has a $125,000,000 line of credit agreement expiring on August 31, 2004, with various variable options on the interest rate, none of which are greater than the bank's prime. During the first quarter of fiscal 2002, the Company repaid $10,177,000 in debt from its operating cash flows. At December 31, 2001, there was $56,000,000 outstanding on the credit facility.

Cash flows from operations and available borrowing capabilities are expected to be sufficient to finance the capital expenditure plans as well as the working capital needs for fiscal 2002. At this time, the Company has no known material obligations, commitments or demands that must be met beyond the next twelve months other than the ten-year private placement note and the unsecured bank lines of credit. The Company has approximately $22,840,000 outstanding at December 31, 2001 on the ten-year note which requires annual principal payments of approximately $5,700,000 through March 2005. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

Provisions contained in the Company's various debt agreements require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. The Company is in compliance with all covenants and none of these covenants would restrict the completion of currently planned capital expenditures.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. During fiscal year 2002, the Company repurchased 677,000 shares at an aggregate cost of $6,592,000, including approximately 65,000 shares at an aggregate cost of $495,000 during the first three months of fiscal 2002 and 612,000 shares at an aggregate cost of $6,097,000 subsequent to December 31, 2001. The Company has completed the program with 2,500,000 shares of common stock repurchased from inception for $21,797,000.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.


       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first three months ended December 31, 2001 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

                           Part II - Other Information

           Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 24, 2002. The matter voted upon at the meeting was the election of one director for a two-year term and four directors for three-year terms.

The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:

Nominee             Votes For         Votes Against     Votes Withheld

Merwin J. Ray       9,072,213               0               625,515
Bradford T. Ray     9,065,343               0               632,385
Doug A. Bawel       9,568,222               0               129,506
Joseph P. Bellino   9,066,402               0               631,326
Stuart N. Ray       9,053,093               0               644,635

                              Item 5. Other Matters

Steel Technologies Inc. entered into a Redemption and Noncompetition Agreement which is attached on pages R-1 through R-7.

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







   STEEL TECHNOLOGIES INC.
        (Registrant)







  By  ___________________________________
              Joseph P. Bellino
            Chief Financial Officer
           (Principal Financial and
           Chief Accounting Officer)




Dated February 12, 2002

                     REDEMPTION AND NONCOMPETITION AGREEMENT

     THIS AGREEMENT ("Agreement") is made and entered into as of January 25, 2002, and effective as of the commencement of business on January 25, 2002 (the "Effective Date"), by and between Merwin J. Ray ("Mr. Ray"), and Steel Technologies Inc., a Kentucky corporation on behalf of itself and its affiliates and subsidiaries (collectively, the "Company, " Steel Tech" or " Steel Technologies").

                                    Recitals
                                    --------

     Mr. Ray has been the largest shareholder and an Executive Officer of Steel Tech for many years. Mr. Ray wishes to sell, and Steel Tech wishes to redeem, certain of his shares of the Company's common stock, enter into a noncompetition agreement and waive his right to exercise certain stock options.

                                   Agreement
                                   ---------

     NOW THEREFORE, in consideration of the premises and mutual promises and agreements contained herein, the parties hereto, intending to be legally bound, hereby agree as follows:

     Section 1 - Redemption
     ----------------------

     1.1 Steel Tech agrees to purchase, and Mr. Ray agrees to sell to the Company, 600,000 shares of the common stock in the Company (the "Shares"), for the purchase price of $10 per share (approximately 90% of the Company's book value), $6,000,000.00 in the aggregate to be paid in cash at transfer.

     1.2 Mr. Ray hereby repudiates and forever waives his right to exercise the options he holds to purchase 60,000 shares of the Company's common stock. In addition, as part of this Redemption, Mr. Bradford T. Ray, son of Mr. Ray and Chief Executive Officer of the Company, hereby repudiates and forever waives his right to exercise the options he holds to purchase 22,500 shares of the Company's common stock which were granted on January 28, 1993.

     1.3 Mr. Ray represents and warrants to Steel Tech that:

          (a) There are no outstanding agreements, options, warrants or other rights of any kind entitling any person to purchase or otherwise acquire an interest in any of the Shares or restricting their transfer in accordance with this Agreement.

          (b) Mr. Ray has had an opportunity to ask questions and receive answers concerning the terms and conditions of the redemption of Shares and to obtain any additional information related to the sale of Shares.

     1.4 Upon the execution and delivery of this Agreement, the parties shall make the following deliveries:

          (a) Steel Tech Company shall deliver a check to Mr. Ray in the amount of $6,000,000.00

          (b) Mr. Ray shall deliver to Steel Tech a stock power properly endorsed.

     1.5 Mr. Ray hereby irrevocably and unconditionally releases and forever discharges the Company and its successors and assigns of and from any and all claims against or with respect to any of the Shares.

        Section 2 - Confidential Information and Non-Competition Covenant
        -----------------------------------------------------------------

     2.1 Confidential Information and Trade Secrets. In consideration of the rights granted to Mr. Ray under this Agreement, Mr. Ray hereby agrees that he shall hold in confidence all lists, supplier lists, price lists, financial information, operating manuals and forms, plans, notes, computer programs, systems and software and all other knowledge or information of a confidential or proprietary nature with respect to the business of the Company (the "Proprietary Information"), and Mr. Ray will not disclose, publish or make use of such knowledge or information.

     2.2 Non-Competition. The Company is engaged in steel processing and providing steel processing throughout the geographic area within a 300-mile radius of the plant locations set forth on Schedule 2.2 hereto (such geographic area being hereinafter referred to as the "Territory"). The Mr. Ray acknowledges that the goodwill of the Company and marketing and support of services and products of the Company extends throughout the Territory. The Company shall pay Mr. Ray $77,500 on the first day of each fiscal quarter for five years commencing on April 1, 2002 with the last payment to be made on January 1, 2007. In return for this consideration, Mr. Ray hereby agrees that for a five-year period commencing on the Effective Date (the "Noncompete Period"), Mr. Ray shall not (without the prior written consent of Steel Tech), in any manner, directly or indirectly,

          (i) engage in, have any equity or profit interest in, make any loan to or for the benefit of, guaranty the repayment of any funds by, make plans for the formation of, or render services of any executive, advertising, marketing, sales, administrative, supervisory, manufacturing, engineering, computer program or system development, maintenance or consulting nature to any business conducting or to conduct operations in the Territory which are competitive with the business activities being directly engaged in by the Company as of the date of this Agreement or as of the time such action is taken; or

          (ii) solicit to employ, on his own behalf or on behalf of any other person, firm or corporation, any person who was employed by the Company or a Related Company, unless such person has not been employed by the Company or Related Company for at least five years.

Specifically, and without limiting the all inclusive nature of Section 2.2, Mr. Ray shall not be elected to the Board of Directors, become a consultant to (whether paid or unpaid), or provide strategic advise to of any business conducting or to conduct operations in the Territory which are competitive with the business activities being directly engaged in by the Company as of the date of this Agreement or as of the time such action is taken or any current supplier to the Company.

     As used in this Section 2, the term "Related Company" shall mean any subsidiary of the Company, any partnership in which a member of the Company is the general partner or a partner, any limited liability company in which the Company is a member, and any other corporation (including Mi-Tech Steel) owning at least 20 percent of the capital stock of Steel Tech, any subsidiary thereof, and any successor to any of them.

     Notwithstanding anything contained herein to the contrary, Mr. Ray shall not be prohibited from owning, directly or indirectly, up to 5% of the outstanding equity interest of any publicly traded company which is in competition with the Company, provided that Mr. Ray does not sit on the board or actively participate in management of such company.

     2.3 Restrictions on Sale of Common Stock. Mr. Ray agrees, as part of this Noncompetition Agreement, to retain for at least two years all of his direct ownership of Steel Technologies Inc. common stock. Thereafter, during the remaining term of this Agreement, Mr. Ray agrees that he shall be limited to selling 10% or less of his directly-owned Steel Technologies common stock per calendar year.

     2.4 Severability. If a judicial determination is made that any of the provisions of this Section 2 constitutes an unreasonable or otherwise unenforceable restriction against Mr. Ray, the provisions of this Section 2 shall be rendered void only to the extent that such judicial determination finds such provisions to be unreasonable or otherwise unenforceable. In this regard, the parties hereto hereby agree that any judicial authority construing this Agreement shall be empowered to sever any portion of the Territory or any prohibited business activity from the coverage of this Section 2, and to reduce the duration of the Noncompete Period and to apply the provisions of this
Section 2 to the remaining portion of the Territory or the remaining business activities not to be severed by such judicial authority and to the duration of the Noncompete Period as reduced by judicial determination.

     2.5 Injunctive Relief. Mr. Ray hereby agrees that any breach or threatened breach by the Mr. Ray of Sections 2.1, 2.2, or 2.3 of this Agreement will irreparably injure the Company and that any remedy at law for any breach or threatened breach by Mr. Ray of the provisions contained in Sections 2.1 and 2.2 hereof shall be inadequate, and that the Company shall be entitled to injunctive relief in addition to any other remedy it might have under this Agreement or at law or in equity. Mr. Ray further agrees that the grant of such injunctive relief and the enforcement of the terms of this Agreement shall not deprive him of his ability to earn a living.

    Section 3.  Miscellaneous
    -------------------------

     3.1. Binding Effect. This Agreement shall inure to the benefit of and shall be binding upon Mr. Ray and his executor, administrator, heirs, personal representative and assigns, and the Company and its successors and assigns.

     3.2. Governing Law. This Agreement shall be deemed to be made in, and in all respects shall be interpreted, construed and governed by and in accordance with, the laws of the Commonwealth of Kentucky, without regard to conflicts of laws principles.

     3.3. Headings. The section and paragraph heading contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     3.4. Notices. All notices, requests, consents and other communications hereunder shall be in writing, shall be addressed to the receiving party's address set forth below or to such other address as a party may designate by notice hereunder, and shall be either (i) delivered by hand, (ii) sent by recognized overnight courier, (iii) made by telecopy or facsimile transmission, or (iv) sent by registered or certified mail, return receipt requested, postage prepaid.

         If to Steel Tech or Company:
                  Bradford T. Ray
                  Steel Technologies Inc.
                  15415 Shelbyville Road
                  Louisville, KY  40245
                  Fax: 502/245-3821

         With a copy to:
                  John M. Baumann, Jr., Esq.
                  Steel Technologies Inc.
                  15415 Shelbyville Road
                  Louisville, KY  40245
                  Fax: 502-245-0542

         If to Mr. Ray:

                  Merwin J. Ray
                  14828 Landmark Drive
                  Louisville, KY 40245

     All notices, requests, consents and other communications hereunder shall be deemed to have been given (i) if by hand, at the time of the delivery thereof to the receiving party at the address of such party set forth above, (ii) if sent by overnight courier, on the next business day following the day such notice is delivered to the courier service, (iii) if made by telecopy or facsimile transmission, at the time the receipt thereof has been acknowledged by electronic confirmation or otherwise, or (iv) if sent by registered or certified mail, on the fifth business day following the day such mailing is sent.

     Any party to this Agreement may change his or its address upon written notice delivered pursuant to this Section.

     3.5. Opportunity to Cure. In the event that any payment due under this Agreement is not timely made, Mr. Ray agrees to provide written notice to Company and an opportunity to cure of no less than fifteen (15) working days.

     3.6 Entire Agreement. This Agreement is intended by the parties hereto to be the final expression of their agreement with respect to the subject matter hereof and is the complete and exclusive statement of the terms thereof notwithstanding any representations, statements or agreements to the contrary heretofore made. This Agreement may be modified only by a written instrument signed by each of the parties hereto.

     IN WITNESS WHEREOF, Company have caused its duly authorized officer to execute this Agreement and Mr. Ray has executed this Agreement as of the date first above written.

                                 MR. RAY:

                                 /s/________________________________
                                 Merwin J. Ray

                                 STEEL TECHNOLOGIES


                                 By:      /s/____________________________
                                          Bradford T. Ray
                                          Chairman of the Board
                                          Chief Executive Officer

                                 By:      /s/____________________________
                                          Ralph W. McIntyre
                                          Director & Chairman of the
                                          Compensation Committee

                                  Schedule 2.2


Plant Locations:


15415 Shelbyville Road             5501 Belleville Road
Louisville, KY 40245               Canton, MI 48188

1001 Konica Drive                  196 Shawnee Road
Upper Chesapeake Corporate Center  Eminence, KY  40019
Elkton, MD   21921

Route 1, Box 334                   307 Industrial Drive
U.S. Route 42                      Clinton, NC  28328
Ghent, KY  41045-9501

100 Fontana Street                 2220 Joseph Lloyd Parkway
Clinton, NC  28328                 Willoughby, OH  44094

5830 Southport Road                1220 South Steel Circle
Portage, IN  46368                 Huger, SC  29450

1401 Industrial Drive              Federalismo 204, Fracc, Industrial La Silla,
Kennett, MO 63857                  Guadalupe, N.L. Mexico 67190

P.O. Box 348                       Steel Technologies De Mexico
Greenup, KY 41144-0348             Matamoros, Mexico

1811 North Montgomery Road         Steel Technologies De Mexico
Greensburg, IN 47240               Puebla, Mexico

210 Mi-Tech Drive                  Steel Technologies De Mexico
Murfreesboro, TN   37130           Mexico City, Mexico

8753 Kerns Street
San Diego, CA  92154