Form 10-Q
period 2002-03-31
STEEL TECHNOLOGIES INC
filed 2002-05-14
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 9,553,085 shares outstanding of the Registrant's common stock as of April 30, 2002.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets March 31, 2002
        (Unaudited) and September 30, 2001 (Audited) .................    3

        Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three Months and Six Months Ended March 31, 2002
        and 2001 (Unaudited) .........................................    4

        Condensed Consolidated Statements of Cash Flows
        Six Months Ended March 31, 2002 and 2001 (Unaudited) .........    5

        Notes to Condensed Consolidated Financial Statements (Unaudited) 6-9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ........................................  10-15

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .........................................................   15

SIGNATURE ............................................................   16

                     Part I. - FINANCIAL INFORMATION
                      Item 1. Financial Statements

                         STEEL TECHNOLOGIES INC.
                  Condensed Consolidated Balance Sheets

                                                      March 31      September 30
                                                        2002            2001
                                                     -----------    ------------
(In thousands)                                       (Unaudited)      (Audited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   2,940       $   3,380
   Trade accounts receivable, net ..............         68,121          64,632
   Inventories .................................         63,178          66,951
   Deferred income taxes .......................          3,214           2,998
   Prepaid expenses and other assets ...........          1,271           1,364
                                                      ---------       ---------
      Total current assets .....................        138,724         139,325

Property, plant and equipment, net .............        108,168         112,405
Investments in corporate joint ventures ........         16,011          15,127
Goodwill, net of amortization ..................         18,514          18,879
Other assets ...................................          1,379           1,922
                                                      ---------       ---------
                                                      $ 282,796       $ 287,658
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  44,791       $  43,088
   Accrued liabilities .........................          8,930           8,073
   Income taxes payable ........................          1,111           1,349
   Long-term debt due within one year ..........          5,897           6,283
                                                      ---------       ---------
      Total current liabilities ................         60,729          58,793

Long-term debt .................................         84,412          89,110
Deferred income taxes ..........................         14,958          14,437
Other long term liabilities ....................           --               333
                                                      ---------       ---------
      Total liabilities ........................        160,099         162,673
                                                      ---------       ---------
Commitments and contingencies ..................           --              --
 Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares
     authorized; none issued or outstanding ....           --              --
   Common stock, no par value; 50,000,000 shares
     authorized; issued and outstanding shares:
     9,551,367 in 2002 and 10,216,949 in 2001...         17,420          17,348
   Treasury stock at cost:  2,500,000 shares in
     2002 and 1,823,000 shares in 2001 .........        (21,795)        (15,203)
   Additional paid-in capital ..................          4,909           4,909
   Retained earnings ...........................        123,555         119,652
   Accumulated other comprehensive loss ........         (1,392)         (1,721)
                                                      ---------       ---------
     Total shareholders' equity ................        122,697         124,985
                                                      ---------       ---------
                                                      $ 282,796       $ 287,658
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Operations

(Amounts in thousands,                Three Months Ended     Six Months Ended
except per share data, unaudited)          March 31              March 31
--------------------------------------------------------------------------------
                                        2002       2001       2002       2001
                                      ------------------------------------------
Sales ................................ $114,508   $108,692   $216,664  $221,555
Cost of goods sold ...................  101,388     96,315    192,061   197,710
                                       --------   --------   --------  --------
      Gross profit ...................   13,120     12,377     24,603    23,845

Selling, general and
   administrative expenses ...........    7,889      7,276     15,041    14,251
Equity in net income (loss) of
   unconsolidated corporate joint
   ventures (including impairment
   charge of $7.5 million in 2001) ...      530     (7,648)       883    (7,414)
                                       --------   --------   --------   --------
   Operating income (loss) ...........    5,761     (2,547)    10,445     2,180

Interest expense, net ................    1,195      1,831      2,852     3,719
                                       --------   --------   --------   --------
   Income (loss) before income taxes .    4,566     (4,378)     7,593    (1,539)

Provision for income taxes ...........    1,714        978      2,877     2,035
                                       --------   --------   --------   --------
    Net income (loss) ................ $  2,852   $ (5,356)  $  4,716   $(3,574)
                                       --------   --------   --------   --------
Diluted weighted average number of
   common shares outstanding .........    9,804     10,230     10,026    10,310
                                       ========   ========   ========   ========

Diluted earnings (loss) per common
   share ............................. $   0.29   $ (0.52)   $   0.47   $ (0.35)
                                       ========   ========   ========   ========

Basic weighted average number of
   common shares outstanding .........    9,715     10,230      9,944    10,310
                                       ========   ========   ========   ========

Basic earnings per common share ...... $   0.29   $ (0.52)   $   0.47   $ (0.35)
                                       ========   ========   ========   ========

Cash dividends per common share ...... $   --     $   --     $   0.08   $   0.06
                                       ========   ========   ========   ========

        Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)                        Three Months Ended     Six Months Ended
(Unaudited)                                March 31              March 31
---------------------------------------------------------------------------------
                                        2002       2001       2002       2001
                                      -------------------------------------------
Net income (loss) .................... $  2,852   $ (5,356)  $  4,716   $(3,574)
  Foreign currency translation
        adjustment ...................      456       (612)       194    (1,026)
  Change in unrealized loss on cash
        flow hedges, net of taxes ....      152       --          135      --
                                       --------   ---------   --------  --------
Comprehensive income (loss) .......... $  3,460   $ (5,968)   $ 5,045   $(4,600)
                                       ========   =========   ========  ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Six Months Ended
(Unaudited)                                                       March 31
--------------------------------------------------------------------------------
                                                             2002       2001
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................   $  4,716    $ (3,574)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
       Depreciation ...................................      7,266       7,201
       Amortization ...................................        367         366
       Deferred income taxes ..........................        204          64
       Equity in net loss (income) of unconsolidated
         corporate joint venture ......................       (883)      7,414
       (Gain) loss on sale of assets ..................       (256)       (203)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................     (3,407)       (363)
             Inventories ..............................      3,835       4,565
             Prepaid expenses and other assets ........        460        (120)
             Accounts payable .........................      1,673       2,454
             Accrued liabilities and income taxes .....        578       1,581
                                                          ---------   ---------
Net cash provided by operating activities .............     14,553      19,385
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (3,568)     (5,719)
   Proceeds from sale of property, plant and equipment         793         658
                                                          ---------   ---------
Net cash used in investing activities .................     (2,775)     (5,061)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     18,000       4,000
   Principal payments on long-term debt ...............    (23,084)    (18,972)
   Cash dividends on common stock .....................       (813)       (624)
   Repurchase of common stock .........................     (6,549)     (1,330)
   Net issuance of common stock .......................         31          30
   Other ..............................................        175         175
                                                          ---------   ---------
Net cash used in by financing activities ..............    (12,240)    (16,721)
                                                          ---------   ---------
Effect of exchange rate changes on cash ...............         22         (29)
                                                          ---------   ---------
Net (decrease) increase in cash and cash equivalents ..       (440)     (2,426)
Cash and cash equivalents, beginning of year ..........      3,380       4,469
                                                          ---------   ---------
Cash and cash equivalents, end of period ..............   $  2,940    $  2,043
                                                          =========   =========
Supplemental Cash Flow Disclosures:
  Cash payment for interest ...........................   $  2,942    $  4,151
  Cash payment for income taxes .......................   $  2,389    $  2,331


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of March 31, 2002 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended March 31, 2002 and 2001, and condensed consolidated cash flows for the six months ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2001. The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

Inventory consists of:
                                                       March 31    September 30
                                                         2002          2001
                                                     -----------   ------------
(In thousands)                                        Unaudited       Audited
-------------------------------------------------------------------------------
Raw materials ....................................   $   45,425   $   47,159
Finished goods and work in process ...............       17,753       19,792
                                                     ----------   ----------
                                                     $   63,178   $   66,951
                                                     ==========   ==========

3.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:


                                                          Three Months Ended
(In thousands, except per share results)                       March 31
-----------------------------------------------------------------------------
                                                            2002      2001
                                                          -------------------
Net income (loss) ....................................... $ 2,852   $(5,356)
                                                          -------   --------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .   9,715    10,230
    Plus: dilutive effect of stock options ..............      89       --
                                                          -------   --------
       Diluted weighted average shares                      9,804    10,230
                                                          -------   --------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .   9,715    10,230
                                                          -------   --------

Net income (loss) per share data:
    Diluted ............................................. $ 0.29    $(0.52)
                                                          =======   =======

    Basic ............................................... $ 0.29    $(0.52)
                                                          =======   =======

                                                           Six Months Ended
(In thousands, except per share results)                       March 31
-----------------------------------------------------------------------------
                                                            2002      2001
                                                          -------------------
Net income (loss) ....................................... $ 4,716   $(3,574)
                                                          -------   --------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .   9,944    10,310
    Plus: dilutive effect of stock options ..............      82       --
                                                          -------   --------
       Diluted weighted average shares                     10,026    10,310
                                                          -------   --------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .   9,944    10,310
                                                          -------   --------

Net income (loss) per share data:
    Diluted ............................................. $ 0.47    $(0.35)
                                                          =======   =======

    Basic ............................................... $ 0.47    $(0.35)
                                                          =======   =======


Options to purchase 427,000 shares at March 31, 2002 were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during the periods. Options to purchase 791,500 shares at March 31, 2001 were excluded from the calculations above because they were antidilulitve.

4.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc. (Mi-Tech), a fifty percent owned corporate joint venture accounted for by the equity method, follows:

     (In Thousands)          Three Months Ended            Six Months Ended
     (Unaudited)                  March 31                     March 31
     -----------------      ---------------------      -----------------------
                              2002         2001          2002           2001
                              ----         ----          ----           ----

     Sales                  $37,287      $34,133       $69,833        $71,590
     Net Income (Loss)          894      (13,158)        1,600        (12,724)

During the second quarter and first six months of fiscal 2002, the Company recorded sales of $922,000 and $1,764,000, respectively, for products sold to a company owned by certain officers and directors of the Company compared to sales of $815,000 and $1,538,000, respectively, during the second quarter and first six months of fiscal 2001.

5.       SHAREHOLDERS' EQUITY

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. During fiscal year 2002, the Company repurchased 677,000 shares at an aggregate cost of $6,592,000. The Company has completed the program with 2,500,000 shares of common stock repurchased from inception for $21,795,000.

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

Application of Critical Accounting Policies
-------------------------------------------
The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates under different assumptions or conditions. On an ongoing basis, the Company monitors and evaluates its estimates and assumptions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     Allowance for Doubtful Accounts Receivable
     ------------------------------------------
     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectibility. The factors include historical trends of write-offs, recoveries and credit losses; the monitoring of portfolio credit quality; and current and projected economic and market conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required.

     Impairment of Long-Lived Assets
     -------------------------------
     The Company reviews the carrying value of its long-lived assets for impairment whenever changes in events and circumstances indicate that the carrying amount of the assets may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with an asset would be compared to the asset's carrying value to determine if a write-down to market value or undiscounted cash flows value is required. Future changes in circumstances, cash flow estimates and fair value could affect the valuations.

Results of Operations
----------------------
Steel Technologies posted sales of $114,508,000 for the second quarter ended March 31, 2002, an increase of 5% from sales of $108,692,000 for the second quarter ended March 31, 2001. Tons shipped of Company-owned steel products in the second quarter of fiscal 2002 increased approximately 15% compared to the second quarter of fiscal 2001 while the average selling price of Company-owned steel products for the second quarter fiscal 2001 decreased approximately 10% from the previous year.

Sales for the six months ended March 31, 2002 decreased by 2% to $216,664,000 compared to $221,555,000 for the six months ended March 31, 2001. Tons shipped in the first six months of fiscal 2002 increased 7% compared to the first six months of fiscal 2001. Average selling prices of steel for the first six months of fiscal 2002 decreased approximately 9% as compared to the previous year.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share and to develop a substantial amount of new business with both existing and new customers.

The gross profit margin was 11.5% in the first quarter of fiscal 2002 compared to 11.4% in the first quarter of fiscal 2001. For the first six months of fiscal 2002 and 2001, the gross profit margin was 11.4% and 10.8%, respectively. The Company expects raw material costs to increase significantly during the second half of fiscal 2002 as a result of slightly improving economic conditions, idled domestic steel producing capacity and the reduction in foreign steel imports resulting from the Section 201 trade tariffs. Should raw material costs increase significantly and not be offset by corresponding price increases, gross margins could be negatively impacted. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Selling, general and administrative costs for the second quarter increased approximately 8.4% from the comparable quarter of fiscal 2001. Selling, general and administrative expenses as a percentage of sales were 6.9% for the second quarter of fiscal 2002 as compared to 6.7% for the second quarter of fiscal 2001. Selling, general and administrative expenses as a percentage of sales were 6.9% for the first half of fiscal 2002 as compared to 6.4% for the first half of fiscal 2001. The increase was primarily attributable to the write-off of unamortized loan costs relating to two industrial revenue bonds issued in Maryland and Missouri that were retired before their scheduled maturity. Steel Technologies continues to actively manage the level at which selling, general and administrative costs are added to its cost structure.

The Company's share of income of its joint venture operations was $530,000 and $883,000, respectively for the second quarter and six months of fiscal 2002 compared to a loss of $7.6 million and $7.4 million, respectively for the second quarter and six months ended March 31, 2001. The results in 2001 include the Company's share of approximately $7.5 million of asset impairment charges recorded during the second fiscal quarter of 2001 relating to its joint venture operations.

Net  interest  expense  for the  second  quarter of fiscal  2002 was  $1,195,000 compared to $1,831,000 for the second quarter of fiscal 2001. Net interest expense for the first six months of fiscal 2002 was $2,852,000 compared to $3,719,000 for first six months of fiscal 2001. The decrease is primarily the result of lower average borrowings and slightly lower interest rates during the first half fiscal 2002 as compared to fiscal 2001.

Excluding the asset impairment charges included in equity in net income (loss) of joint ventures during the second quarter of fiscal 2001 and its related tax effect, the Company's effective income tax rate was approximately 37.5% and 37.9% respectively for the second quarter and six months of fiscal 2002 compared to 47.8% and 42.7% for the comparable periods of fiscal 2001. The decrease is attributable to a higher percentage of overall earnings from the Mi-Tech joint venture, which are not fully taxable to the company, and a lower percentage of overall earnings in 2002 from items not deductible for tax purposes including goodwill amortization.

Liquidity and Capital Resources
-------------------------------
As of March 31, 2002, Steel Technologies had $77,995,000 of working capital, maintained a current ratio of 2.3:1 and had total debt at 42% of capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first six months of fiscal 2002, lower inventories contributed significantly to the $14,553,000 of cash provided by operations.

Capital expenditures for the first six months of fiscal 2002 totaled approximately $3,568,000. The major expenditures were for various capacity expansion projects. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2002, the capital additions to all facilities are expected to approximate $10,000,000.

Steel Technologies maintains an equity investment of approximately $18,845,000 in its 90%-owned Mexican subsidiary. Additional investments in the Company's Mexican operations, if required, would be financed with available funds from the Company's bank line of credit.

The translation of the financial statements of the Company's Mexican subsidiary from local currencies to the U.S. dollar subjects the Company to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. Management does not consider its exposure to exchange rate risks to be material and considers the Mexican peso a relatively stable currency. The Company does not typically manage its related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction losses incurred during the first half of fiscal 2002 were $129,000.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $8,250,000 of the bank financing required for the working capital purposes of Mi-Tech. As of March 31, 2002, there was $4,000,000 outstanding on this credit facility which matures on June 30, 2002. Mi-Tech expects to refinance its existing line of credit facility prior to its maturity.

The Company maintains a 50% equity investment in Mi-Tech and a 49% equity investment in Ferrolux Metals Co., LLC. Additional equity contributions to the Company's joint venture operations are not expected for the foreseeable future, but, if required, would be financed with available funds from the Company's bank line of credit.

The Company has a $125,000,000 line of credit agreement expiring on August 31, 2004, with various variable options on the interest rate, none of which are greater than the bank's prime. During the first six months of fiscal 2002, the Company borrowed $18,000,000 and repaid $23,084,000 in debt from its operating cash flows. At March 31, 2002, there was $73,000,000 outstanding on the credit facility.

Cash flows from operations and available borrowing capabilities are expected to be sufficient to finance the capital expenditure plans as well as the working capital needs for fiscal 2002. Operating cash flows are somewhat influenced by cyclicality of demand in the steel industry, especially in the automotive market.

At this time, the Company has no known material obligations, commitments or demands that must be met beyond the next twelve months other than the ten-year private placement note. The Company has approximately $17,120,000 outstanding at March 31, 2002 on the ten-year note which requires annual principal payments of approximately $5,700,000 through March 2005. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

Provisions contained in the Company's various debt agreements require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. The Company's line of credit agreement and private placement note contain cross-default provisions with respect to the line of credit agreement and private placement note. The Company is in compliance with all covenants and none of these covenants would restrict the completion of currently planned capital expenditures.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. During fiscal year 2002, the Company repurchased 677,000 shares at an aggregate cost of $6,592,000. The Company has completed the program with 2,500,000 shares of common stock repurchased from inception for $21,795,000.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

Certain Transactions
--------------------

The Company has recorded sales of $922,000 and $1,764,000 during the second quarter and first six months of fiscal 2002, respectively, for products sold to a company owned by certain officers and directors of the Company compared to sales of $815,000 and $1,538,000 during the second quarter and first six months of fiscal 2001, respectively. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties. See also information contained under "Certain Transactions" included on page 13 in the Company's 2002 Proxy Statement.

Recently Issued Accounting Pronouncements
-----------------------------------------

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


       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first six months ended March 31, 2002 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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


Dated May 13, 2002