Form 10-Q
period 2002-06-30
STEEL TECHNOLOGIES INC
filed 2002-07-30
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 9,572,235 shares outstanding of the Registrant's common stock as of June 30, 2002.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets June 30, 2002
        (Unaudited) and September 30, 2001 (Audited) .................    3

        Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Three Months and Nine Months Ended June 30, 2002
        and 2001 (Unaudited) .........................................    4

        Condensed Consolidated Statements of Cash Flows
        Nine Months Ended June 30, 2002 and 2001 (Unaudited) .........    5

        Notes to Condensed Consolidated Financial Statements (Unaudited) 6-9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ........................................  10-15

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .........................................................   16
SIGNATURE ............................................................   17

                     Part I. - FINANCIAL INFORMATION
                      Item 1. Financial Statements

                         STEEL TECHNOLOGIES INC.
                  Condensed Consolidated Balance Sheets

                                                      June 30       September 30
                                                        2002            2001
                                                     -----------    ------------
(In thousands)                                       (Unaudited)      (Audited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   3,474       $   3,380
   Trade accounts receivable, net ..............         68,619          64,632
   Inventories .................................         65,622          66,951
   Deferred income taxes .......................          3,351           2,998
   Prepaid expenses and other assets ...........          1,771           1,364
                                                      ---------       ---------
      Total current assets .....................        142,837         139,325

Property, plant and equipment, net .............        105,823         112,405
Investments in corporate joint ventures ........         16,453          15,127
Goodwill, net of amortization ..................         18,331          18,879
Other assets ...................................          1,372           1,922
                                                      ---------       ---------
                                                      $ 284,816       $ 287,658
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  53,078       $  43,088
   Accrued liabilities .........................         10,228           8,073
   Income taxes payable ........................          1,673           1,349
   Long-term debt due within one year ..........          5,825           6,283
                                                      ---------       ---------
      Total current liabilities ................         70,804          58,793

Long-term debt .................................         73,400          89,110
Deferred income taxes ..........................         15,266          14,437
Other long term liabilities ....................           --               333
                                                      ---------       ---------
      Total liabilities ........................        159,470         162,673
                                                      ---------       ---------
Commitments and contingencies ..................           --              --
 Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares
     authorized; none issued or outstanding ....           --              --
   Common stock, no par value; 50,000,000 shares
     authorized; issued and outstanding shares:
     9,572,235 in 2002 and 10,216,949 in 2001...         17,573          17,348
   Treasury stock at cost:  2,500,000 shares in
     2002 and 1,823,000 shares in 2001 .........        (21,795)        (15,203)
   Additional paid-in capital ..................          4,909           4,909
   Retained earnings ...........................        127,759         119,652
   Accumulated other comprehensive loss ........         (3,100)         (1,721)
                                                      ---------       ---------
     Total shareholders' equity ................        125,346         124,985
                                                      ---------       ---------
                                                      $ 284,816       $ 287,658
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Operations

(Amounts in thousands,                Three Months Ended     Nine Months Ended
except per share data, unaudited)           June 30               June 30
--------------------------------------------------------------------------------
                                        2002       2001       2002       2001
                                      ------------------------------------------
Sales ................................ $127,591   $109,247   $344,255  $330,802
Cost of goods sold ...................  111,801     96,352    303,862   294,062
                                       --------   --------   --------  --------
      Gross profit ...................   15,790     12,895     40,393    36,740

Selling, general and
   administrative expenses ...........    7,546      7,460     22,587    21,711
Equity in net income (loss) of
   unconsolidated corporate joint
   ventures (including impairment
   charge of $7.5 million in 2001) ...      443        285      1,326    (7,129)
                                       --------   --------   --------   --------
   Operating income (loss) ...........    8,687      5,720     19,132     7,900

Interest expense, net ................      680      1,514      3,532     5,233
                                       --------   --------   --------   --------
   Income (loss) before income taxes .    8,007      4,206     15,600     2,667

Provision for income taxes ...........    3,039      1,635      5,916     3,670
                                       --------   --------   --------   --------
    Net income (loss) ................ $  4,968   $  2,571   $  9,684   $(1,003)
                                       --------   --------   --------   --------
Diluted weighted average number of
   common shares outstanding .........    9,679     10,272      9,910    10,281
                                       ========   ========   ========   ========

Diluted earnings (loss) per common
   share ............................. $   0.51   $  0.25    $   0.98   $ (0.10)
                                       ========   ========   ========   ========

Basic weighted average number of
   common shares outstanding .........    9,556     10,223      9,815    10,281
                                       ========   ========   ========   ========

Basic earnings per common share ...... $   0.52   $  0.25    $   0.99   $ (0.10)
                                       ========   ========   ========   ========

Cash dividends per common share ...... $   0.08   $  0.06    $   0.08   $   0.06
                                       ========   ========   ========   ========

        Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)                        Three Months Ended     Nine Months Ended
(Unaudited)                                 June 30               June 30
---------------------------------------------------------------------------------
                                        2002       2001       2002       2001
                                      -------------------------------------------
Net income (loss) .................... $  4,968   $  2,571   $  9,684   $(1,003)
  Foreign currency translation
        adjustment ...................   (1,457)     1,156     (1,263)      130
  Change in unrealized loss on cash
        flow hedges, net of taxes ....     (251)      --         (116)     --
                                       --------   ---------   --------  --------
Comprehensive income (loss) .......... $  3,260   $  3,727    $ 8,305   $  (873)
                                       ========   =========   ========  ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Nine Months Ended
(Unaudited)                                                        June 30
--------------------------------------------------------------------------------
                                                             2002       2001
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................   $  9,684    $ (1,003)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
       Depreciation ...................................     10,855      10,923
       Amortization ...................................        550         548
       Deferred income taxes ..........................        690        (555)
       Equity in net (income) loss of unconsolidated
         corporate joint venture ......................     (1,326)      7,129
       Gain on sale of assets .........................       (222)        (21)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................     (4,611)      1,267
             Inventories ..............................        830       8,570
             Prepaid expenses and other assets ........        (63)       (122)
             Accounts payable .........................     10,336      (3,155)
             Accrued liabilities and income taxes .....      2,203       3,288
                                                          ---------   ---------
Net cash provided by operating activities .............     28,926      26,869
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (5,631)     (8,020)
   Proceeds from sale of property, plant and equipment         865         737
                                                          ---------   ---------
Net cash used in investing activities .................     (4,766)     (7,283)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     18,000       4,000
   Principal payments on long-term debt ...............    (34,168)    (24,169)
   Cash dividends on common stock .....................     (1,577)     (1,237)
   Repurchase of common stock .........................     (6,549)     (1,330)
   Net issuance of common stock .......................        183          45
   Other ..............................................        175         175
                                                          ---------   ---------
Net cash used in by financing activities ..............    (23,936)    (22,516)
                                                          ---------   ---------
Effect of exchange rate changes on cash ...............       (130)         (5)
                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents ..         94      (2,935)
Cash and cash equivalents, beginning of year ..........      3,380       4,469
                                                          ---------   ---------
Cash and cash equivalents, end of period ..............   $  3,474    $  1,534
                                                          =========   =========
Supplemental Cash Flow Disclosures:
  Cash payment for interest ...........................   $  4,087    $  6,134
  Cash payment for income taxes .......................   $  4,419    $  2,513


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of June 30, 2002 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2002 and 2001, and condensed consolidated cash flows for the nine months ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2001. The results of operations for the nine months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES:

Inventory consists of:
                                                       June 30     September 30
                                                         2002          2001
                                                     -----------   ------------
(In thousands)                                        Unaudited       Audited
-------------------------------------------------------------------------------
Raw materials ....................................   $   48,800   $   47,159
Finished goods and work in process ...............       16,822       19,792
                                                     ----------   ----------
                                                     $   65,622   $   66,951
                                                     ==========   ==========

3.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:


                                                          Three Months Ended
(In thousands, except per share results)                       June 30
-----------------------------------------------------------------------------
                                                            2002      2001
                                                          -------------------
Net income .............................................. $ 4,968   $ 2,571
                                                          -------   --------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .   9,556    10,223
    Plus: dilutive effect of stock options ..............     123        49
                                                          -------   --------
       Diluted weighted average shares                      9,679    10,272
                                                          -------   --------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .   9,556    10,223
                                                          -------   --------

Net income (loss) per share data:
    Diluted ............................................. $ 0.51    $ 0.25
                                                          =======   =======

    Basic ............................................... $ 0.52    $ 0.25
                                                          =======   =======

                                                           Nine Months Ended
(In thousands, except per share results)                        June 30
-----------------------------------------------------------------------------
                                                            2002      2001
                                                          -------------------
Net income (loss) ....................................... $ 9,684   $(1,003)
                                                          -------   --------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .   9,815    10,281
    Plus: dilutive effect of stock options ..............      95       --
                                                          -------   --------
       Diluted weighted average shares                      9,910    10,281
                                                          -------   --------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .   9,815    10,281
                                                          -------   --------

Net income (loss) per share data:
    Diluted ............................................. $ 0.98    $(0.10)
                                                          =======   =======

    Basic ............................................... $ 0.99    $(0.10)
                                                          =======   =======

Options to purchase 301,000 shares at June 30, 2002 were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during the periods. Options to purchase 577,500 shares at June 30, 2001 were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during the three months ended June 30, 2001. Options to purchase 791,500 shares at June 30, 2001 were excluded from the calculations above because they were antidilulitve for the nine months ended June 30, 2001.

4.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc. (Mi-Tech), a fifty percent owned corporate joint venture accounted for by the equity method, follows:

     (In Thousands)          Three Months Ended            Nine Months Ended
     (Unaudited)                   June 30                      June 30
     -----------------      ---------------------      -----------------------
                              2002         2001          2002           2001
                              ----         ----          ----           ----

     Sales                  $38,193      $33,429       $108,026       $105,019
     Net Income (Loss)          736          572          2,336        (12,152)

The Company has various transactions with Mi-Tech Steel, Inc. Included in operating income of the Company are management fees, interest earned on advances and equity from the joint venture earnings (losses) totaling $542,000 and $1,687,000 for the quarter and year ended June 30, 2002, respectively, compared to $460,000 and $(6,607,000) for the quarter and year ended June 30, 2001, respectively. The Company is a guarantor of up to $8,250,000 of Mi-Tech Steel, Inc's borrowings under a revolving line of credit due October 15, 2002. As of June 30, 2002, there was $3,000,000 outstanding on this credit facility. The lender has the ability to call the debt if debt covenants are violated. The Company's equity in undistributed net income of Mi-Tech Steel, Inc. was $5,492,000 and $4,324,000 at June 30, 2002 and 2001, respectively.

During the third quarter and first nine months of fiscal 2002, the Company recorded sales of $1,334,000 and $3,098,000, respectively, for products sold to a company owned by certain officers and directors of the Company compared to sales of $1,018,000 and $2,556,000, respectively, during the third quarter and first nine months of fiscal 2001.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements and the consolidated financial statements of Mi-Tech Steel,
Inc.:

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

Results of Operations
----------------------

Steel Technologies posted record sales of $127,591,000 for the third quarter ended June 30, 2002, an increase of 17% from sales of $109,247,000 for the third quarter ended June 30, 2001. Tons shipped of Company-owned steel products in the third quarter of fiscal 2002 increased approximately 21% compared to the third quarter of fiscal 2001 while the average selling price of Company-owned steel products for the third quarter fiscal 2002 decreased approximately 4% from the previous year.

Sales for the nine months ended June 30, 2002 increased by 4% to $344,255,000 compared to $330,802,000 for the nine months ended June 30, 2001. Tons shipped in the first nine months of fiscal 2002 increased 12% compared to the first nine months of fiscal 2001. Average selling prices of steel for the first nine months of fiscal 2002 decreased approximately 7% as compared to the previous year.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share and to develop a substantial amount of new business with both existing and new customers.

The gross profit margin was 12.4% in the third quarter of fiscal 2002 compared to 11.8% in the third quarter of fiscal 2001. For the first nine months of fiscal 2002 and 2001, the gross profit margin was 11.7% and 11.1%, respectively. The increase is attributable to higher sales volume spread over certain fixed manufacturing expenses, operating efficiencies and improved productivity as a result of equipment improvements and upgrades at several facilities in recent years. The Company expects raw material costs to continue a trend of higher purchase prices that began in the second quarter of fiscal 2002. Raw material prices have increased as a result of slightly improving economic conditions, idled domestic steel producing capacity and the reduction in foreign steel imports resulting from the Section 201 trade tariffs. Should raw material costs increase significantly and not be offset by corresponding price increases, gross margins could be negatively impacted. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Selling, general and administrative costs for the third quarter increased approximately 1.2% from the comparable quarter of fiscal 2001. As a percentage of sales these costs declined to 5.9% for the third quarter of fiscal 2002 as compared to 6.8% for the third quarter of fiscal 2001. Selling, general and administrative expenses increased 4% from the comparable nine months ended June 30, 2001 and as a percentage of sales remained constant for the first nine months of both fiscal 2002 and 2001 at 6.6%. The year-to-date increase was primarily attributable to the write-off of unamortized loan costs relating to two industrial revenue bonds issued in Maryland and Missouri that were retired before their scheduled maturity. Steel Technologies continues to actively manage the level at which selling, general and administrative costs are added to its cost structure.

The Company's share of income (loss) of its joint venture operations was $443,000 and $1,326,000, respectively for the third quarter and nine months of fiscal 2002 compared to $285,000 and ($7,129,000), respectively for the third quarter and nine months ended June 30, 2001. The results in 2001 include the Company's share of approximately $7.5 million of asset impairment charges recorded during the second fiscal quarter of 2001 relating to its joint venture operations.

Net interest expense for the third quarter of fiscal 2002 was $680,000 compared to $1,514,000 for the third quarter of fiscal 2001. Net interest expense for the first nine months of fiscal 2002 was $3,532,000 compared to $5,233,000 for first nine months of fiscal 2001. The decrease is primarily the result of lower average borrowings, slightly lower interest rates during the first nine months of fiscal 2002 as compared to fiscal 2001 and foreign currency gains recorded in 2002 for its Mexican subsidiary as a result of the weakening peso relative to the dollar.

The Company's effective income tax rate was approximately 38.0% and 37.9% respectively for the third quarter and nine months of fiscal 2002 compared to 38.9% and 41.1% for the comparable periods of fiscal 2001, excluding the asset impairment charges recorded in equity in net income (loss) of joint ventures during the second quarter of fiscal 2001. The year to date decrease is attributable to a higher percentage of overall earnings from the Mi-Tech joint venture, which are not fully taxable to the Company, and a lower percentage of overall earnings in 2002 from items not deductible for tax purposes including goodwill amortization.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2002, Steel Technologies had $72,033,000 of working capital, maintained a current ratio of 2.0:1 and had total debt at 39% of capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. For the first nine months of fiscal 2002, net income, depreciation and working capital management contributed to the $28,926,000 of cash provided by operations compared to $26,869,0000 for the nine months ended June 30, 2001.

Capital expenditures for the first nine months of fiscal 2002 totaled approximately $5,631,000. The major expenditures were for various capacity expansion projects. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2002, the capital additions to all facilities are expected to approximate $10,000,000.

Steel Technologies maintains an equity investment of approximately $18,244,000 in its 90%-owned Mexican subsidiary. Additional investments in the Company's Mexican operations, if required, would be financed with available funds from the Company's bank line of credit.

The translation of the financial statements of the Company's Mexican subsidiary from local currencies to the U.S. dollar subjects the Company to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. Management does not consider its exposure to exchange rate risks to be material and considers the Mexican peso a relatively stable currency. The Company does not typically manage its related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction gains were $412,000 and $284,000 during the first three and nine months of fiscal 2002, respectively, compared to transaction losses of $52,000 and $9,000 during the first three and nine months of fiscal 2001, respectively.

Pursuant to a joint venture agreement, Steel Technologies has guaranteed $8,250,000 of the bank financing required for the working capital purposes of Mi-Tech. As of June 30, 2002, there was $3,000,000 outstanding on this credit facility which matured on June 30, 2002 and was extended to October 15, 2002. Management expects to refinance Mi-Tech's existing line of credit facility prior to October 15, 2002.

The Company maintains a 50% equity investment in Mi-Tech and a 49% equity investment in Ferrolux Metals Co., LLC. Additional equity contributions to the Company's joint venture operations are not expected for the foreseeable future, but, if required, would be financed with available funds from the Company's bank line of credit.

The Company has a $125,000,000 line of credit agreement expiring on August 31, 2004, with various variable options on the interest rate, none of which are greater than the bank's prime. During the first nine months of fiscal 2002, the Company borrowed $18,000,000 and repaid $34,168,000 in debt from its operating cash flows. At June 30, 2002, there was $62,000,000 outstanding on the credit facility.

Cash flows from operations and available borrowing capabilities are expected to be sufficient to finance the capital expenditure plans as well as the working capital needs for fiscal 2002. Operating cash flows are somewhat influenced by cyclicality of demand in the steel industry, especially in the automotive market.

The Company has approximately $17,120,000 outstanding at June 30, 2002 on the ten-year note which requires annual principal payments of approximately $5,700,000 through March 2005. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

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

In June 2002, the Company entered into a contract to purchase electricity through June 2005 to meet its needs for its Canton, Michigan facility. At this time, the Company has no other known material obligations, commitments or demands that must be met beyond the next twelve months.

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

Certain Transactions
--------------------

The Company has recorded sales of $1,334,000 and $3,098,000 during the third quarter and first nine months of fiscal 2002, respectively, for products sold to a company owned by certain officers and directors of the Company compared to sales of $1,018,000 and $2,556,000 during the third quarter and first nine months of fiscal 2001, respectively. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties. See also information contained under "Certain Transactions" included on page 13 in the Company's 2002 Proxy Statement.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first nine months ended June 30, 2002 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



STEEL TECHNOLOGIES INC.
            (Registrant)







  By  /s/
      -------------------------------
              Joseph P. Bellino
            Chief Financial Officer
           (Principal Financial and
           Chief Accounting Officer)


Dated July 29, 2002