Form 10-K
period 2002-09-30
STEEL TECHNOLOGIES INC
filed 2002-12-27
CIK 771790

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended September 30, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of December 6, 2002, computed by reference to the closing price of the registrant's common stock, as quoted in the Nasdaq National Market System on such date: $162,176,302.

Number of shares of the registrant's Common Stock outstanding at December 6, 2002: 9,722,217.

Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 2002 are incorporated by reference into Part II. Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 23, 2003 are incorporated by reference into Part III.

PART I

ITEM 1.           BUSINESS

GENERAL

Steel Technologies Inc. ("the Company") was incorporated under the laws of the state of Kentucky in 1971 as Southern Strip Steel, Inc. In June 1985, the name of the corporation was changed to Steel Technologies Inc.

The Company is an intermediate steel processor engaged in the business of processing flat rolled steel to specified close tolerances in response to orders from industrial customers who require steel of precise thickness, width, temper, finish and shape for their manufacturing purposes. The Company purchases commercial tolerance steel in coils up to 72 inches in width from major steel mills, processing it to customer specification. The processed steel is distributed from facilities located in Indiana, Kentucky, Michigan, Missouri, North Carolina, Ohio and South Carolina in the U.S. and three facilities in Mexico. The Company has customers in 34 states primarily in the East, Midwest and South, as well as into Mexico and Canada. The Company's principal processed products are: cold-rolled strip and sheet, cold-rolled one-pass strip, high carbon and alloy strip and sheet, hot-rolled strip and sheet, high strength low alloy strip and sheet, hot-rolled pickle and oil and coated strip and sheet, pickling of hot-rolled black coils, blanking and cut-to-length processing of coil steel, and fabrication and welding of steel sheets and plates.

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

The Company processes steel for sale to a variety of industrial customers, including those in the automotive, automotive supply, appliance, lawn and garden, railcar, machinery and office equipment industries. In fiscal 2002, 2001, and 2000 sales to the automotive industry directly accounted for 10% of the Company's sales and sales to the automotive supply industry accounted for 50%. The Company believes its long-term relationships with its major customers are a significant factor in its business.

The Company supplies processed steel to more than approximately 900 active accounts. These customers are generally located within 300 miles of one of the Company's plants. The location of Company facilities near a great number of customers permits the efficient distribution of the Company's products by truck. Independent trucking companies afford a convenient and expeditious means for shipping approximately two-thirds of the Company's products to its customers. The Company also maintains a small number of tractor-trailer trucks to provide flexible delivery service to those customers who do not arrange for their own shipping needs.

SUPPLIERS

In 2002, the Company obtained its steel for processing from a number of integrated and mini mill sources close to its facilities and a limited number of foreign steel companies. The Company obtains its raw material requirements by ordering steel possessing specified physical qualities and alloy content. The Company believes that it is not dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

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

EMPLOYEES

As of September 30, 2002, the Company employed approximately 983 full-time people, of which approximately 104 are represented by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.


ITEM 2.           PROPERTIES

The Company's principal processing plants and distribution facilities are as follows:

                                         Square                  Year Opened/
Plant Location                          Footage                    Acquired
--------------                          -------                  ------------
Eminence, Kentucky                   180,000 sq.ft.                  1971
Portage, Indiana                     242,000 sq.ft.                  1987
Canton, Michigan                     230,000 sq.ft.                  1991
Monterrey, Mexico                     80,000 sq.ft.                  1994
Ghent, Kentucky                      230,000 sq.ft.                  1995
Puebla, Mexico                        20,000 sq.ft.                  1997
Clinton, No. Carolina                110,000 sq.ft.                  1997
Willoughby, Ohio                      75,000 sq.ft.                  1998
Huger, So. Carolina                   84,000 sq.ft.                  1999
Kennett, Missouri                     94,000 sq.ft.                  2000
Wurtland, Kentucky                    47,000 sq.ft.                  2000
Matamoros, Mexico                     80,000 sq.ft.                  2000

All of these facilities are owned by the Company except for the Puebla facility which is leased. In 1999, the Company purchased the real property used for processing in North Carolina and Ohio. Prior to that, the company had lease arrangements with these facilities subsequently purchased. The Company's Elkton, Maryland facility, consisting of 60,000 square feet, was opened in 1989, ceased operations during 2002 and is currently available for sale.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                 Age  Title
----                 ---  -----
Merwin J. Ray         73  Founding Chairman of the Board

Bradford T. Ray       44  Chairman of the Board and Chief Executive Officer

Michael J. Carroll    45  President and Chief Operating Officer

Howard F. Bates, Jr.  56  Vice President-Technical Services

Joseph P. Bellino     52  Chief Financial Officer and Treasurer

Brad A. Goranson      48  Senior Vice President-Sales

Officers are elected annually by and serve at the discretion of the Board of Directors. All of the above listed officers except for Brad A. Goranson are members of the Company's Board of Directors.

Mr. Merwin J. Ray has served as Founding Chairman since January 2002. He previously held the position of Chairman of the Board from the inception of the Company in 1971 to January 2002 and Chief Executive Officer from May 1985 to November 1999. Mr. Ray is the father of Bradford T. Ray, Chairman of the Board & Chief Executive Officer of the Company.

Mr. Bradford T. Ray has served as Chairman of the Board since January 2002 and Vice Chairman and Chief Executive Officer since November 1999. He previously held the positions President and Chief Operating Officer from November 1994 until November 1999, Executive Vice President from April 1993 to November 1994 and Vice President-Manufacturing of the Company from January 1987 to April 1993.

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

Mr. Joseph P. Bellino has served as Chief Financial Officer and Treasurer of the Company since October 1997. He previously held the position of President of Beacon Capital Advisors Company from 1996 to 1997. Beacon Capital provides consulting in the areas of mergers and acquisitions, valuations and executive advisory services.

Mr. Brad A. Goranson has served as Senior Vice President - Sales of the Company since July 2000. He previously served as Vice President - Manufacturing from August 1998 to July 2000 and Vice President - Sales, Midwest Region from August 1991 to July 1998.

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Except as presented below, the information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend Information" on page 5 of the Company's annual report to shareholders for the year ended September 30, 2002.

                      Equity Compensation Plan Information

The Company maintains two plans that may grant equity compensation: the shareholder-approved Steel Technologies Inc. 2000 Stock Option Plan and the Second Steel Technologies Inc. Nonemployee Directors Stock Plan.

----------------------------   -----------------------  --------------------   -------------------------------
                               Number of securities to    Weighted-average     Number of securities remaining
                               be issued upon exercise   exercise price of     available for future issuance
                               of outstanding options,  outstanding options,   under equity compensation plans
          Plan Category          warrants and rights    warrants and rights
----------------------------   -----------------------  --------------------   -------------------------------
Equity compensation plans
approved by security holders      570,650                       $8.94                     286,000

Equity compensation plans not
approved by security holders          0(Note 1)                 Note 2                     13,059
----------------------------   -----------------------  --------------------   -------------------------------

Total                             570,650                       $8.94                     299,059

Note 1: In order to align the interests of the Company's nonemployee directors with those of its shareholders, Directors who are not officers or employees of the Company receive an annual fee of $20,000 for their services as a director and are reimbursed for travel and other expenses incurred in connection with their attendance at meetings of the Board. All nonemployee directors who, as of the first day of any calendar year, have not attained the age of 60, receive one-half of their annual retainer fee in the form of shares of the Company's common stock. Any nonemployee director may elect to receive all of the remaining portion of his or her annual retainer fee in the form of Common Stock.

Note 2: The number of shares issued to each eligible director is determined quarterly based upon the fair market value of the Company's stock as of the first trading day of the week of the scheduled date of the regular meeting of the Board of Directors .



ITEM 6.           SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected Financial Data" on page 4 of the Company's annual report to shareholders for the year ended September 30, 2002.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 10 of the Company's annual report to shareholders for the year ended September 30, 2002.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to changes in interest rates. To manage interest rate exposures, the Company uses fixed and variable debt and interest rate swap contracts. The Company does not enter into derivative financial instrument transactions for speculative purposes.

In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into interest rate swap contracts with major financial institutions on August 30, 2001. Under terms of these separate contracts the Company receives a LIBOR based variable interest rate and pays a fixed interest rate of 4.24% and 4.48% on notional amounts of $15 million each which mature in August 2003 and February 2004, respectively. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of the applicable month, which is consistent with the variable rate determination on the underlying debt.

The following table summarizes principal cash flows and related interest rates of the Company's long-term debt and interest rate swaps at September 30, 2002 by expected maturity dates. The weighted average interest rate of the fixed-rate debt is based on the actual average rates at September 30, 2002. The variable-rate debt is based on actual rates at September 30, 2002. The variable-rate debt consists primarily of the line of credit of which $63,500,000 is outstanding at September 30, 2002.

(In thousands except for interest rates)           September 30, 2002

                                                             Fair
                  2003    2004    2005  Thereafter  Total    Value
                 ----------------------------------------------------
Long-term debt
   (fixed)       $5,759  $ 5,720 $5,680 $  -        $17,159  $18,186
Weighted average
   interest rates  8.52%  8.52%  8.52%
Long-term debt
   (variable)    $  -    $66,100 $  -   $   -       $63,500  $63,500
Weighted average
   interest rates  3.46%  3.46%
Interest rate
   swaps, net    $  762  $   237 $  -   $   -       $   999  $   999

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries on pages 11 through 24 and Report of Independent Accountants on page 25 are included in the Company's annual report to shareholders for the year ended September 30, 2002, and the sections entitled "Selected Quarterly Financial Data" and "Market Price and Dividend Information" on page 5 thereof are incorporated herein by reference.


     Consolidated Balance Sheets - September 30, 2002 and 2001
     Consolidated  Statements of Income - Years ended  September 30, 2002,  2001 and 2000
     Consolidated Statements of Comprehensive Income - Years ended September 30,
          2002, 2001 and 2000 Consolidated Statements of Shareholders' Equity - Years ended September 30, 2002, 2001 and 2000
     Consolidated Statements of Cash Flows -Years ended September 30, 2002, 2001 and 2000
     Notes  to   Consolidated   Financial   Statements
     Report of Independent Accountants


ITEM  9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information required by Item 10 is incorporated by reference herein from the material under the section entitled "Election of Directors" contained on pages 3 through 7, and "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the annual meeting of shareholders of Steel Technologies Inc. to be held on January 23, 2003. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant".


ITEM 11.          EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), the information required by Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Compensation of Directors" contained on page 7 and "Executive Compensation" contained on pages 8 through 11 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 23, 2003.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" contained on pages 11 through 13 and "Performance Graph" contained on page 15 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 23, 2003 shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), the information required by Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 2 through 3 and "Election of Directors" contained on pages 3 through 7 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 23, 2003.

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

ITEM 14.          CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this Annual Report on Form 10-K. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is made known to us by others within the Company, including its consolidated subsidiaries.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation or any corrective actions with regard to significant deficiencies or material weaknesses.

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

               Report of Independent  Accountants
               Consolidated Balance Sheets - September 30, 2002 and 2001 Consolidated Statements of Operations - Years ended September 30,
                    2002, 2001 and 2000
               Consolidated  Statements  of  Shareholders'  Equity  -Years ended
                    September 30, 2002, 2001 and 2000
               Consolidated  Statements of Cash Flows -Years ended September 30,
                    2002, 2001 and 2000
               Notes to Consolidated Financial Statements

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

(b) No report on Form 8-K was filed for the quarter ended September 30, 2002.

(c)      Exhibits filed with this report are attached hereto.

                                    Page E-1
                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2001


Ref.   Exhibit
 #        #     Description
---    -------  -------------------------------------------------------
(i)     3.1     Second  Restated   Articles  of  Incorporation  of  the
                Registrant
(i)     3.2     Second Amended By-Laws of the Registrant
(j)     10.1    Loan Agreement dated as of August 31, 2001, between the
                Registrant  and PNC Bank, National Association, National
                City Bank of Kentucky, SunTrust Bank, Firstar Bank, N.A.
                and Bank One, Kentucky N.A.
(e)     10.2(a) Note Agreement  dated as of March 1, 1995,  between the
                Registrant   and   Principal   Mutual  Life   Insurance
                Company,   Lincoln   National   Investment   Management
                Company,  Jefferson-Pilot  Life  Insurance  Company and
                Northern Life Insurance Company
(e)     10.2(b) Request for Consent to Amendment of Note Agreement
(e)     10.2(c) Request  for  Consent  to  Second   Amendment  of  Note
                Agreement
(j)     10.2(d) Third Amendment of Note Agreement
(j)     10.2(e) Waiver and Fourth Amendment to Note Agreement
(b)     10.3(a) Incentive Stock Option Plan of the Registrant *
(a)     10.3(b) Amendment  #1,  dated  April 7,  1987 to the  Incentive
                Stock Option Plan of the Registrant *
(e)     10.3(c) Registrant's 1995 Stock Option Plan *
(i)     10.3(d) Registrant's 2000 Stock Option Plan *
(f)     10.4    Stock  Purchase   Agreement   between   Registrant  and
                Shareholders   of  Atlantic   Coil   Processing,   Inc.
                effective April 1, 1997.
(c)     10.5(a) Revised Employee Bonus Plan of the Registrant *
(i)     10.5(b) Employment   Agreement  between   Registrant  and  Vice
                Chairman and Chief  Executive  Officer  effective as of
                March 16, 2000 and Promissory Note*
(a)     10.6(a) Joint  Venture  Agreement  dated March 30, 1987 between
                Mitsui  &  Co.,  LTD.,  Mitsui  & Co.  (U.S.A.),  Inc.,
                Mitsui Steel Development Co., Inc., and the Registrant
(c)     10.6(b) Amendment  #1,  dated  February  28,  1989 to the Joint
                Venture  Agreement  dated March 30, 1987 between Mitsui
                & Co., LTD., Mitsui & Co. (U.S.A.),  Inc., Mitsui Steel
                Development Co., Inc., and the Registrant
(d)     10.8    Joint  Venture  Agreement  dated October 16, 1990 among
                Mitsui  Steel  Development  Co.,  Inc.  and  LTV  Steel
                Company, Inc. and the Registrant
(d)     10.9    Form   of   Indemnification   Agreement   between   the
                Registrant and its Directors *
(i)     10.10(a)Steel  Technologies  Inc. Restated  Retirement  Savings
                Plan
(i)     10.10(b)Amendment  No.  1  to  the  Steel   Technologies   Inc.
                Retirement Savings Plan
(h)     10.12   Amended and restated Nonemployee Directors Stock Plan *
(l)     10.12(a)Second Amended and restated Nonemployee Directors Stock Plan *
(g)     10.13   Confirmation  of Interest Rate Swap  Transaction  dated
                July 31,  1998  between  the  Registrant  and  SunTrust
                Bank, Atlanta.
(g)     10.14   Stock  Purchase   Agreement   between   Registrant  and
                Stockholders  of Roberts Steel Company  effective  July
                1, 1998.
(k)     10.15   Redemption and Noncompetition Agreement*

                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2001


Ref.   Exhibit
 #        #     Description
---    -------  -------------------------------------------------------

        13      2001 Annual  Report to  Shareholders,  filed  herewith.
                The annual  report shall not be deemed to be filed with
                the  Commission  except to the extent that  information
                is specifically incorporated by reference herein
        21.1    Subsidiaries of the Registrant
        23.1    Consent of Independent Accountants
        99      Financial statements of M-Tech Steel, Inc.
        99.1    Certification  of Chief Executive  Officer Pursuant to Title 18,
                United States Code, Section 1350 as adopted  pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002
        99.2    Certification  of Chief Financial Officer  Pursuant to Title 18,
                United States Code, Section 1350 as adopted  pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002





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

(j) Incorporated herein by reference to exhibits filed with the Company's Annual Report of Form 10K (file #0-14061) for the fiscal year ended September 30, 2001.

(k) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report of Form 10Q (file #0-14061) for the quarter ended December 31, 2001.

(l)  Incorporated  herein by reference to exhibits filed with the Company's Form
     S-8   Registration   Statement  under  the  Securities  Act  of  1933  (No.
     333-91798), which became effective June 14, 2002.


* Indicates management contract or compensatory plan and arrangement

                       STEEL TECHNOLOGIES INC.
                              SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS

                       Additions
     Balance at        Charged to       Additions    Charged to    Balance at
     Beginning         Costs and        Charged to   Other         End of
     of Period         Expenses         Other        Deductions    Period
     ----------        ----------       ----------   -----------   ----------
Year Ended September 30, 2002:
(A)  $2,671,387        $1,165,022       $      -     $2,340,162(C)  $1,496,247

Year Ended September 30, 2001:
(A)  $1,327,400        $1,789,676       $      -     $  445,689(C)  $2,671,387

Year Ended September 30, 2000:
(A)  $1,046,558        $  329,000       $  85,108(B) $  133,266(C)  $1,327,400





(A) Allowance for doubtful accounts
(B) Uncollectible accounts charged off, less recoveries.



       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


Board of Directors and Shareholders
Steel Technologies Inc.:

Our audits of the consolidated financial statements referred to in our report dated October 28, 2002 appearing on page 25 of the 2002 Annual Report to Shareholders of Steel Technologies Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP



Louisville, Kentucky
October 28, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STEEL TECHNOLOGIES INC.

Dated:    December 26, 2002       By:/S/Joseph P. Bellino
                                     ________________________
                                     Joseph P. Bellino
                                     Chief Financial Officer,
                                     and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Date    Title
---------                --------  -----



/s/ Bradford T. Ray      12/26/02  Director, Vice Chairman and Chief Executive
____________________                 Officer (Principal Executive Officer)
Bradford T. Ray

/s/ Michael J. Carroll   12/26/02  Director, President and Chief
___________________                  Operating Officer
Michael J. Carroll

/s/ Joseph P. Bellino    12/26/02  Chief Financial Officer and Director
___________________
Joseph P. Bellino

/s/ Howard F. Bates, Jr. 12/26/02  Director and Vice President-
___________________                  Technical Services
Howard F. Bates, Jr.

/s/ Stuart N. Ray        12/26/02  Director and Vice President,
____________________                 President, Mi-Tech Steel, Inc.
Stuart N. Ray

/s/ Merwin J. Ray        12/26/02  Founding Chairman and Director
___________________                (Principal Executive Officer)
Merwin J. Ray

/s/ Ralph W. McIntyre    12/26/02  Director
___________________
Ralph W. McIntyre

/s/ William E. Hellmann  12/26/02  Director
___________________
William E. Hellman

/s/ Jimmy Dan Conner     12/26/02  Director
___________________
Jimmy Dan Conner

/s/ Andrew J. Payton     12/26/02  Director
___________________
Andrew J. Payton

/s/ Doug A. Bawel        12/26/02  Director
___________________
Doug A. Bawel

                                 CERTIFICATIONS

I, Bradford T. Ray, certify that:

     1. I have reviewed this annual report on Form 10-K of Steel Technologies Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 26, 2002

/s/ Bradford. T. Ray
____________________
Bradford T. Ray
Chief Executive Officer

I, Joseph P. Bellino, certify that:

     1. I have reviewed this annual report on Form 10-K of Steel Technologies Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 26, 2002

/s/ Joseph P. Bellino
_____________________
Joseph P. Bellino
Chief Financial Officer

                                EXHIBIT 13 2002
                         ANNUAL REPORT TO SHAREHOLDERS

Steel Technologies Inc.
Selected Financial Data
(In thousands, except per share results)

                                             Years Ended September 30
                                             ------------------------
INCOME STATEMENT DATA                 2002     2001     2000    1999     1998
-------------------------------------------------------------------------------
Sales(1)                           $475,398 $436,655 $469,632 $418,159 $390,244
Cost of goods sold(1)               415,763  388,363  418,680  361,192  346,143
Gross profit                         59,635   48,292   50,952   56,967   44,101
Selling, general and
   administrative expenses           30,024   29,535   28,251   26,108   22,144
Equity in net income (loss) of
   unconsolidated corporate
   joint ventures(2)                  1,540   (6,832)     898    1,095      537
Operating income                     31,151   11,925   23,599   31,954   22,494
Income before income taxes           25,465    5,497   16,177   25,233   16,410
Net income                           15,794      764   10,212   15,572    9,803
Diluted earnings per common share  $  1.60  $   0.07 $   0.94 $   1.38 $   0.82
Diluted weighted average number
   of common shares outstanding       9,886   10,308   10,857   11,256   11,989
Basic earnings per common share    $  1.62  $   0.07 $   0.94 $   1.39 $   0.82
Basic weighted average number of
   common shares outstanding          9,762   10,267   10,818   11,230   11,942
Cash dividends per common share    $  0.16  $   0.12 $   0.12 $   0.11 $   0.10

                                                    September 30
                                   --------------------------------------------
BALANCE SHEET DATA                    2002     2001     2000    1999     1998
-------------------------------------------------------------------------------
Working capital                    $ 82,213 $ 80,427 $ 97,428 $ 89,418 $ 80,319
Total assets                        307,115  289,103  315,389  289,105  266,481
Long-term debt                       74,900   89,110  115,394   90,209   88,300
Shareholders' equity                131,730  124,985  127,032  124,439  113,676


                                             Years Ended September 30
                                             ------------------------
OTHER DATA                            2002     2001     2000    1999     1998
-------------------------------------------------------------------------------
Capital expenditures, including
   acquisitions and investments in
   joint ventures                  $  7,128 $ 11,033  $ 32,010 $ 18,304 $ 25,414
Shareholders' equity per common
   share                              13.63    12.23     12.14    11.17     9.81
Depreciation and amortization        15,108   15,351    13,929   12,852   11,860


(1) Losses on disposals/writeoffs of property, plant and equipment have been reclassified from sales and are now shown as a separate line item. Foreign currency transaction gains and losses have been reclassified from interest expense, net to sales.

(2) 2001 includes $7.5 million impairment charge (see Note 5 of the Company's Notes to Consolidated Financial Statements)

Steel Technologies Inc.
Selected Quarterly Financial Data
(In thousands, except per share results)


Fiscal Year 2002                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales(1)                          $101,576  $114,703  $128,037  $131,081
Gross profit                        10,903    13,315    16,236    19,081
Net income                           1,864     2,852     4,968     6,110
Diluted earnings per common share $   0.18  $   0.29  $   0.51  $   0.62
Basic earnings per common share   $   0.18  $   0.29  $   0.52  $   0.64



Fiscal Year 2001                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales(1)                          $112,636  $108,674  $109,420  $105,925
Gross profit                        11,241    12,359    13,068    11,624
Net income (loss)                    1,782    (5,356)    2,571     1,767
Diluted earnings (loss) per
   common share                   $   0.33  $   0.30  $   0.24  $   0.07
Basic earnings (loss) per
   common sharee                  $   0.33  $   0.30  $   0.24  $   0.07


(1) Losses on disposals/writeoffs or property, plant and equipment have been reclassified from sales and are now shown as a separate line item. Foreign currency transaction gains and losses have been reclassified from interest expense, net to sales.

Market Price and Dividend Information:

The Company's common stock trades on The Nasdaq Stock Market under the symbol STTX. At October 31, 2002, there were approximately 435 shareholders of record. The Company's current dividend policy provides for semiannual payments of cash dividends. The following table shows cash dividends and high and low prices for the common stock for each quarter of fiscal 2002 and 2001. Nasdaq National Market System quotations are based on actual transactions.

                                                         Stock Price
                                            ------------------------------------
Fiscal Year 2002                             High         Low       Dividends
--------------------------------------------------------------------------------
First Quarter                               $ 9.250     $ 7.250      $ 0.08
Second Quarter                              $ 9.153     $ 7.890
Third Quarter                               $13.600     $ 8.400      $ 0.08
Fourth Quarter                              $19.050     $ 9.600


                                                         Stock Price
                                            ------------------------------------
Fiscal Year 2001                             High         Low       Dividends
--------------------------------------------------------------------------------
First Quarter                               $ 6.500     $ 4.750      $ 0.06
Second Quarter                              $ 7.063     $ 5.250
Third Quarter                               $ 7.500     $ 5.688      $ 0.06
Fourth Quarter                              $ 8.380     $ 6.060

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements and the consolidated financial statements of Mi-Tech Steel, Inc. (Mi-Tech Steel), a 50% owned corporate joint venture of the Company:

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

Impairment of Long-Lived Assets
-------------------------------

The Company reviews the carrying value of its long-lived assets for impairment whenever changes in events and circumstances indicate that the carrying amount of the assets may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with an asset would be compared to the asset's carrying value to determine if a write-down to market value or undiscounted cash flows value is required. Future changes in circumstances, cash flow estimates and estimates of fair value could affect the valuations.

RESULTS OF OPERATIONS - FISCAL 2002 COMPARED TO FISCAL 2001

Steel Technologies posted sales of $475,398,000 in fiscal 2002, an increase of 9% from 2001 sales of $436,655,000. Tons shipped of Company-owned steel products in fiscal 2002 increased approximately 13% compared to fiscal 2001 while the average selling price of Company-owned steel products for the year decreased approximately 4% from the previous year.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share and to develop a substantial amount of new business with both existing and new customers.

The gross profit margin was 12.5% in 2002 compared to 11.1% in 2001. The increase is attributable to higher sales volume spread over certain fixed manufacturing expenses, operating efficiencies and improved productivity as a result of equipment improvements and upgrades at several facilities in recent years. The Company expects average raw material costs in fiscal 2003 to exceed average raw material costs in fiscal 2002. Raw material prices have increased as a result of idled domestic steel producing capacity and the reduction in foreign steel imports resulting from the Section 201 trade tariffs. Should raw material costs increase significantly and not be offset by corresponding price increases, gross margins could be negatively impacted. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Selling, general and administrative costs increased approximately 1.7% in fiscal 2002 primarily as a result of higher sales volume and the write-off of unamortized loan costs relating to two industrial revenue bonds issued in Maryland and Missouri that were retired before their scheduled maturity. Selling, general and administrative costs were 6.3% and 6.8% of sales in 2002 and 2001, respectively. Steel Technologies continues to actively manage the level at which selling, general and administrative costs are added to its cost structure.

The Company's share of income (loss) of its joint venture operations was $1,540,000 in 2002 and ($6,832,000) in 2001. The results in 2002 include improved results from the Mi-Tech Steel joint venture primarily as a result of closing its Decatur, Alabama facility in March 2001 and the Company's share of income from Ferrolux Metals Co., LLC (Ferrolux) a 49% owned joint venture acquired in September 2001. The results in 2001 include the Company's share of approximately $7.5 million of asset impairment charges recorded during the second fiscal quarter of 2001 relating to its joint venture operations (see Note 5 of the Company's Notes to Consolidated Financial Statements).

Net interest expense decreased to $4,872,000 in 2002 from $6,346,000 in 2001. The decrease is primarily the result of lower average borrowings and declining interest rates experienced by the Company on its variable rate debt in fiscal 2002.

Loss on disposals/writeoffs of property, plant and equipment increased from $82,000 in 2001 to $814,000 in 2002 as a result of recent equipment improvements and upgrades.

The Company's effective income tax rate was approximately 38.0% in 2002 compared to 40.3% in 2001, excluding the asset impairment charges included in equity in net income (loss) of joint ventures during the second quarter of fiscal 2001 and the related tax benefit of approximately $500,000. The decrease is attributable to a higher percentage of overall earnings from the Mi-Tech Steel joint venture, which are not fully taxable to the Company, and higher earnings in 2002 which resulted in a lower percentage of items not deductible for tax purposes including goodwill amortization.

RESULTS OF OPERATIONS - FISCAL 2001 COMPARED TO FISCAL 2000

Steel Technologies posted sales of $436,655,000 in fiscal 2001, a decrease of 7% from 2000 sales of $469,632,000. Tons shipped of Company-owned steel products in fiscal 2001 decreased approximately 2% compared to fiscal 2000 while the average selling price of Company-owned steel products for the year decreased approximately 5% from the previous year.

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

The Company's share of income (loss) of its joint venture operations was ($6,832,000) in 2001 and $898,000 in 2000. This includes approximately $7.5 million of asset impairment charges before taxes recorded by the Company during the second fiscal quarter of 2001 relating to its joint venture operations (see
Note 5 of the Company's Notes to Consolidated Financial Statements).

Net interest expense decreased to $6,346,000 in 2001 from $7,399,000 in 2000. The decrease is attributable to lower average borrowings and declining interest rates experienced by the Company on its variable rate debt in fiscal 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002,  Steel  Technologies  had $82,213,000 of working capital, maintained a current ratio of 1.95:1 and had total debt at 38% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and overall market. During 2002, accounts receivable, inventories and other working capital needs have increased to support the increase in sales. This increase has been financed primarily through income from operations. These factors, along with non-cash charges for depreciation and amortization, contributed to $26,713,000 of cash provided by operations in 2002 compared to $37,547,000 in 2001.

Capital expenditures for 2002 totaled $7,132,000. The major expenditures were certain productivity and capacity improvement projects. Steel Technologies continues to expand production capacity to serve the growing needs of customers and invest in automation to improve productivity and make its operations more efficient. For fiscal 2003, the capital additions to all facilities are expected to approximate $15,000,000.

Steel Technologies maintains an equity investment of approximately $18,244,000 in its 90%-owned Mexican subsidiary. Additional investments in the Company's Mexican operations, if required, would be financed with available funds from the Company's bank line of credit.

The translation of the financial statements of the Company's Mexican subsidiary from local currencies to the U.S. dollar subjects the Company to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. Management does not consider its exposure to exchange rate risks to be material and considers the Mexican peso a relatively stable currency. The Company does not typically manage its related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction gains (losses) included in sales were $371,000, ($256,000) and $356,000 during 2002, 2001 and
2000, respectively.

The Company maintains a 50% equity investment in Mi-Tech Steel and a 49% equity investment in Ferrolux Metals Co., LLC. Additional equity contributions to the Company's joint venture operations are not expected for the foreseeable future, but, if required, would be financed with available funds from the Company's bank line of credit.

During 2002, the Company borrowed $24,000,000 and repaid $38,735,000 in debt. A portion of the borrowings under the line of credit agreement were used to retire industrial revenue bonds in Maryland and Missouri as well as to remit the annual principal payment of $5,700,000 in conjunction with the Company's ten-year note described below.

The Company has a $125,000,000 line of credit agreement expiring on August 31, 2004, with various variable options on the interest rate, none of which are greater than the bank's prime. At September 30, 2002 and 2001, there was $63,500,000 and $66,000,000, respectively, outstanding on the credit facility.

Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout fiscal 2003. Operating cash flows are somewhat influenced by cyclicality of demand in the steel industry, especially in the automotive market.

The Company has approximately $17,100,000 outstanding at September 30, 2002 on the ten-year note which requires annual principal payments of approximately $5,700,000 through March 2005. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

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

The following table summarizes the amounts of outstanding long-term debt as of September 30, 2002:

                Payments Due By Period (in thousands of dollars)
                ------------------------------------------------
                   Total    2003     2004    2005
                   -----    ----     ----    ----
Debt              $80,659  $5,759  $69,220  $5,680

In June 2002, the Company entered into a contract to purchase electricity through June 2005 to meet its needs for its Canton, Michigan facility. However, there is no minimum energy consumption required during the term of the contract. At this time, the Company has no other known material obligations, commitments or demands that must be met beyond the next twelve months.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. The Company has completed the program with 2,500,000 shares for an aggregate of $21,795,000 as of September 30, 2002. During fiscal 2002 and 2001, the Company repurchased approximately 677,000 and 253,000 shares of common stock for $6,592,000 and $1,392,000, respectively.

Steel Technologies believes all manufacturing facilities are in compliance with applicable federal and state environmental regulations. The Company is not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

Related Party Transactions
--------------------------

The Company has various transactions with Mi-Tech Steel (see Note 5 of the Company's Notes to Consolidated Financial Statements ).

The Company has recorded sales of $4,674,000, $3,629,000 and $5,007,000 in 2002,
2001 and 2000, respectively and accounts receivable of $1,029,000 and $836,000 as of September 30, 2002 and 2001, respectively, for products sold to a company owned by certain officers and directors of the Company. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties. See also information contained under "Certain Transactions" included in the Company's 2003 Proxy Statement.

During 2002, the Company repurchased 600,000 shares of its common stock from its founding chairman for $6,000,000.


               IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
               ---------------------------------------------------

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

The Company is in the process of preparing for its adoption of SFAS No. 142 and is making the determinations as to the fair value of its reporting units and what amounts of goodwill, assets and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS No. 142, the Company expects that it will no longer record $733,000 of annual amortization expense relating to its existing goodwill and that it will not reclassify any goodwill to intangible assets.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 121 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Management of the Company is currently analyzing the impact of SFAS No. 144 but currently does not believe the impact of the adoption of SFAS No. 144 as of October 1, 2002 will be significant.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS No. 146 to any future exit or disposal activities that are initiated after December 31, 2002.

                             STEEL TECHNOLOGIES INC.
                           Consolidated Balance Sheets
                          (In thousands, except shares)

                                                         September 30
                                                  --------------------------
                                                     2002            2001
----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents....................   $   2,127       $   3,380
  Trade accounts receivable, less
    allowance for doubtful accounts:
    $1,496 in 2001 and $2,671 in 2000..........      74,000          64,632
  Inventories..................................      87,741          66,951
  Deferred income taxes........................       1,841           3,226
  Prepaid expenses and other assets............       2,789           2,581
                                                  ---------       ---------
      Total current assets ....................     169,498         140,770
                                                  ---------       ---------
Property, plant and equipment (at cost), net of
   accumulated depreciation                         102,560         112,405
                                                  ---------       ---------
Investments in corporate joint ventures              16,590          15,127
Goodwill, net of amortization .................      18,148          18,879
Other assets ..................................       1,319           1,922
                                                  ---------       ---------
                                                  $ 307,115       $ 289,103
                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $  65,446       $  43,088
   Accrued liabilities ........................      12,922           9,623
   Income taxes payable .......................       2,158           1,349
   Long-term debt due within one year .........       5,759           6,283
                                                  ---------       ---------
      Total current liabilities ...............      86,285          60,343

Long-term debt ................................      74,900          89,110
Deferred income taxes .........................      14,200          14,665
                                                  ---------       ---------
     Total liabilities ........................     175,385         164,118
                                                  ---------       ---------
Commitments and contingencies .................        --              --

Shareholders' equity:
   Preferred stock, no par value;
     authorized shares: 500,000 shares;
     none issued or outstanding ...............        --              --
   Common stock, no par value; 50,000,000 shares
     authorized; issued and outstanding shares:
     9,663,468 in 2002 and 10,216,949 in 2001 .      18,733          17,348
   Treasury stock at cost: 2,519,000 shares in
     2002 and 1,823,000 shares in 2001 ........     (22,090)        (15,203)
   Additional paid-in capital .................       4,909           4,909
   Retained earnings ..........................     133,869         119,652
   Accumulated other comprehensive loss .......      (3,691)         (1,721)
                                                  ---------       ---------
     Total shareholders' equity ...............     131,730         124,985
                                                  ---------       ---------
                                                  $ 307,115       $ 289,103
                                                  =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                        Consolidated Statements of Income
                    (In thousands, except per share results)

                                          For the Years Ended September 30
                                          --------------------------------
                                             2002       2001       2000
--------------------------------------------------------------------------
Sales ..................................   $475,398   $436,655   $469,632
Cost of goods sold .....................    415,763    388,363    418,680
                                           --------   --------   --------
  Gross profit .........................     59,635     48,292     50,952
Selling, general and administrative
  expenses .............................     30,024     29,535     28,251
Equity in net income (loss) of
  unconsolidated corporate joint
  ventures (including impairment charge
  of $7.5 million in 2001) .............      1,540     (6,832)       898
                                           --------   --------   --------
  Operating income .....................     31,151     11,925     23,599
Interest expense .......................      4,872      6,346      7,399
Loss on disposals/writeoffs of property,
  plant and equipment ..................        814         82         23
                                           --------   --------   --------
  Income before income taxes ...........     25,465      5,497     16,177
Provision for income taxes .............      9,671      4,733      5,965
                                           --------   --------   --------
  Net income ...........................   $ 15,794   $    764   $ 10,212
                                           ========   ========   ========
Weighted average number of common shares
  outstanding-diluted ..................      9,886     10,308     10,857
                                           --------   --------   --------
Diluted earnings per common share ......   $   1.60   $   0.07   $   0.94
                                           --------   --------   --------
Weighted average number of common shares
  outstanding-basic ....................      9,762     10,267     10,818
                                           --------   --------   --------
Basic earnings per common share ........   $   1.62   $   0.07   $   0.94
                                           --------   --------   --------


                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                           For the Years Ended September 30
                                           --------------------------------
                                             2002       2001        2000
---------------------------------------------------------------------------
Net income .............................   $ 15,794   $    764   $ 10,212
  Foreign currency translation
    adjustment .........................     (1,714)       121        320
  Change in unrealized loss on cash flow
    hedges, net of tax benefit of $153
    in 2002 and $227 in 2001 ...........       (256)      (364)       --
                                           --------   --------    -------
Comprehensive income ...................   $ 13,824   $    521   $ 10,532
                                           ========   ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Consolidated Statements of Shareholders' Equity
                    (In thousands, except per share amounts)

                                                          For the Years Ended September 30, 2002, 2001 and 2000
                                     -----------------------------------------------------------------------------------------------

                                        Common Stock         Treasury Stock                                Accumulated
                                     ------------------   --------------------   Additional                   Other
                                                                                   Paid-In    Retained     Comprehensive
                                      Shares    Amount      Shares    Amount       Capital    Earnings        Loss          Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 1999 ......   11,137   $ 17,140       880   $ (7,123)     $  4,909      $111,311      $ (1,798)    $124,439
Net income ........................                                                               10,212                     10,212
Net issuance of common stock under
  incentive stock option plan .....       13        147                                              (87)                        60
Repurchase of common stock under
   stock repurchase program .......     (690)                 690     (6,688)                                                (6,688)
Cash dividends on common stock
  ($.12 per share).................                                                               (1,311)                    (1,311)
Foreign currency translation
  adjustment ......................                                                                                320          320
                                     -------   --------     -----   --------      --------      --------      ---------    --------
Balances, September 30, 2000 ......   10,460   $ 17,287     1,570   $(13,811)     $  4,909      $120,125      $ (1,478)    $127,032
Net income ........................                                                                  764                        764
Net issuance of common stock under
   incentive stock option plan.....       10         61                                                                          61
Repurchase of common stock under
   stock repurchase program........     (253)                 253   $ (1,392)                                                (1,392)
Cash dividends on common stock
  ($.12 per share).................                                                               (1,237)                    (1,237)
Foreign currency translation
  adjustment ......................                                                                                121          121
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                               (364)        (364)
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2001 ......   10,217   $ 17,348     1,823   $(15,203)     $  4,909      $119,652      $ (1,721)    $124,985
Net income ........................                                                               15,794                     15,794
Net issuance of common stock under
   incentive stock option plan.....      123      1,385        19       (295)                                                 1,090
Repurchase of common stock under
   stock repurchase program........     (677)                 677   $ (6,592)                                                (6,592)
Cash dividends on common stock
  ($.16 per share).................                                                               (1,577)                    (1,577)
Foreign currency translation
  adjustment ......................                                                                             (1,714)      (1,714)
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                               (256)        (256)
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2002 ......    9,663   $ 18,733     2,519   $(22,090)     $  4,909      $133,869      $ (3,691)    $131,730
                                     =======   ========     =====   ========      ========      =========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                       For the Years Ended September 30
                                                                       --------------------------------
                                                                         2002        2001        2000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................   $ 15,794    $    764    $ 10,212
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation .................................................     14,375      14,620      13,306
      Amortization .................................................        733         731         623
      Deferred income taxes ........................................      1,272        (995)      1,924
      Equity in net loss (income) of corporate joint ventures ......     (1,540)      6,832        (898)
      Loss on disposals/writeoffs of of property, plant
        and equipment ..............................................        814          82          23
      Increase (decrease) in cash resulting
        from changes in:
          Trade accounts receivable ................................    (10,233)      2,428     (10,614)
          Inventories ..............................................    (21,518)     12,981       2,744
          Prepaid expenses and other assets ........................     (1,094)       (665)       (688)
          Accounts payable .........................................     22,779      (1,544)     (2,264)
          Accrued liabilities ......................................      5,331       2,313      (4,288)
                                                                       --------    --------    --------
Net cash provided by operating activities ..........................     26,713      37,547      10,080
                                                                       --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .......................     (7,132)     (9,830)    (19,888)
  Proceeds from sale of property, plant and equipment ..............        865         977         327
  Acquisition, net of cash acquired ................................        --          --      (12,122)
  Distributions from unconsolidated corporate joint venture ........         73         --          --
  Investment in unconsolidated corporate joint venture  ............          4      (1,203)        --
                                                                       --------    --------    --------
Net cash used in investing activities ..............................     (6,190)    (10,056)    (31,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .....................................     24,000      70,000      49,000
  Principal payments on long-term debt .............................    (38,735)    (96,249)    (26,839)
  Cash dividends on common stock ...................................     (1,577)     (1,237)     (1,311)
  Repurchase of common stock .......................................     (6,887)     (1,392)     (6,688)
 Net issuance of common stock under
    stock option plans .............................................      1,385          61          60
 Other .............................................................        175         175        (700)
                                                                       --------    --------    --------
Net cash (used in) provided byfinancing activities .................    (21,639)    (28,642)     13,522
                                                                       --------    --------    --------
Effect of exchange rate changes on cash ............................       (137)         62         (28)
                                                                       --------    --------    --------
Net decrease in cash and cash equivalents ..........................     (1,253)     (1,089)     (8,109)
Cash and cash equivalents, beginning of year .......................      3,380       4,469      12,578
                                                                       --------    --------    --------
Cash and cash equivalents, end of year .............................   $  2,127    $  3,380    $  4,469
                                                                       ========    ========    ========

Supplemental Cash Flow Disclosures:
  Cash payments for interest .......................................   $  5,162    $  7,232    $  7,887
  Cash payments for taxes ..........................................   $  6,219    $  3,955    $  7,151

Supplemental Schedule of Noncash Investing and Financing Activities:
  Fair value of assets acquired, net of cash acquired of
  $1,228 and $457, respectively ....................................   $    --     $    --     $ 17,914
Liabilities assumed ................................................        --          --        5,792
                                                                       --------    --------    --------
Net cash paid ......................................................   $    --          --     $ 12,122
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

Allowance for Doubtful Accounts Receivable: The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectibility. The factors include historical trends of write-offs, recoveries and credit losses; the monitoring of portfolio credit quality; and current and projected economic and market conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the specific identification method for all inventories.

Depreciation and Amortization: Depreciation is computed using the straight-line method with the following estimated useful lives:

         Buildings and improvements 20-45 years
         Machinery and equipment    3-12 years

When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in results of operations. Maintenance and repairs are expensed in the year incurred. The Company capitalizes interest costs as part of the cost of constructing major facilities. Interest costs of $80,000, $285,000 and $481,000 were capitalized in 2002, 2001 and 2000, respectively.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired through acquisitions accounted for using the purchase method of accounting. Goodwill is being amortized on a straight-line basis over a 30 year life. Accumulated amortization approximated $3,039,000 and $2,306,000 at September 30, 2002 and 2001, respectively.

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

Foreign Currency Translation: The Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of the Mexican subsidiary are translated into U.S. dollars at the year-end rate of exchange, and revenues and expenses are translated at average rates of exchange in effect during the period. Resulting translation adjustments are reported as a component of comprehensive income. Foreign currency transaction gains (losses) are included in sales when incurred and were $371,000, ($256,000) and $356,000 for the fiscal years ending 2002, 2001 and 2000, respectively.

Comprehensive Income: Accumulated other comprehensive loss consists of the following:

                                                           September 30
                                                  ------------------------------
      (In thousands)                                     2002        2001
      --------------                                     ----        ----

      Cumulative translation adjustment                 $3,071      $1,357
      Unrealized loss on cash flow hedges, net of tax      620         364
                                                        ------      ------
                                                        $3,691      $1,721
                                                        ------      ------

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

Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation with no effect on net income or shareholders' equity.

2.  ACQUISITIONS:

On January 12, 2000 the Company completed the purchase of Custom Steel, Inc. and Custom Steel Processing Corp., collectively referred to as Custom, for approximately $12,122,000 in cash and assumption of $5,792,000 of liabilities. Additional contingent payments of up to $2,190,000 may also be made during the next two years if Custom generates a certain amount of earnings before interest, taxes, depreciation and amortization.

The Company financed the acquisition with existing credit facilities. The excess of the purchase price over the acquired net assets has been recorded as goodwill. The acquisitions has been recorded under the purchase method of accounting, with the operating results of Custom being included in the Company's consolidated financial statements since the date of acquisition.

The pro forma impact of the acquisition was not material for year ended September 30, 2000.

3.  INVENTORIES:
Inventories consist of:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2002         2001
    --------------                                      ------------------------

    Raw materials                                       $  66,535   $  47,159
    Finished goods and work in process                     21,206      19,792
                                                        ---------   ---------
                                                        $  87,741   $  66,951
                                                        =========   =========

4.  PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment and related accumulated depreciation at September 30, 2002 and 2001 consist of the following:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2002         2001
    --------------                                      ------------------------

    Land and improvements                               $  4,026     $  6,147
    Buildings and improvements                            59,717       60,009
    Machinery and equipment                              134,199      137,841
    Construction in progress                               3,142        2,545
    Assets held for sale                                   1,854          --
                                                        --------     --------
                                                         202,938      206,542
    Less accumulated depreciation                        100,378       94,137
                                                        --------     --------
                                                        $102,560     $112,405
                                                        ========     ========

5.  INVESTMENTS IN UNCONSOLIDATED CORPORATE JOINT VENTURES:
Mi-Tech Steel owns and operates two high-volume steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers in the United States. Summarized condensed financial information of Mi-Tech Steel, a fifty percent owned corporate joint venture accounted for by the equity method follows:

                                                              September 30
        BALANCE SHEET (In  thousands)                      2002           2001
        -----------------------------                   ------------------------

        Assets:
           Current assets                               $ 51,374        $ 39,287
           Other  assets                                  27,660          30,316
        Liabilities:
           Current liabilities                          $ 48,573        $ 28,203
           Long-term liabilities                             --           13,553


                                            For the Years Ended September 30
                                         ---------------------------------------

        INCOME STATEMENT (In thousands)       2002        2001         2000
                                         ---------------------------------------

        Net Sales                          $141,323     $137,336     $154,451
        Net Income (Loss)                  $  2,614     $(11,559)    $  1,796

The Company's equity in undistributed net income of Mi-Tech Steel was $5,631,000 and $4,324,000 at September 30, 2002 and 2001, respectively.

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

The Company has various transactions with Mi-Tech Steel. The Company has recorded sales of $2,767,000, $2,579,000 and $2,564,000 in 2002, 2001 and 2000,
respectively and accounts receivable of $209,000 and $173,000 as of September 30, 2002 and 2001, respectively for products and services sold at prevailing market prices to Mi-Tech Steel. Included in operating income of the Company are management fees and equity from the joint venture earnings (losses) totaling $2,003,000, ($5,084,000) and $1,594,000 in 2002, 2001 and 2000, respectively.

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

In September 2001, the Company purchased 49% of Ferrolux Metals Co., LLC (Ferrolux) from Ferragon Corporation. Ferrolux operates a facility in Wayne, Michigan as a steel processor specializing in exposed automotive products. The Ferrolux joint venture is accounted for by the equity method of accounting.


6.  LONG-TERM DEBT:
Long-term debt consists of the following:

                                                            September 30
                                                   -----------------------------
        (In thousands)                                  2002           2001
        --------------                             -----------------------------

        Notes payable to bank, unsecured under
        current line of credit; interest rates at
        September 30, 2002 and 2001 ranged from
        3.43% to 4.75% and 4.77% to 5.65%,
        respectively                                   $ 63,500     $ 66,000
        Notes payable, unsecured, interest due
        monthly at 8.52%                                 17,120       22,840
        Variable rate industrial development
        revenue bonds; interest rate at
        September 30, 2001 was 2.45%                        --         4,000
        Industrial development revenue bonds:
        interest rates at September 30, 2001
        ranged from 7.38% to 8.13%                          --         2,210
        Mortgage notes; interest rates averaging 8.15%
        at September 30, 2001                               --           267
        Other                                                39           76
                                                        -------      -------
                                                         80,659       95,393
        Less amount due within one year                   5,759        6,283
                                                       --------     --------
                                                       $ 74,900     $ 89,110
                                                       ========     ========


Steel Technologies has a $125,000,000 line of credit agreement expiring on August 31, 2004 with various variable options on the interest rate, none of which are greater than the bank's prime. The Company has elected to use both the LIBOR based interest rate and the prime interest rate on its outstanding borrowings under the agreement. At September 30, 2002, there was $63,500,000 outstanding on the credit facility.

In April 1995, the Company entered into a $40,000,000 private placement note. Annual principal payments of $5,720,000 began March 1, 1999 and continue through March 1, 2005.

The aggregate amounts of all long-term debt to be repaid for the years following September 30, 2002, are: 2003, $5,759,000; 2004, $69,220,000; 2005, $5,680,000.
Provisions contained in the Company's various debt agreements require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. The Company estimates that the fair value of fixed interest debt instruments approximate $18,186,000 at September 30, 2002. The fair value of the Company's debt is estimated based on quoted market rates or current rates offered to the Company on comparable remaining maturities.

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

The adoption of SFAS No. 133 did not have any impact on the Company's results of operations or its financial position. The Company expects to reclassify approximately $454,000 of the $620,000 recorded in accumulated other comprehensive loss into net income as interest expense, net over the next twelve months.

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

The Company's Articles of Incorporation authorized 500,000 shares of no par value preferred stock, of which 200,000 shares have been reserved and designated Series A 1998 junior participating preferred stock for possible issuance under the Company's shareholder rights plan. As of September 30, 2002, no preferred shares have been issued.

During 2000, the Company amended its restated articles of incorporation to increase the number of authorized common shares from 20,000,000 to 50,000,000.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. Shares may be purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. The Company has completed the program with 2,500,000 shares for an aggregate of $21,795,000 as of September 30, 2002. During fiscal 2002, 2001 and 2000, the Company repurchased approximately 677,000, 253,000 and 690,000 shares of common stock for $6,592,000, $1,392,000 and $6,688,000, respectively.

9.       RETIREMENT PLAN:
The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. Total retirement plan expense was $948,000 in 2002, $792,000 in 2001 and $716,000 in 2000. The Company follows the policy of funding retirement plan contributions as accrued.


10.  INCOME TAXES:

The following table represents the components of the provision for income taxes:

                                             For the Years Ended September 30
                                         ---------------------------------------
     (In thousands)                          2002         2001         2000
     --------------                      ---------------------------------------

     Current:
       Federal                             $ 7,073      $ 4,057      $ 4,535
       State, local and foreign              1,346        1,671         (494)
                                           -------      -------      -------
                                             8,419        5,728        4,041
                                           =======      =======      =======

     Deferred:
        Federal                                521         (154)         105
        State, local and foreign               731         (841)       1,819
                                           -------      --------     --------
                                             1,252         (995)       1,924
                                           -------      --------     --------
                                           $ 9,671      $ 4,733      $ 5,965
                                           =======      ========     ========

Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                            September 30
                                                   -----------------------------
        (In thousands)                                 2002           2001
        --------------                             -----------------------------
        Deferred tax assets:
          Inventory capitalization                 $      4         $    720
          Provision for doubtful accounts               504              983
          Interest rate swap                            380              227
          Non deductible liabilities                    953            1,296
                                                   ---------        ---------
             Total deferred tax assets                1,841            3,226

        Deferred tax liabilities:
          Accelerated depreciation                   10,631           11,374
          Other, net                                  3,569            3,291
                                                   ---------        ---------
             Total deferred tax liabilities          14,200           14,665
                                                   ---------        ---------
        Net deferred tax liabilities               $(12,359)        $(11,439)
                                                   =========        =========

A reconciliation of the provision for income taxes with amounts computed by applying the federal statutory rate to income before income taxes follows:

                                             For the Years Ended September 30
                                             --------------------------------
                                               2002       2001       2000
                                               ----       ----       ----
    Tax at U.S. federal statutory rate         35.0       34.2%      34.2%
    State and local income taxes, net
       of U.S. federal tax benefit              3.0        3.5        3.5
    Equity in net (income) loss of
       unconsolidated corporate joint ventures (1.8)      45.0       (1.9)
    Other, net                                  1.8        3.4        1.1
                                               ----       ----       ----
                                               38.0%      86.1%      36.9%
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


                                             For the Years Ended September 30
                                             --------------------------------
   (In thousands, except per share results)     2002      2001       2000
   ----------------------------------------     ----      ----       ----
   Net income - as reported                    $15,794    $ 764    $10,212
   Net income - pro forma                      $15,804    $ 459    $ 9,912
   Diluted net income per share - as reported  $  1.60    $0.07    $  0.94
   Diluted net income per share - pro forma    $  1.60    $0.04    $  0.91
   Basic net income per share - as reported    $  1.62    $0.07    $  0.94
   Basic net income per share - pro forma      $  1.62    $0.04    $  0.92

The pro forma effects on net income are not necessarily representative of the pro forma effect on net income in future years. The fair value of options granted during 2001 and 2000 are $4.40 and $2.19, respectively. There were no options granted during 2002.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended September 30, 2001 and 2000:


                                               2001       2000
                                               ----       ----
   Expected dividend yield                      1.9%       1.3%
   Expected stock price volatility             46.0%      46.0%
   Weighted average risk-free interest rate     5.9%       6.1%
   Expected life of options (years)             7.0        7.0


The summary of the status of all of the Company's stock incentive plans as of September 30, 2002, 2001 and 2000 and changes during the years then ended is presented below:

                                                                      Average
                                Shares Under    Range of Option      Exercise
                                   Plans        Prices Per Share       Price
                                ------------  ---------------------  --------
   Balance, September 30, 1999     633,500    $  6.67  -  $   12.79  $ 10.64
   Granted                          10,000         $ 11.94           $ 11.94
   Exercised                       (16,000)   $  6.67  -  $   10.67  $  8.79
   Canceled                            -           $   -             $    -
                                   -------    ---------------------  -------
   Balance, September 30, 2000     627,500    $  6.67  -  $   12.79  $ 10.71
   Granted                         214,000         $  5.34           $  5.34
   Exercised                           -           $   -             $    -
   Canceled                        (50,000)   $  6.67  -  $   12.79  $  9.12
                                   -------    ---------------------  -------
   Balance, September 30, 2001     791,500    $  5.34  -  $   12.51  $  9.36
   Granted                             -           $   -             $    -
   Exercised                      (135,850)   $  5.34  -  $   12.00  $  9.76
   Canceled                        (85,000)   $  8.73  -  $   12.51  $ 11.54
                                   -------    ---------------------  -------
   Balance, September 30, 2002     570,650    $  5.34  -  $   12.00  $  8.94
                                   -------    ---------------------  -------

The following table summarizes information about stock options outstanding and exercisable:

                                                September 30, 2002
                    ---------------------------------------------------------------------------------
                                  Options Outstanding:                       Options Exercisable:
                    -------------------------------------------------    ----------------------------
                        Number     Weighted Average                        Number
      Range of        Outstanding      Remaining     Weighted Average    Exercisable      Weighted
  Exercise Prices      at 9/30/02   Contracted Life   Exercise Price     at 9/30/02    Exercise Price
-----------------------------------------------------------------------------------------------------
 $ 5.34 - $ 8.00        251,400       7.69 years          $ 5.91            53,000         $ 6.74
 $ 8.00 - $12.00        319,250       3.83 years          $11.32           283,250         $11.31
----------------        -------       ----------          ------           -------         -------
 $ 5.34 - $12.00        570,650       5.53 years          $ 8.94           336,250         $10.59


At September 30, 2002, there were 286,000 shares available for granting of stock options under the Company's stock option plans. All unexercised options expire not later than the year 2010.

12.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the numerator of the basic and diluted per share computations:

                                                         For the Years Ended
                                                           September 30
                                                     --------------------------
(In thousands, except for share results)             2002      2001       2000
-------------------------------------------------------------------------------
   Net income ...................................   $15,794   $   764   $10,212
                                                    -------   -------   -------
 Shares (denominator) used for diluted share
  computations:
  Weighted average shares of common stock
  outstanding ...................................     9,762    10,267    10,818
  Plus: dilutive effect of stock options ........       124        41        39
                                                    -------   -------   -------
      Adjusted weighted average shares ..........     9,886    10,308    10,857
                                                    -------   -------   -------
Shares (denominator) used for basic per share
  computations:
  Weighted average shares of common stock
  outstanding ...................................     9,762    10,267    10,818
                                                    -------   -------   -------
   Net income per share data:
      Basic .....................................   $  1.62   $  0.07   $  0.94
      Diluted ...................................   $  1.60   $  0.07   $  0.94


All outstanding options are included in the diluted earnings per share calculation above for the year ended September 30, 2002. Options to purchase 567,500 and 597,500 shares for the years ended September 30, 2001 and 2000, respectively were excluded from the calculations above because the exercise prices of the options were greater than the average market price of the Company's stock during the periods.

13.  RELATED PARTY TRANSACTIONS:
The Company has various transactions with Mi-Tech Steel (see Note 5).

The Company has recorded sales of $4,674,000, $3,629,000 and $5,007,000 in 2002,
2001 and 2000, respectively and accounts receivable of $1,029,000 and $836,000 as of September 30, 2002 and 2001, respectively, for products sold to a company owned by certain officers and directors of the Company. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties.

During 2002, the Company repurchased 600,000 shares of its common stock from its founding chairman for $6,000,000.

14.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
In July 2001, the Financial  Accounting  Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations," which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated or completed after June 30, 2001. The Company will apply the provisions of SFAS No. 141 to any future business combinations.

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

The Company is in the process of preparing for its adoption of SFAS No. 142 and is making the determinations as to the fair value of its reporting units and what amounts of goodwill, assets and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS No. 142, the Company expects that it will no longer record $733,000 of annual amortization expense relating to its existing goodwill and that it will not reclassify any goodwill to intangible assets.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 121 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121 and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Management of the Company is currently analyzing the impact of SFAS No. 144 but currently does not believe the impact of the adoption of SFAS No. 144 as of October 1, 2002 will be significant.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS No. 146 to any future exit or disposal activities that are initiated after December 31, 2002.

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Steel Technologies Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Steel Technologies Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLC


Louisville, Kentucky
October 28, 2002

                                  EXHIBIT 21.1
                             STEEL TECHNOLOGIES INC.
                           SUBSIDIARIES AND AFFILIATES



                                                                   Percentage of
                                                                       Voting
                                         Names Under                 Securities
                         Jurisdiction of Which Business               Owned By
Name                     Incorporation   Transacted                  Registrant
--------------------------------------------------------------------------------
Steel Technologies, LLC
  (Formerly Steel Technologies
   Carolinas, Inc.)      South Carolina  Steel Technologies Carolinas    100%

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

Custom Steel Corp.       Kentucky        Custom Steel                    100%

Custom Steel Processing,
   Inc.                  Ohio            Custom SteelProcessing          100%

Mi-Tech Steel, Inc.      Delaware        Mi-Tech Steel, Inc.              50%

Ferrolux Metals Co., LCC Ohio            Ferrolux                         49%

                             EXHIBIT 23.1
                  CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Nos. 333-66318, 333-21279 and 333-21359) of Steel Technologies Inc. and Subsidiaries of our report dated October 28, 2002, relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated October 28, 2002 relating to the financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers LLP



Louisville, Kentucky
December 26, 2002

                                   Exhibit 99
                   Financial Statements of Mi-Tech Steel Inc.








                       Mi-Tech Steel, Inc. and Subsidiary
              Report on Audits of Consolidated Financial Statements

              for the years ended September 30, 2002, 2001 and 2000

                                        C O N T E N T S
                                                                       Pages
                                                                       -----

Report of Independent Accountants                                        1

Financial Statements:

     Consolidated Balance Sheets                                         2
     Consolidated Statements of Operations                               3
     Consolidated Statements of Shareholders' Equity                     4
     Consolidated Statements of Cash Flows                               5
     Notes to Consolidated Financial Statements                         6-12

                        Report of Independent Accountants


Board of Directors
Mi-Tech Steel, Inc. and Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Mi-Tech Steel, Inc. and Subsidiary at September 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP


October 28, 2002

                       Mi-Tech Steel, Inc. and Subsidiary
                          Consolidated Balance Sheets


                                                         September 30
                                                  -----------------------------
                                                        2002            2001
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents....................   $     719,026   $   2,419,325
  Trade accounts receivable, less
    allowance for doubtful accounts:
    $483,706 in 2002 and $425,000 in 2001 .....      18,124,061      17,942,987
  Inventories..................................      32,102,365      17,609,025
  Deferred income taxes........................         304,442         912,971
  Income taxes refundable......................           --            285,055
  Prepaid expenses and other assets............         124,224         117,449
                                                  -------------   -------------
      Total current assets ....................      51,374,118      39,286,812
                                                  -------------   -------------
Property, plant and equipment (at cost), net...      25,817,874      28,033,534
                                                  -------------   -------------
Deferred income taxes - long-term..............       1,787,014       2,250,307
Other assets ..................................          55,534          32,535
                                                  -------------   -------------
                                                  $  79,034,540   $  69,603,188
                                                  =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $  22,030,913   $  17,049,206
   Accrued liabilities ........................       2,041,802       2,100,990
   Long-term debt due within one year .........      24,500,000       9,052,640
                                                  -------------   -------------
      Total current liabilities ...............      48,572,715      28,202,836

Long-term debt ................................           --         13,552,600
                                                  -------------   -------------
     Total liabilities ........................      48,572,715      41,755,436
                                                  -------------   -------------
Commitments and contingencies .................           --              --

Shareholders' equity:
   Common stock:
     Class A, $4,000 par value; 2,400 shares
     authorized, issued and outstanding .......       9,600,000       9,600,000
     Class B, $4,000 par value; 2,400 shares
     authorized, issued and outstanding .......       9,600,000       9,600,000
   Retained earnings ..........................      11,261,825       8,647,752
                                                  -------------   -------------
     Total shareholders' equity ...............      30,461,825      27,847,752
                                                  -------------   -------------
                                                  $  79,034,540   $  69,603,188
                                                  =============   =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       Mi-Tech Steel, Inc. and Subsidiary
                     Consolidated Statements of Operations

                                          For the Years Ended September 30
                                          --------------------------------
                                             2002       2001       2000
--------------------------------------------------------------------------
Sales ..............................   $141,322,783  $137,335,909  $154,451,316
Cost of goods sold .................    130,950,677   127,597,551   143,287,002
                                       ------------  ------------  ------------
  Gross profit .....................     10,372,106     9,738,358    11,164,314
Selling, general and administrative
  expenses .........................      5,448,108     5,430,143     5,369,156
Asset impairment charge (Note 4)....          --       18,962,106         --
                                       ------------  ------------  ------------
  Operating income (loss) ..........      4,923,998   (14,653,891)    5,795,158
Loss on disposals/writeoffs of
  property, plant and equipment ....         27,949        14,476         1,290
Interest expense, net ..............        568,476     2,203,238     2,802,180
                                       ------------  ------------  ------------
  Income (loss) before income taxes.      4,327,573   (16,871,605)    2,991,688
Provision (benefit) for income
  taxes ............................      1,713,500    (5,312,453)    1,195,121
                                       ------------  ------------  ------------
  Net income (loss) ................   $  2,614,073  $(11,559,152) $  1,796,567
                                       ============  ============  ============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       Mi-Tech Steel, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity

                                              For the Years Ended September 30, 2002, 2001 and 2000
                                     ------------------------------------------------------------------------
                                          Class A                  Class B
                                        Common Stock             Common Stock
                                     ---------------------   -------------------
                                                                                      Retained
                                      Shares      Amount     Shares     Amount        Earnings       Total
-------------------------------------------------------------------------------------------------------------

Balances, September 30, 1999 ......    2,400   $9,600,000     2,400   $9,600,000    $18,410,337   $37,610,337

Net income ........................      --         --          --         --         1,796,567     1,796,567
                                     -------   ----------     -----   ----------    -----------   -----------

Balances, September 30, 2000 ......    2,400    9,600,000     2,400    9,600,000     20,206,904    39,406,904

Net loss ..........................      --         --          --         --       (11,559,152)  (11,559,152)
                                     -------   ----------     -----   ----------    -----------   -----------
Balances, September 30, 2001 ......    2,400    9,600,000     2,400    9,600,000      8,647,752    27,847,752

Net income ........................      --         --          --         --         2,614,073     2,614,073
                                     -------   ----------     -----   ----------    -----------   -----------
Balances, September 30, 2001 ......    2,400   $9,600,000     2,400   $9,600,000    $11,261,825   $30,461,825
                                     =======   ==========     =====   ==========    ===========   ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       Mi-Tech Steel, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                                                       For the Years Ended September 30
                                                                   ---------------------------------------
                                                                       2002           2001        2000
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................   $  2,614,073  $(11,559,152)  $ 1,796,567
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Asset impairment charge (Note 4) .........................          --       18,962,106         --
      Depreciation and amortization ............................      2,349,177     3,172,617     4,570,222
      Deferred income taxes ....................................      1,071,822    (5,468,334)      392,056
      Provision for bad debts on trade accounts receivable .....         75,000       102,000        58,000
      Loss on disposals/writeoffs of property plant
         and equipment .........................................         27,949        14,476         1,289
      Increase (decrease) in cash resulting from changes in:
          Trade accounts receivable ............................       (256,074)   (1,512,761)    4,869,620
          Inventories ..........................................    (14,493,340)   16,171,391    (1,771,618)
          Prepaid expenses and other assets ....................        (29,774)      116,399      (158,689)
          Accounts payable .....................................      4,981,707    (2,499,222)   (6,288,359)
          Accrued liabilities and income taxes refundable ......        225,867      (250,710)      561,524
                                                                   -------------  ------------  ------------
Net cash (used in) provided by operating activities ............     (3,433,593)   17,248,810     4,030,612
                                                                   -------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ...................     (1,225,303)   (1,476,163)   (1,815,356)
  Proceeds from sale of property, plant and equipment ..........      1,063,837        63,609         --
                                                                   -------------  ------------- ------------
Net cash used in investing activities ..........................       (161,466)   (1,412,554)   (1,815,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .................................     10,000,000     5,000,000     2,500,000
  Principal payments on long-term debt .........................     (8,105,240)  (21,302,640)   (4,802,640
                                                                   -------------  ------------  ------------
Net cash provided by (used in) financing activities ............      1,894,760   (16,302,640)   (2,302,640)
                                                                   -------------  ------------  ------------
Net decrease increase in cash and cash equivalents .............     (1,700,299)     (466,384)      (87,384)
Cash and cash equivalents, beginning of year ...................      2,419,325     2,885,709     2,973,093
                                                                   ------------   ------------  -------------
Cash and cash equivalents, end of year .........................   $    719,026   $ 2,419,325   $ 2,885,709
                                                                   ============   ============  =============

Supplemental Cash Flow Disclosures:
  Cash payments for interest ...................................   $    927,000   $  2,480,000   $ 2,196,000
  Cash payments for taxes ......................................   $    293,000   $     42,000   $   979,000



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

Mi-Tech Steel, Inc. and Subsidiary
Notes to Consolidated Financial Statements




1.   Summary of Significant Accounting Policies:

     Description of Business: Mi-Tech Steel, Inc. and Subsidiary (the Company) owns and operates two high-volume steel slitting facilities to serve
     Japanese and domestic parts manufacturers in the Southeastern and Midwestern United States. A significant amount of sales is generated by selling manufacturing component parts to the automotive industry. In March 2001, the Company discontinued its Decatur, Alabama operations (see Note
     4).

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

     Allowance for Doubtful Accounts Receivable: The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectibility. The factors include historical trends of write-offs, recoveries and credit losses; the monitoring of portfolio credit quality; and current and projected economic and market conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required.

     Depreciation: Depreciation is computed using the straight-line method with the following estimated useful lives:

                  Buildings and improvements              5-25 years
                  Machinery and equipment                 2-12 years

     When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in results of operations. Maintenance and repairs are expensed in the year incurred. The Company capitalized interest costs as part of the cost of constructing major facilities. There were no capitalized interest costs in fiscal 2002. Interest costs of approximately $10,000 and $8,000 were capitalized in 2001 and 2000, respectively.

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

     Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation with no effect on net income or shareholders' equity.


2.   Inventories: Inventories at September 30 consist of:

                                                              September 30
                                                        ------------------------
                                                            2002        2001
                                                        ------------------------

    Raw materials                                       $26,838,175  $13,309,635
    Finished goods and work in process                    5,264,190    4,299,390
                                                        -----------  -----------
                                                        $32,102,365  $17,609,025
                                                        ===========  ===========

3.   Property, Plant and Equipment

     Property, plant and equipment and related accumulated depreciation at September 30 consist of the following:


                                                          September 30
                                                    ----------------------------
                                                          2002         2001
                                                    ----------------------------

    Land and improvements                           $    774,846  $    873,396
    Buildings and improvements                        14,537,927    14,407,241
    Machinery and equipment                           19,948,090    19,570,145
    Construction in progress                             268,194        27,715
    Assets available for sale                          8,769,237     9,830,047
                                                    ------------  ------------
                                                      44,298,294    44,708,544
    Less accumulated depreciation                    (18,480,420)  (16,675,010)
                                                    ------------  ------------
                                                    $ 25,817,874  $ 28,033,534
                                                    ============  ============

4.   Asset Impairment Charge:

     In January 2001, the Company announced the closure of its Decatur, Alabama operation which was completed during fiscal 2001. The closure occurred as a result of a weaker steel market in the southeastern United States region serviced by the Decatur operation. The Company is pursuing alternatives to sell its assets in Decatur which consist of land, two buildings and machinery and equipment. In accordance with Statement of Financial
     Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recorded an impairment charge of approximately $17.8 million based on its estimate of fair value. At September 30, 2002, the net assets of Decatur have an estimated fair value of approximately $8.8 million. The Company estimates it will complete the sale of these assets by the end of 2004.

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

5.   Long-Term Debt:

     Long-term debt at September 30 consists of the following:


                                                            September 30
                                                   -----------------------------
                                                        2002           2001
                                                   -----------------------------

        Term note, due February 2003; interest rate
        at 2.39% and 4.93% at September 30, 2002
        and 2001, respectively                      $12,500,000    $12,500,000
        Notes payable to bank, collateralized, due
        June 2003; interest rate 2.30% at September
        30, 2002 and 4.50% at September 30, 2001      7,000,000      8,000,000
        Notes payable to bank, dollateralized
        under urrent line of credit due
        February 2003; interest rate 3.50% at
        September 30, 2002                            5,000,000          --
        Term note, collateralized, interest rate
        was 5.72% at September 30, 2001                    --        2,105,240
                                                    -----------    -----------
                                                     24,500,000     22,605,240
        Less amount due within one year              24,500,000      9,052,640
                                                    -----------    -----------
                                                    $     --       $13,552,600
                                                    ===========    ===========

     In February 1998, the Company entered into a term loan for $12,500,000 with a banking institution independent of the bank providing the Company's existing line of credit. The loan is collateralized by a letter of awareness from a shareholder and is due February 9, 2003. The agreement bears interest at no greater than the federal funds rate. Management expects to refinance this credit agreement prior to February 9, 2003.

     In September 2002, the Company continued an uncommitted line of credit agreement for $15,000,000. The line was entered into for working capital purposes and is due June 2003. Management expects to refinance this credit agreement prior to June 2003. Borrowings under the agreement are limited to certain percentages of accounts receivable and inventory. The agreement bears interest at no greater than the federal funds rate. At September 30, 2002, there was $7,000,000 outstanding on this credit facility.

     The Company has an $8,250,000 bank line of credit agreement collateralized by certain assets of the company. The agreement matures in February 2003 at which time the Company expects to refinance this credit agreement. The agreement bears various interest rate options on the variable interest rate, none of which are greater than the bank's prime. At September 30, 2002, there was $5,000,000 outstanding on this credit facility.

     Provisions contained in the Company's various debt agreements require the Company to maintain specified levels of net worth and comply with certain financial ratios. The lenders have the ability to call the debt if debt covenants were to be violated.

     The carrying value of the Company's long-tem debt approximates fair value.

6.   Retirement Plan:

     The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. The total expense under the plan was approximately $191,000 in 2002, $90,000 in 2001 and $103,000 in 2000. The Company follows the policy of funding retirement plan contributions as accrued.

7.   Income Taxes:

     The following table represents the components of the provision for income taxes:


                                      For the Years Ended September 30
                                 -----------------------------------------
                                      2002          2001           2000
                                 -----------------------------------------

     Current:
       Federal                   $   441,630    $   143,789    $   703,487
       State and local               200,048         12,092         99,578
                                 -----------    -----------    -----------
                                     641,678        155,881        803,065
                                 ===========    ===========    ===========

     Deferred:
        Federal                    1,108,263     (5,381,403)       341,792
        State and local              (36,441)       (86,931)        50,264
                                 ------------   ------------   -----------
                                   1,071,822     (5,468,334)       392,056
                                 ------------   ------------   -----------
                                 $ 1,713,500    $(5,312,453)   $ 1,195,121
                                 ============   ============   ===========

     Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                            September 30
                                                  ------------------------------
                                                      2002             2001
                                                  ------------------------------
        Deferred tax assets:
          Asset impairment charge                 $ 6,039,116     $ 6,011,910
          Alternative minimum tax carryforwards       304,442         912,971
          Provision for doubtful accounts             188,645         148,955
          Inventory capitalization                     92,200          76,687
          Other, net                                  165,701          49,369
                                                  -----------     ------------
             Total deferred tax assets              6,790,104       7,199,892

        Deferred tax liabilities:
          Accelerated depreciation                 (4,698,648)     (4,036,614)
                                                  -----------     -----------
             Total deferred tax liabilities        (4,698,648)     (4,036,614)
                                                  -----------     -----------
        Net deferred tax liabilities              $ 2,091,456     $ 3,163,278
                                                  ===========     ===========

     A reconciliation of the income tax provision with amounts computed by applying the federal statutory income tax rate to income before income taxes follows:


                                             For the Years Ended September 30
                                             --------------------------------
                                               2002       2001       2000
                                               ----       ----       ----
    (Benefit) tax at U.S. federal
       statutory rate                          34.0%     (34.0)%     34.0%
    State and local income taxes, net
     of U.S. federal tax benefit                3.9        --         3.9
    Non-deductible capital loss                 --         2.4        --
    Other, net                                  1.7        0.1        2.1
                                               ----       ----       ----
                                               39.6%     (31.5)%     40.0%
                                               ====       ====       ====

8.   Related Party Transactions:

     The Company is involved in various transactions with its shareholders. These transactions involve the purchases, processing and sales of inventories between companies and the payment of fees for services performed for the Company.

     The following presents the related party transactions between the Company and its shareholders for each of the three years ended September 30:

                                          2002           2001            2000
                                       -----------    -----------    -----------
     Purchases of inventory            $49,863,000    $41,484,000    $62,549,000
     Sales of inventory                  1,176,000      1,330,000      4,933,000
     Management and construction fees      996,000        996,000        981,000
     Sale of equipment                     975,000          --             --


     The following presents the related party balances between the Company and its shareholders at September 30:

                                                   2002           2001
                                                -----------    -----------
     Accounts payable - affiliate               $11,015,000     $8,933,000
     Accounts receivable from shareholders        2,305,000        315,000



     The Company has a management fee agreement with SDCC for certain services performed by the Company. The total fee income recorded was $232,800, $259,800, and $340,800 in 2002, 2001 and 2000, respectively.

     The Company recorded sales of $1,185,000,  $990,000 and $1,229,000 in 2002,
     2001 and 2000, respectively and had accounts receivable of $293,000 and $188,000 as of September 30, 2002 and 2001, respectively, for products sold to a company owned by a certain officer of the Company. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties.

9.   Major Customers:

     Sales to three customers accounted for 37%, 32% and 39% of the Company's sales in fiscal 2002, 2001 and 2000, respectively. Amounts receivable from these customers totaled approximately $8,925,000 and $7,196,000 at September 30, 2002 and 2001, respectively. The loss of one of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.

                                  EXHIBIT 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Annual Report on Form 10-K of the Company for the year ended September 30, 2002:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                           /s/ Bradford T. Ray
                                           ___________________
                                           Bradford T. Ray
                                           Chief Executive Officer
                                           Date: December 26, 2002

                                  EXHIBIT 99.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Joseph P. Bellino, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Annual Report on Form 10-K of the Company for the year ended September 30, 2002:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                           /s/ Joseph P. Bellino
                                           _____________________
                                           Joseph P. Bellino
                                           Chief Financial Officer
                                           Date: December 26, 2002