Form 10-Q
period 2002-12-31
STEEL TECHNOLOGIES INC
filed 2003-02-06
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 9,760,379 shares outstanding of the Registrant's common stock as of January 31, 2003.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets December 31, 2002
        (Unaudited) and September 30, 2002 (Audited) ......................   3

        Condensed Consolidated Statements of Income and Comprehensive
        Income Three Months Ended December 31, 2002 and 2001 (Unaudited) ..   4

        Condensed Consolidated Statements of Cash Flows
        Three Months Ended December 31, 2002 and 2001 (Unaudited) .........   5

        Notes to Condensed Consolidated Financial Statements (Unaudited) .. 6- 9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................10-14

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk ..............................................................  15

Item 4. Controls and Procedures............................................  15

PART II.    OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders ...............  16

SIGNATURES ................................................................  16

Certifications.............................................................17-18

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands)                                       December 31    September 30
--------------------------------------------------------------------------------
                                                         2002            2002
                                                      (Unaudited)     (Audited)
                                                 -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   2,808       $   2,127
   Trade accounts receivable, net ..............         65,892          74,000
   Inventories .................................        116,933          87,741
   Deferred income taxes .......................          1,800           1,841
   Prepaid expenses and other assets ...........          2,590           2,789
                                                      ---------       ---------
      Total current assets .....................        190,023         168,498

Property, plant and equipment, net .............        100,358         102,560
Investments in corporate joint ventures ........         16,915          16,590
Goodwill .......................................         18,148          18,148
Other assets ...................................          1,502           1,319
                                                      ---------       ---------
                                                      $ 326,946       $ 307,115
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  52,435       $  65,466
   Accrued liabilities .........................         13,419          12,922
   Income taxes payable ........................          2,394           2,158
   Long-term debt due within one year ..........          5,744           5,759
                                                      ---------       ---------
      Total current liabilities ................         73,992          86,285

Long-term debt .................................        104,400          74,900
Deferred income taxes ..........................         14,075          14,200
                                                      ---------       ---------
      Total liabilities ........................        192,467         175,385
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....            --              --
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding sares:
    9,725,434 at December 31, 2002 and
    9,663,468 at September 30, 2002.............         19,810          18,733
   Treasury stock at cost:  2,557,455 shares at
    December 31, 2002 and 2,518,645 at September
    30, 2002....................................        (22,871)        (22,090)
   Additional paid-in capital ..................          4,909           4,909
   Retained earnings ...........................        136,687         133,869
   Accumulated other comprehensive loss ........         (4,056)         (3,691)
                                                      ---------       ---------
     Total shareholders' equity ................        134,479         131,730
                                                      ---------       ---------
                                                      $ 326,946       $ 307,115
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except per share results)                     Three Months Ended
(Unaudited)                                                      December 31
--------------------------------------------------------------------------------
                                                             2002          2001
                                                           ---------------------

Sales ................................................     $126,009    $101,576
Cost of goods sold ...................................      112,239      90,673
                                                           --------    --------
     Gross profit ....................................       13,770      10,903

Selling, general and administrative expenses .........        7,132       7,152
Equity in net income of unconsolidated
  corporate joint ventures ...........................          325         353
                                                           --------    --------
  Operating income ...................................        6,963       4,104

Interest expense, net ................................        1,202       1,423
Loss (gain) on disposals/writeoffs of property, plant
   and equipment......................................          115        (346)
                                                           --------    --------
   Income before income taxes ........................        5,646       3,027

Provision for income taxes ...........................        1,856       1,163
                                                           --------    --------
   Net income ........................................     $  3,790    $  1,864
                                                           ========    ========
Weighted average number of common
   shares outstanding-diluted ........................        9,962      10,244
                                                           ========    ========
Diluted earnings per common share ....................     $   0.38    $   0.18
                                                           ========    ========
Weighted average number of common
   shares outstanding-basic ..........................        9,706      10,167
                                                           ========    ========
Basic earnings per common share ......................     $   0.39    $   0.18
                                                           ========    ========
Cash dividends per common share ......................     $   0.10    $   0.08
                                                           ========    ========


            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                                              Three Months Ended
(Unaudited)                                                     December 31
--------------------------------------------------------------------------------
                                                             2002          2001
                                                           ---------------------
Net income ...........................................     $ 3,790      $ 1,864
   Foreign currency translation adjustment............        (431)        (262)
   Change in unrealized gain (loss) on cash flow
      hedges, net of taxes ...........................          66          (17)
                                                           --------     --------
Comprehensive income .................................     $ 3,425      $ 1,585
                                                           ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                             Three months ended
(Unaudited)                                                    December 31
--------------------------------------------------------------------------------
                                                             2002       2001
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $  3,790    $  1,864
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation ...................................      3,404       3,634
       Amortization ...................................         -          184
       Deferred income taxes ..........................        (72)        890
       Equity in net income of unconsolidated corporate
        joint ventures ................................       (325)       (353)
       Loss (gain) on disposals/writeoffs of property,
        plant and equipment ...........................        115        (346)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................      7,880       9,073
             Inventories ..............................    (29,385)     (1,848)
             Prepaids expenses and other assets .......        (19)        (48)
             Accounts payable .........................    (12,906)     (1,717)
             Accrued liabilities and income taxes .....        935         398
                                                          --------    --------
Net cash (used in) provided by operating activities ...    (26,583)     11,731
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (1,802)     (1,024)
   Proceeds from sale of property, plant and equipment         292         774
                                                          --------    --------
Net cash used in investing activities .................     (1,510)       (250)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     29,500         -
   Principal payments on long-term debt ...............        (15)    (10,177)
   Cash dividends on common stock .....................       (972)       (813)
   Repurchase of common stock .........................       (781)       (452)
   Net issuance of common stock under stock
     option plans......................................      1,077          15
                                                          --------    --------
Net cash provided by (used in) financing activities ...     28,809     (11,427)
                                                          --------    --------
Effect of exchange rate changes on cash ...............        (35)        (34)
                                                          --------    --------
Net increase in cash and cash equivalents .............        681          20
Cash and cash equivalents, beginning of year ..........      2,127       3,380
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $  2,808    $  3,400
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  1,123    $  1,519
                                                          ========    ========
Cash payment for income taxes .........................   $  1,400    $    494
                                                          ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of December 31, 2002 and the condensed consolidated statements of income, comprehensive income and cash flows for the three months ended December 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2002. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES:

Inventory consists of:
                                                     December 31   September 30
                                                        2002           2002
                                                     -----------   ------------
(In thousands)                                        Unaudited       Audited
-------------------------------------------------------------------------------
Raw materials ....................................   $   87,620   $   66,535
Finished goods and work in process ...............       29,313       21,206
                                                     ----------   ----------
                                                     $  116,933   $   87,741
                                                     ==========   ==========


3.  LONG-TERM DEBT

During the first quarter of fiscal 2003, the Company extended the maturity date of its $125,000,000 bank line of credit to August 31, 2005.

4.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:

                                                            Three Months Ended
(In thousands, except per share results)                        December 31
--------------------------------------------------------------------------------
                                                             2002        2001
                                                          ----------------------
Net income ............................................   $   3,790   $   1,864
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................       9,706      10,167
    Plus: dilutive effect of stock options ............         256          77
                                                          ---------   ---------
           Diluted weighted average shares ............   $   9,962      10,244
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................       9,706      10,167
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    0.38   $    0.18
                                                          =========   =========
    Basic .............................................   $    0.39   $    0.18
                                                          =========   =========

     All outstanding options are included in the diluted earnings per share calculation above for the quarter ended December 31, 2002. Options to purchase 567,500 shares at December 31, 2001 were excluded from the calculations above because the exercise prices on the options were greater than the average market price of the Company's stock during that period.

5.  GOODWILL

The Company adopted Statement of Financial Accounting Standard No. 142 (SFAS No.
142), "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment annually using a fair-value based approach. During the quarter ended December 31, 2002, the Company performed the initial impairment test of goodwill and no impairments were indicated.

The following table adjusts reported net income and earnings per share for the three months ended December 31, 2002 and 2001 to exclude amortization of goodwill:


                                                            Three Months Ended
(In thousands, except per share results)                        December 31
--------------------------------------------------------------------------------
                                                             2002        2001
                                                          ----------------------
Net income as reported.................................   $   3,790   $   1,864
Add back amortization of goodwill......................         -           184
                                                          ---------   ---------
Adjusted net income....................................   $   3,790   $   2,048
                                                          ---------   ---------

Earnings per common share as reported - diluted........   $    0.38   $    0.18
Add back amortization of goodwill......................         -          0.02
                                                          ---------   ---------
Adjusted earnings per common share - diluted...........   $    0.38   $    0.20
                                                          ---------   ---------

Earnings per common share as reported - basic..........   $    0.39   $    0.18
Add back amortization of goodwill......................         -          0.02
                                                          ---------   ---------
Adjusted earnings per common share - basic.............   $    0.39   $    0.20
                                                          ---------   ---------

6.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc., a fifty percent owned corporate joint venture accounted for by the equity method, follows:

                                                          Three Months Ended
        (Unaudited)                                          December 31
        -----------------------------------------------------------------------
                                                       2002             2001
                                                    -----------     -----------
        Sales                                       $32,014,000     $32,574,000
        Net Income                                      500,000         706,000

The Company has various transactions with Mi-Tech Steel, Inc. Included in operating income of the Company are management fees and equity from the joint venture earnings totaling $424,000 and $527,000 for the quarters ended December 31, 2002 and 2001, respectively. The Company's equity in undistributed net income of Mi-Tech Steel, Inc. was $5,881,000 and $4,677,000 at December 31, 2002 and 2001, respectively.

The Company has recorded sales of $1,489,000 and $842,000 during the first quarters of fiscal 2003 and 2002, respectively, and accounts receivable of $872,000 and $1,029,000 as of December 31, 2002 and September 30, 2002,
respectively, for products sold to a company owned by an officer and director of the Company. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties. See also information contained under "Certain Transactions" in the Company's 2003 Proxy Statement.

7.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS No. 146 to any future exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statement about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted, the Company will continue to follow the accounting guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148. The Company will make the required disclosures beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

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

Results of Operations
---------------------

Steel Technologies posted first quarter sales of $126,009,000 for the fiscal quarter ended December 31, 2002, an increase of 24% from sales of $101,576,000 for the first quarter ended December 31, 2001. Tons shipped of Company-owned steel products in the first quarter of fiscal 2003 increased approximately 10% compared to the first quarter of fiscal 2002 while the average selling price of Company-owned steel products increased approximately 13% for the first quarter of fiscal 2003 as compared to the previous year.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share with both existing and new customers.

The gross profit margin was 10.9% in the first quarter of fiscal 2003 compared to 10.7% in the first quarter of fiscal 2002. The company expects average raw material costs in fiscal 2003 to exceed average raw material costs in fiscal 2002. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Selling, general and administrative costs were $7,132,000 or 5.6% of sales for the first quarter ended December 31, 2002, compared to $7,152,000 or 7.0% of sales for the first quarter ended December 31, 2001. Selling, general and administrative costs for the first fiscal quarter of 2001 included approximately $184,000 of goodwill expense (see Note 5 of the Company's Notes to Condensed Consolidated Financial Statements). Steel Technologies continues to actively manage the level at which selling, general and administrative expenses are added to its cost structure.

The Company's share of the income of its joint venture operations was $325,000 and $353,000 for the first quarter of fiscal 2003 and 2002, respectively.

Net interest expense for the first quarter of fiscal 2003 decreased to $1,202,000 from $1,423,000 for the first quarter of fiscal 2002. The decrease is primarily attributable to lower average interest rates during the current quarter as compared to last year offset by higher average borrowings during the first quarter of fiscal 2003.

Excluding non-deductible goodwill amortization expense of approximately $184,000 recorded during the first quarter of fiscal 2002 (see Note 5 of the Company's Notes to Condensed Consolidated Financial Statements), the Company's effective income tax rate was approximately 32.9% and 36.2%, respectively, for the first quarters of fiscal 2003 and 2002. The decrease is attributable primarily to a non-recurring state income tax benefit recorded during the quarter ended December 31, 2002. The Company estimates its effective income tax rate will be approximately 37% for fiscal 2003.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2002, Steel Technologies had $116,031,000 of working capital, maintained a current ratio of 2.6:1 and had total debt at 45% of capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. During the first quarter of fiscal 2003, the Company increased inventory levels and improved payment days to its suppliers. This working capital increase has been financed primarily through borrowings from the Company's line of credit facility. These primary factors contributed significantly to the $26,584,000 of cash used in operations during the first three months of fiscal 2003 compared to cash provided by operating activities of $11,731,000 for the first three months of fiscal 2002.

Capital expenditures for the first three months of fiscal 2003 totaled approximately $1,802,000. The major expenditures were for various capacity improvement projects. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2003, the capital additions to all facilities are expected to approximate $15,000,000.

Steel Technologies maintains an equity investment of approximately $18,885,000 in its 90%-owned Mexican subsidiary. Additional investments in the Company's Mexican operations, if required, would be financed with available funds from the Company's bank line of credit.

The translation of the financial statements of the Company's Mexican subsidiary from local currencies to the U.S. dollar subjects the Company to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. Management does not consider its exposure to exchange rate risks to be material and considers the Mexican peso a relatively stable currency. The Company does not typically manage its related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction gains (losses) included in sales were $113,000 and ($234,000) during the first three months of fiscal 2003 and 2002, respectively.

The Company maintains a 50% equity investment in Mi-Tech Steel and a 49% equity investment in Ferrolux Metals Co., LLC. Additional equity contributions to the Company's joint venture operations are not expected for the foreseeable future, but, if required, would be financed with available funds from the Company's bank line of credit.

The Company has a $125,000,000 line of credit agreement. During the first quarter of fiscal 2003, the Company extended the maturity date of its $125,000,000 bank line of credit to August 31, 2005. The credit agreement has various variable options on the interest rate, none of which are greater than the bank's prime. During the first quarter of fiscal 2003, the Company borrowed $29,500,000 on its line of credit facility to support its working capital needs. At December 31, 2002, there was $93,000,000 outstanding on the credit facility.

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

The Company has $17,120,000 outstanding at December 31, 2002 on the ten-year note which requires annual principal payments of approximately $5,700,000 through March 2005.

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

Related Party Transactions
--------------------------

The Company has various transactions with Mi-Tech Steel as well as sales to a company owned by an officer and director of the Company (see Note 6 of the Company's Notes to Condensed Consolidated Financial Statements).

Impact of Recently Issued Accounting Pronouncements
---------------------------------------------------

In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The Company will apply the provisions of SFAS No. 146 to any future exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statement about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted, the Company will continue to follow the accounting guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148. The Company will make the required disclosures beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first three months ended December 31, 2002 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.


                        Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is made known to us by others within the Company, including its consolidated subsidiaries.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation or any corrective actions with regard to significant deficiencies or material weaknesses.

                           Part II - Other Information

           Item 5. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 23, 2003. The matter voted upon at the meeting was the election of three directors for three-year terms.

The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:



Nominee             Votes For         Votes Against     Votes Withheld
-------             ---------         -------------     --------------

Jimmy Dan Conner    8,812,637               0               145,268
Andrew J. Payton    8,814,069               0               143,836
Mark Essig          8,791,827               0               166,078



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







   STEEL TECHNOLOGIES INC.
        (Registrant)







  By      /s/ Joseph P. Bellino
          -----------------------------
          Joseph P. Bellino
          Chief Financial Officer
          (Principal Financial and Chief Accounting Officer)




Dated February 6, 2003

                                 CERTIFICATIONS
I, Bradford T. Ray, certify that:

1. I have  reviewed  this  quarterly  report on Form 10-Q of Steel  Technologies
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ Bradford. T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

I, Joseph P. Bellino, certify that:

1. I have  reviewed  this  quarterly  report on Form 10-Q of Steel  Technologies
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer