Form 10-Q
period 2003-03-31
STEEL TECHNOLOGIES INC
filed 2003-05-15
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indiate by check mark whether the Registrant is an accelerated filed (as defined in Rule 12b-2 of the Act. Yes X No

There were 9,763,687 shares outstanding of the Registrant's common stock as of April 30, 2003.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets March 31, 2003
        (Unaudited) and September 30, 2002 (Audited) .................    3

        Condensed Consolidated Statements of Income and Comprehensive Income Three Months and Six Months Ended March 31, 2003
        and 2002 (Unaudited) .........................................    4

        Condensed Consolidated Statements of Cash Flows
        Six Months Ended March 31, 2003 and 2002 (Unaudited) .........    5

        Notes to Condensed Consolidated Financial Statements (Unaudited) 6-11

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ........................................  12-17

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .........................................................   18

Item 4. Control and Procedures .......................................   18

Item 6. Exhibits and Reports on Form 8-K .............................   18

SIGNATURE ............................................................   18

Certifications ......................................................   19-20

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

                         STEEL TECHNOLOGIES INC.
                  Condensed Consolidated Balance Sheets

                                                      March 31      September 30
                                                        2003            2002
                                                     -----------    ------------
(In thousands)                                       (Unaudited)      (Audited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   5,274       $   2,127
   Trade accounts receivable, net ..............         73,843          74,000
   Inventories .................................         89,151          87,741
   Deferred income taxes .......................          1,732           1,841
   Prepaid expenses and other assets ...........          4,014           2,789
                                                      ---------       ---------
      Total current assets .....................        174,014         168,498

Property, plant and equipment, net .............        106,647         102,560
Investments in corporate joint ventures ........         16,955          16,590
Goodwill .......................................         18,148          18,148
Other assets ...................................          1,389           1,319
                                                      ---------       ---------
                                                      $ 317,153       $ 307,115
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  34,248       $  65,466
   Accrued liabilities .........................         12,016          12,922
   Income taxes payable ........................            -             2,158
   Long-term debt due within one year ..........          5,736           5,759
                                                      ---------       ---------
      Total current liabilities ................         73,992          86,285

Long-term debt .................................        115,680          74,900
Deferred income taxes ..........................         14,571          14,200
                                                      ---------       ---------
      Total liabilities ........................        182,251         175,385
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....            --              --
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding sares:
    9,762,021 at March 31, 2003 and
    9,663,468 at September 30, 2002.............         20,302          18,733
   Treasury stock at cost:  2,573,953 shares at
    March 31, 2003 and 2,518,645 at September
    30, 2002....................................        (23,169)        (22,090)
   Additional paid-in capital ..................          4,909           4,909
   Retained earnings ...........................        138,679         133,869
   Accumulated other comprehensive loss ........         (5,819)         (3,691)
                                                      ---------       ---------
     Total shareholders' equity ................        134,902         131,730
                                                      ---------       ---------
                                                      $ 317,153       $ 307,115
                                                      =========       =========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(Amounts in thousands,                Three Months Ended     Six Months Ended
except per share data, unaudited)          March 31              March 31
--------------------------------------------------------------------------------
                                        2003       2002       2003       2002
                                      ------------------------------------------
Sales ................................ $130,140   $114,703   $256,149  $216,279
Cost of goods sold ...................  118,979    101,388    231,218   192,061
                                       --------   --------   --------  --------
      Gross profit ...................   11,161     13,315     24,931    24,218

Selling, general and
   administrative expenses ...........    6,915      7,889     14,047    15,041
Equity in net income of unconsolidated
   corporate joint ventures ..........       85        530        410       883
                                       --------   --------   --------   --------
   Operating income ..................    4,331      5,956     11,294    10,060

Interest expense, net ................    1,346      1,300      2,548     2,723
(Gain) loss on disposals/writeoffs of
   property, plant and equipment .....     (217)        90       (102)     (256)
                                       --------   --------   --------   --------
   Income before income taxes ........    3,202      4,566      8,848     7,593

Provision for income taxes ...........    1,210      1,714      3,066     2,877
                                       --------   --------   --------   --------
    Net income ....................... $  1,992   $  2,852   $  5,782   $ 4,716
                                       --------   --------   --------   --------
Diluted weighted average number of
   common shares outstanding .........    9,889      9,804      9,925    10,026
                                       ========   ========   ========   ========

Diluted earnings per common share .... $   0.20   $  0.29    $   0.58   $  0.47
                                       ========   ========   ========   ========

Basic weighted average number of
   common shares outstanding .........    9,756      9,715      9,731     9,944
                                       ========   ========   ========   ========

Basic earnings per common share ...... $   0.20   $  0.29    $   0.59   $  0.47
                                       ========   ========   ========   ========

Cash dividends per common share ...... $   --     $   --     $   0.10   $   0.08
                                       ========   ========   ========   ========

            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                        Three Months Ended     Six Months Ended
(Unaudited)                                March 31              March 31
---------------------------------------------------------------------------------
                                        2003       2002       2003       2002
                                      -------------------------------------------
Net income ........................... $  1,992   $  2,852   $  5,782   $ 4,716
  Foreign currency translation
        adjustment ...................   (1,876)       456     (2,307)      194
  Decrease in unrealized loss on cash
        flow hedges, net of taxes ....      113        152        179       135
                                       --------   ---------   --------  --------
Comprehensive income ................. $    229   $  3,460    $ 3,654   $ 5,045
                                       ========   =========   ========  ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Six Months Ended
(Unaudited)                                                       March 31
--------------------------------------------------------------------------------
                                                             2002       2001
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................  $  5,782    $  4,716
   Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
       Depreciation ....................................     6,749       7,266
       Amortization ....................................        -          367
       Deferred income taxes ...........................       681         204
       Equity in net income of unconsolidated
         corporate joint ventures ......................      (410)       (883)
       (Gain) loss on sale of assets ...................      (102)       (256)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable .................       725      (3,407)
             Inventories ...............................    (1,139)      3,835
             Prepaid expenses and other assets .........    (1,706)        460
             Accounts payable ..........................   (30,567)      1,673
             Accrued liabilities and income taxes ......    (2,299)        578
                                                          ---------   ---------
Net cash (used in) provided by operating activities ....   (22,286)     14,553
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition .........................................    (9,853)         -
   Purchases of property, plant and equipment ..........    (5,629)     (3,568)
   Proceeds from sale of property, plant and equipment .       591         793
   Distributions from unconsolidated corporate joint
      venture ..........................................        45          -
                                                          ---------   ---------
Net cash used in investing activities ..................   (14,846)     (2,775)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt ........................    52,500      18,000
   Principal payments on long-term debt ................   (11,743)    (23,084)
   Cash dividends on common stock ......................      (972)       (813)
   Repurchase of common stock ..........................    (1,079)     (6,549)
   Net issuance of common stock ........................     1,569          31
   Other ...............................................       175         175
                                                          ---------   ---------
Net cash used in by financing activities ...............    40,450     (12,240)
                                                          ---------   ---------
Effect of exchange rate changes on cash ................      (171)         22
                                                          ---------   ---------
Net (decrease) increase in cash and cash equivalents ...     3,147        (440)
Cash and cash equivalents, beginning of year ...........     2,127       3,380
                                                          ---------   ---------
Cash and cash equivalents, end of period ...............  $  5,274    $  2,940
                                                          =========   =========
Supplemental Cash Flow Disclosures:
  Cash payment for interest ............................  $  2,507    $  2,942
  Cash payment for income taxes ........................  $  5,086    $  2,389

Supplemental Schedule of Noncash Investing and Financing
  Activities:

    Fair value of assets acquired ......................  $  9,913    $     -
    Liabilities assumed.................................  $     60    $     -
                                                          --------    --------
    Net cash paid.......................................  $  9,853    $     -
                                                          ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of March 31, 2003 and the condensed consolidated statements of income and comprehensive income (loss) for the three and six months ended March 31, 2003 and 2002, and condensed consolidated cash flows for the six months ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2002. The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

2.  ACQUISITION

On March 7, 2003 the Company completed the purchase of certain assets from Cold Metal Products Company, Inc. (Cold Metal Products) as approved by the U.S. Bankruptcy Court in Youngstown, Ohio. The purchase price consisted of approximately $9,853,000 and the assumption of approximately $60,000 of liabilities. The assets purchased included land, building and certain steel processing equipment at the Ottawa, Ohio facility, certain equipment located in Indianapolis, Indiana; and selected inventory and accounts receivable. The Company financed the acquisition with its existing credit facility.

The acquisition has been recorded under the purchase method of accounting, with the operating results being included in the Company's condensed consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the assets of Cold Metal Products had occurred at October 1, 2001.

(Unaudited)
(In thousands except per share data)

                                 Three Months Ended       Six Months Ended
                                  2003        2002        2003        2002
                                --------    --------    --------    --------
Sales ......................... $134,446    $123,899    $267,813    $234,367
Net income .................... $  1,893    $  3,000    $  5,669    $  4,966
Diluted net income per share .. $   0.19    $   0.31    $   0.57    $   0.50
Basic net income per share .... $   0.19    $   0.31    $   0.58    $   0.50

This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results.

3.  INVENTORIES:

Inventory consists of:
                                                       March 31    September 30
                                                         2003          2002
                                                     -----------   ------------
(In thousands)                                        Unaudited       Audited
-------------------------------------------------------------------------------
Raw materials ....................................   $   61,176   $   66,535
Finished goods and work in process ...............       27,975       21,206
                                                     ----------   ----------
                                                     $   89,151   $   87,741
                                                     ==========   ==========

4.  LONG-TERM DEBT

During the first quarter of fiscal 2003, the Company extended the maturity date of its existing bank line of credit to August 31, 2005. In April 2003, the Company reached an agreement with its bank group to increase availability under its unsecured line of credit from $125,000,000 to $151,000,000.

5.  STOCK OPTIONS

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

At March 31, 2003, the Company had stock-based compensation plans which are described more fully in Note 11 of the consolidated financial statements included in the Company's annual report to stockholders for the year ended September 30, 2002. As permitted by SFAS No. 123, the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock
option  plans  under  the  intrinsic  value  based  method.   Accordingly,   no
stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been increased for the three and six months ended March 31, 2003 and 2002 to the pro forma amounts which follow (in thousands except per share data).

(In thousands except per share data)
(Unaudited)                                 Three Months Ended  Six Months Ended
-------------------------------------------------------------------------------
                                               2003     2002     2003    2002
                                              ------   ------   ------  ------
Net income - as reported                      $1,992   $2,852   $5,782  $4,716
Total stock-based employee compensation
   expense (benefit)determined under
   fair value method for all awards,
   net of taxes                                   25     (144)      63    (108)
                                              ------   ------   ------  ------
Net income - pro forma                        $1,967   $2,996   $5,719  $4,824
                                              ======   ======   ======  ======

Diluted net income per share - as reported    $ 0.20   $ 0.29   $ 0.58  $ 0.47
Diluted net income per share - pro forma      $ 0.20   $ 0.31   $ 0.58  $ 0.48
Basic net income per share - as reported      $ 0.20   $ 0.29   $ 0.59  $ 0.47
Basic net income per share - pro forma        $ 0.20   $ 0.31   $ 0.59  $ 0.49

6.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:


                                                          Three Months Ended
(In thousands, except per share results)                       March 31
-----------------------------------------------------------------------------
                                                            2003      2002
                                                          -------------------
Net income .............................................. $ 1,992   $ 2,852
                                                          -------   --------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .   9,756     9,715
    Plus: dilutive effect of stock options ..............     133        89
                                                          -------   --------
       Diluted weighted average shares                      9,889     9,804
                                                          -------   --------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .   9,756     9,715
                                                          -------   --------

Net income per share data:
    Diluted ............................................. $ 0.20     $ 0.29
                                                          =======   =======
    Basic ............................................... # 0.20     $ 0.29
                                                          =======   =======



                                                           Six Months Ended
(In thousands, except per share results)                       March 31
----------------------------------------------------------------------------
                                                            2002      2001
                                                          ------------------
Net income .............................................. $ 5,782   $ 4,716
                                                          -------   -------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .   9,731     9,944
    Plus: dilutive effect of stock options ..............     194        82
                                                          -------   -------
       Diluted weighted average shares                      9,925    10,026
                                                          -------   -------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .   9,731     9,944
                                                          -------   -------

Net income per share data:
    Diluted ............................................. $  0.58   $  0.47
                                                          =======   ========
    Basic ............................................... $  0.59   $  0.47
                                                          =======   ========


All outstanding options are included in the diluted earnings per share calculation above for the three and six months ended March 31, 2003. Options to purchase 427,000 shares were excluded from the calculations above for the three and six months ended March 31, 2002 because the exercise prices on the options were greater than the average market price of the Company's stock during the periods.

7.  GOODWILL

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

The following table adjusts reported net income and earnings per share for the three and six months ended March 31, 2003 and 2002 to exclude amortization of goodwill:


                                                            Three Months Ended
(In thousands, except per share results)                         March 31
--------------------------------------------------------------------------------
                                                             2003        2002
                                                          ----------------------
Net income as reported.................................   $   1,992   $   2,852
Add back amortization of goodwill......................         -           183
                                                          ---------   ---------
Adjusted net income....................................   $   3,790   $   3,035
                                                          ---------   ---------

Earnings per common share as reported - diluted........   $    0.20   $    0.29
Add back amortization of goodwill......................         -          0.02
                                                          ---------   ---------
Adjusted earnings per common share - diluted...........   $    0.20   $    0.31
                                                          ---------   ---------

Earnings per common share as reported - basic..........   $    0.20   $    0.29
Add back amortization of goodwill......................         -          0.02
                                                          ---------   ---------
Adjusted earnings per common share - basic.............   $    0.20   $    0.31
                                                          ---------   ---------

                                      9


                                                             Six Months Ended
(In thousands, except per share results)                         March 31
--------------------------------------------------------------------------------
                                                             2003        2002
                                                          ----------------------
Net income as reported.................................   $   5,782   $   4,716
Add back amortization of goodwill......................         -           367
                                                          ---------   ---------
Adjusted net income....................................   $   5,782   $   5,083
                                                          ---------   ---------

Earnings per common share as reported - diluted........   $    0.58   $    0.47
Add back amortization of goodwill......................         -          0.04
                                                          ---------   ---------
Adjusted earnings per common share - diluted...........   $    0.58   $    0.51
                                                          ---------   ---------

Earnings per common share as reported - basic..........   $    0.59   $    0.47
Add back amortization of goodwill......................         -          0.04
                                                          ---------   ---------
Adjusted earnings per common share - basic.............   $    0.59   $    0.51
                                                          ---------   ---------

8.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc. (Mi-Tech), a fifty percent owned corporate joint venture accounted for by the equity method, follows:

     (In Thousands)          Three Months Ended            Six Months Ended
     (Unaudited)                  March 31                     March 31
     -----------------      ---------------------      -----------------------
                              2003         2002          2003           2002
                              ----         ----          ----           ----

     Sales                  $32,227      $37,287       $64,240        $69,833
     Net Income                  60          894           561          1,600

The Company has various transactions with Mi-Tech Steel. Included in operating income of the Company are management fees and equity from the joint venture earnings totaling $204,000 and $621,000 for the quarters ended March 31, 2003 and 2002, respectively. The Company's equity in undistributed net income of Mi-Tech Steel was $5,911,000 and $5,124,000 at March 31, 2003 and 2002,
respectively.

During the second quarter and first six months of fiscal 2003, the Company recorded sales of $1,591,000 and $3,080,000, respectively, for products sold to a company owned by an officer and director of the Company compared to sales of $922,000 and $1,764,000, respectively, during the second quarter and first six months of fiscal 2002. Accounts receivable from the aforementioned company was $1,081,000 as of March 31, 2003 and $1,029,000 as of September 30, 2002,
respectively. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties. See also information contained under "Certain Transactions" in the Company's 2003 Proxy Statement.


9.       IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In  October  2001,  the  Financial  Accounting  Standards  Board  (FASB)  issued

Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 121 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on October 1, 2002 and the adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or its financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 during the quarter ended March 31, 2003 and the adoption of SFAS No. 146 did not have a material impact on the Company's results of operations or its financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," (FIN 45). FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of the recognition provision of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right
(variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company does not expect the adoption of FIN 46 will have a material impact on our financial position, results of operations or cash flows.

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

     Impairment of Long-Lived Assets
     -------------------------------
     The Company reviews the carrying value of its long-lived assets for impairment whenever changes in events and circumstances indicate that the carrying amount of the assets may not be recoverable. Goodwill is also required to be assessed for impairment annually. If an evaluation is required, the estimated future undiscounted cash flows associated with an asset would be compared to the asset's carrying value to determine if a write-down to market value or undiscounted cash flows value is required. Future changes in circumstances, cash flow estimates and fair value could affect the valuations.

Results of Operations
----------------------
Steel Technologies posted sales of $130,140,000 for the second quarter ended March 31, 2003, an increase of 13% from sales of $114,703,000 for the second quarter ended March 31, 2002. Tons shipped of Company-owned steel products in the second quarter of fiscal 2003 decreased approximately 3% compared to the second quarter of fiscal 2002 while the average selling price of Company-owned steel products for the second quarter of fiscal 2003 increased approximately 17% from the previous year.

Sales for the six months ended March 31, 2003 increased by 18% to $256,149,000 compared to $216,279,000 for the six months ended March 31, 2002. Tons shipped in the first six months of fiscal 2003 increased 3% compared to the first six months of fiscal 2002. Average selling prices of steel for the first six months of fiscal 2003 increased approximately 15% as compared to the previous year.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. The Company continues to increase market share and to develop a substantial amount of new business with both existing and new customers.

The gross profit margin was 8.6% in the second quarter of fiscal 2003 compared to 11.6% in the second quarter of fiscal 2002. For the first six months of fiscal 2003 and 2002, the gross profit margin was 9.7% and 11.2%, respectively. The decrease in gross profit margin is a result of higher priced inventory which was not fully offset by price increases to customers and lower shipment levels in the second quarter of fiscal 2003 which adversely impacted production cost efficiencies. The Company expects average raw material costs in fiscal 2003 to exceed average raw material costs in fiscal 2002 and as a result gross profits in 2003 to be below those in 2002. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Selling, general and administrative costs for the second quarter decreased approximately 12.3% from the comparable quarter of fiscal 2002. For the first six months of fiscal 2003 selling, general and administrative costs decreased 6.6% from the first six months of fiscal 2002. During the second quarter and first six months of fiscal 2003, selling, general and administrative costs as a percentage of sales were 5.3% and 5.5%, respectively compared to 6.9% and 7.0%, respectively, during the second quarter and first six months of fiscal 2002. The decrease was primarily attributable to the reduction of goodwill amortization as a result of adopting FAS 142 (see Note 7 of the Company's Notes to Condensed Consolidated Financial Statements), the write-off of unamortized loan costs relating to two industrial revenue bonds issued in Maryland and Missouri that were retired before their scheduled maturity in fiscal 2002, and the continued efforts by the Company to manage the level at which selling, general and administrative costs are added to its cost structure.

The Company's share of income from its joint venture operations was $85,000 and $530,000, respectively for the second quarters ended March 31, 2003 and 2002. For the six months of fiscal 2003 and fiscal 2002 the Company's share of income from its joint venture operations was $410,000 and $883,000, respectively. Mi-Tech Steel's earnings have declined as a result of higher priced inventory which was not fully offset by price increases to customers, lower operating levels and pre-operation expenses incurred in connection with its Canton, Mississippi and Decatur, Alabama steel processing operations. Management of Mi-Tech Steel expects average raw material costs in fiscal 2003 to exceed average raw material costs in fiscal 2002.

Net interest expense for the second quarter of fiscal 2003 was $1,346,000 compared to $1,300,000 for the second quarter of fiscal 2002. The increase is primarily attributable to higher average borrowings during the current quarter as compared to last year offset by lower average interest rates compared to last year.

Net interest expense for the first six months of fiscal 2003 was $2,548,000 compared to $2,723,000 for first six months of fiscal 2002. The decrease is primarily attributable to lower average interest rates during the first six months of 2003 as compared to last year offset by higher average borrowings during the first six months of fiscal 2003 as compared to last year.

The  Company's  effective  income  tax rate was  approximately  37.8% and 34.7%, respectively, during the second quarter and first six months of fiscal 2003 compared to 36.1% during the second quarter and first six months of fiscal 2002 excluding non-deductible goodwill amortization expense of approximately $183,000 and $367,000 recorded during the second quarter and first six months of fiscal 2002, respectively (see Note 7 of the Company's Notes to Condensed Consolidated Financial Statements). The decrease is attributable primarily to a non-recurring state income tax benefit recorded during the quarter ended December 31, 2002.

Liquidity and Capital Resources
-------------------------------
As of March 31, 2003, Steel Technologies had $122,014,000 of working capital, maintained a current ratio of 3.3:1 and had total debt at 47% of capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. During fiscal 2003, the Company increased inventory levels and improved payment days to its suppliers. This working capital increase of $39,801,000 since September 30, 2002 has been financed primarily through borrowings from the Company's line of credit facility. These primary factors contributed significantly to the $22,286,000 of cash used in operations during the first six months of fiscal 2003 compared to cash provided by operating activities of $14,553,000 for the first six months of fiscal 2002.

Capital expenditures for the first six months of fiscal 2003 totaled approximately $5,629,000. The major expenditures were for various capacity expansion projects. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2003, the capital additions to all facilities excluding acquisitions are expected to approximate $15,000,000 .

On March 7, 2003 the Company completed the purchase of certain assets from Cold Metal Products Company, Inc. (Cold Metal Products) as approved by the U.S. Bankruptcy Court in Youngstown, Ohio. The purchase price consisted of approximately $9,853,000 and the assumption of approximately $60,000 of liabilities. The assets purchased included land, building and certain steel processing equipment at the Ottawa, Ohio facility, certain equipment located in Indianapolis, Indiana, and selected inventory and accounts receivable. The Company financed the acquisition with its existing credit facility.

Steel Technologies maintains an equity investment of approximately $18,845,000 in its 90%-owned Mexican subsidiary. Additional investments in the Company's Mexican operations, if required, would be financed with available funds from the Company's bank line of credit.

The translation of the financial statements of the Company's Mexican subsidiary from local currencies to the U.S. dollar subjects the Company to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. Management does not consider its exposure to exchange rate risks to be material and considers the Mexican peso a relatively stable currency. The Company does not typically manage its related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction gains recorded during the second quarter of fiscal 2003 and 2002 were $503,000 and $105,000, respectively. Foreign currency transaction gains recorded during the first six months of fiscal 2003 and 2002 were $616,000 and $129,000, respectively.

The Company maintains a 50% equity investment in Mi-Tech and a 49% equity investment in Ferrolux Metals Co., LLC. Additional equity, if required, would be financed with available funds from the Company's bank line of credit.

During the first quarter of fiscal 2003, the Company extended the maturity date of its bank line of credit to August 31, 2005. In April 2003, the Company reached an agreement with its bank group to increase availability under its unsecured line of credit from $125,000,000 to $151,000,000. The credit agreement has various variable options on the interest rate, none of which are greater than the bank's prime. During the first six months of fiscal 2003, the Company borrowed $52,500,000 and repaid $11,743,000 on its line of credit facility. At March 31, 2003, there was $110,000,000 outstanding on the credit facility.

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

The Company has $11,400,000 outstanding at March 31, 2003 on the ten-year note which requires annual principal payments of approximately $5,700,000 through March 2005.

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

Related Party Transactions
--------------------------
The Company has various transactions with Mi-Tech Steel as well as sales to a company owned by an officer and director of the Company (see Note 8 of the Company's Notes to Condensed Consolidated Financial Statements).

Recently Issued Accounting Pronouncements
-----------------------------------------
In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 121 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on October 1, 2002 and the adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or its financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 during the quarter ended March 31, 2003 and the adoption of SFAS No. 146 did not have a material impact on the Company's results of operations or its financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No.

5, 57, and 107 and 16 Rescission of FASB Interpretation No. 34," (FIN 45). FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 requires disclosure about each guarantee even if the likelihood of the guarantor's having to make any payments under the guarantee is remote. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of the recognition provision of FIN 45 did not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right
(variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company does not expect the adoption of FIN 46 will have a material impact on our financial position, results of operations or cash flows.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first six months ended March 31, 2003 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

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

                    Item 6. Exhibits and Reports on Form 8-K

Exhibits filed with this report are attached hereto. No reports on Form 8-K were filed during the quarter ended March 31, 2003.



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


Dated May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2003:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          /s/ Bradford T. Ray
          -------------------
          Bradford T. Ray
          Chief Executive Officer

          Date: May 12, 2003

                                  EXHIBIT 99.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Joseph P. Bellino, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2003:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


          /s/ Joseph P. Bellino
          ---------------------
          Joseph P. Bellino
          Chief Financial Officer

          Date: May 12, 2003