Form 10-Q
period 2003-06-30
STEEL TECHNOLOGIES INC
filed 2003-08-05
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

There were 9,765,409 shares outstanding of the Registrant's common stock as of July 31, 2003.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets June 30, 2003
        (Unaudited) and September 30, 2002 (Audited) .................    3

        Condensed Consolidated Statements of Income and Comprehensive Income Three Months and Nine Months Ended June 30, 2003
        and 2002 (Unaudited) .........................................    4

        Condensed Consolidated Statements of Cash Flows
        Nine Months Ended June 30, 2003 and 2002 (Unaudited) .........    5

        Notes to Condensed Consolidated Financial Statements (Unaudited) 6-12

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ........................................  13-18

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .........................................................   19

Item 4. Control and Procedures .......................................   19

Item 6. Exhibits and Reports on Form 8-K .............................   19

SIGNATURE ............................................................   19

Certifications ......................................................   20-21

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

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

                                                       June 30      September 30
                                                        2003            2002
                                                     -----------    ------------
(In thousands)                                       (Unaudited)      (Audited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   4,462       $   2,127
   Trade accounts receivable, net ..............         71,797          74,000
   Inventories .................................         79,074          87,741
   Deferred income taxes .......................          1,646           1,841
   Prepaid expenses and other assets ...........          5,177           2,789
                                                      ---------       ---------
      Total current assets .....................        162,156         168,498

Property, plant and equipment, net .............        108,290         102,560

Investments in corporate joint ventures ........         17,250          16,590

Goodwill .......................................         18,148          18,148

Other assets ...................................          1,329           1,319
                                                      ---------       ---------
                                                      $ 307,173       $ 307,115
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  45,453       $  65,446
   Accrued liabilities .........................         12,228          12,922
   Income taxes payable ........................            -             2,158
   Long-term debt due within one year ..........          5,724           5,759
                                                      ---------       ---------
      Total current liabilities ................         63,405          86,285

Long-term debt .................................         92,680          74,900
Deferred income taxes ..........................         14,342          14,200
                                                      ---------       ---------
      Total liabilities ........................        170,427         175,385
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....            --              --
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding sares:
    9,763,687 at June 30, 2003 and
    9,663,468 at September 30, 2002.............         20,336          18,733
   Treasury stock at cost:  2,573,953 shares at
    June 30, 2003 and 2,518,645 at September
    30, 2002....................................        (23,169)        (22,090)
   Additional paid-in capital ..................          5,103           4,909
   Retained earnings ...........................        138,675         133,869
   Accumulated other comprehensive loss ........         (4,199)         (3,691)
                                                      ---------       ---------
     Total shareholders' equity ................        136,746         131,730
                                                      ---------       ---------
                                                      $ 307,173       $ 307,115
                                                      =========       =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(Amounts in thousands,                Three Months Ended     Nine Months Ended
except per share data, unaudited)           June 30               June 30
--------------------------------------------------------------------------------
                                        2003       2002       2003       2002
                                      ------------------------------------------
Sales ................................ $129,603   $128,037   $385,752  $344,316
Cost of goods sold ...................  120,368    111,801    351,586   303,862
                                       --------   --------   --------  --------
      Gross profit ...................    9,235     16,236     34,166    40,454

Selling, general and
   administrative expenses ...........    7,285      7,546     21,332    22,587
Equity in net income of unconsolidated
   corporate joint ventures ..........      294        443        704     1,326
                                       --------   --------   --------   --------
   Operating income ..................    2,244      9,133     13,538    19,193

Interest expense, net ................    1,155      1,093      3,703     3,816
Loss (gain) on disposals/writeoffs of
   property, plant and equipment .....       15         33        (87)     (223)
                                       --------   --------   --------   --------
   Income before income taxes ........    1,074      8,007      9,922    15,600

Provision for income taxes ...........      102      3,039      3,168     5,916
                                       --------   --------   --------   --------
   Net income ........................ $    972   $  4,968   $  6,754   $ 9,684
                                       ========   ========   ========   ========

Diluted weighted average number of
   common shares outstanding .........    9,866      9,679      9,904     9,910
                                       ========   ========   ========   ========

Diluted earnings per common share .... $   0.10   $   0.51   $   0.68   $  0.98
                                       ========   ========   ========   ========

Basic weighted average number of
   common shares outstanding .........    9,763      9,556      9,742     9,815
                                       ========   ========   ========   ========

Basic earnings per common share ...... $   0.10   $   0.52   $   0.69   $  0.99
                                       ========   ========   ========   ========

Cash dividends per common share ...... $   0.10   $   0.08   $   0.20   $  0.16
                                       ========   ========   ========   ========

            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                        Three Months Ended     Nine Months Ended
(Unaudited)                                 June 30               June 30
---------------------------------------------------------------------------------
                                        2003       2002       2003       2002
                                      -------------------------------------------
Net income ........................... $    972   $  4,968   $  6,754   $ 9,684
  Foreign currency translation
        adjustment ...................    1,480     (1,457)      (827)   (1,263)
  Decrease (increase) in unrealized
        loss on cash flow hedges,
        net of taxes .................      140       (251)       319      (116)
                                       --------   ---------   --------  --------
Comprehensive income ................. $  2,592   $  3,260    $ 6,246   $ 8,305
                                       ========   =========   ========  ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Nine Months Ended
(Unaudited)                                                       June 30
--------------------------------------------------------------------------------
                                                             2003       2002
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................  $  6,754    $  9,684
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation ....................................    10,311      10,855
       Amortization ....................................        -          550
       Deferred income taxes ...........................       245         690
       Equity in net income of unconsolidated
         corporate joint ventures ......................      (704)     (1,326)
       Gain on disposals/writeoffs of property, plant
         and equipment..................................       (87)       (222)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable .................     3,924      (4,611)
             Inventories ...............................     9,501         830
             Prepaid expenses and other assets .........    (2,630)        (63)
             Accounts payable ..........................   (19,792)     10,336
             Accrued liabilities and income taxes ......    (1,985)      2,203
                                                          ---------   ---------
Net cash provided by operating activities ..............     5,537      28,926
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition .........................................    (9,825)         -
   Purchases of property, plant and equipment ..........   (10,467)     (5,631)
   Proceeds from sale of property, plant and equipment .       591         865
   Distributions from unconsolidated corporate joint
      venture ..........................................        45          -
                                                          ---------   ---------
Net cash used in investing activities ..................   (19,656)     (4,766)
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt ........................    52,500      18,000
   Principal payments on long-term debt ................   (34,754)    (34,168)
   Cash dividends on common stock ......................    (1,949)     (1,577)
   Repurchase of common stock ..........................    (1,079)     (6,549)
   Net issuance of common stock ........................     1,602         183
   Other ...............................................       175         175
                                                          ---------   ---------
Net cash provided by (used in) financing activities ....    16,495     (23,936)
                                                          ---------   ---------
Effect of exchange rate changes on cash ................       (41)       (130)
                                                          ---------   ---------
Net increase in cash and cash equivalents ..............     2,335          94
Cash and cash equivalents, beginning of year ...........     2,127       3,380
                                                          ---------   ---------
Cash and cash equivalents, end of period ...............  $  4,462    $  3,474
                                                          =========   =========
Supplemental Cash Flow Disclosures:
  Cash payment for interest ............................  $  3,714    $  4,087
  Cash payment for income taxes ........................  $  5,525    $  4,419

Supplemental Schedule of Noncash Investing and Financing
  Activities:

    Fair value of assets acquired ......................  $  9,845    $     -
    Liabilities assumed.................................  $     20    $     -
                                                          --------    --------
    Net cash paid.......................................  $  9,825    $     -
                                                          ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2003 and the condensed consolidated statements of income and comprehensive income for the three and nine months ended June 30, 2003 and 2002, and condensed consolidated cash flows for the nine months ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2002. The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

2.  ACQUISITION

On March 7, 2003 the Company completed the purchase of certain assets from Cold Metal Products Company, Inc. (Cold Metal Products) as approved by the U.S. Bankruptcy Court in Youngstown, Ohio. The purchase price consisted of approximately $9,825,000 and the assumption of approximately $20,000 of liabilities. The assets purchased included land, building and certain steel processing equipment at the Ottawa, Ohio facility, certain equipment located in Indianapolis, Indiana and selected inventory and accounts receivable. The Company financed the acquisition with its existing credit facility.

The acquisition has been recorded under the purchase method of accounting, with the operating results being included in the Company's condensed consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the assets of Cold Metal Products had occurred at October 1, 2001.

(Unaudited)
(In thousands except per share data)

                                 Three Months Ended       Nine Months Ended
                                      June 30                 June 30
                                  2003        2002        2003        2002
                                --------    --------    --------    --------
Sales ......................... $129,603    $139,089    $397,416    $373,456
Net income .................... $    972    $  5,146    $  6,641    $ 10,111
Diluted net income per share .. $   0.10    $   0.53    $   0.67    $   1.02
Basic net income per share .... $   0.10    $   0.54    $   0.68    $   1.03

This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results.

3.  INVENTORIES:

Inventory consists of:
                                                       June 30    September 30
                                                         2003          2002
                                                     -----------   ------------
(In thousands)                                        Unaudited      Audited
-------------------------------------------------------------------------------
Raw materials ....................................   $   53,048   $   66,535
Finished goods and work in process ...............       26,026       21,206
                                                     ----------   ----------
                                                     $   79,074   $   87,741
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

At June 30, 2003, the Company had stock-based compensation plans which are described more fully in Note 11 of the consolidated financial statements included in the Company's annual report to stockholders for the year ended September 30, 2002. As permitted by SFAS No. 123, the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock
option  plans  under  the  intrinsic  value  based  method.   Accordingly,   no
stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been increased for the three and nine months ended June 30, 2003 and 2002 to the pro forma amounts which follow (in thousands except per share data).

                                          Three Months Ended  Nine Months Ended
(In thousands except per share data)            June 30            June 30
-------------------------------------------------------------------------------
(Unaudited)                                    2003     2002     2003    2002
                                              ------   ------   ------  ------
Net income - as reported                      $  972   $4,968   $6,754  $9,684
Total stock-based employee compensation
   expense (benefit)determined under
   fair value method for all awards,
   net of taxes                                   26       49       89     (59)
                                              ------   ------   ------  ------
Net income - pro forma                        $  946   $4,919   $6,665  $9,743
                                              ======   ======   ======  ======

Diluted net income per share - as reported    $ 0.10   $ 0.51   $ 0.68  $ 0.98
Diluted net income per share - pro forma      $ 0.10   $ 0.51   $ 0.67  $ 0.99
Basic net income per share - as reported      $ 0.10   $ 0.52   $ 0.69  $ 0.99
Basic net income per share - pro forma        $ 0.10   $ 0.51   $ 0.68  $ 0.99

6.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:


                                                          Three Months Ended
(In thousands, except per share results)                        June 30
-----------------------------------------------------------------------------
(Unaudited)                                                 2003      2002
                                                          -------------------
Net income .............................................. $   972   $ 4,968
                                                          -------   --------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .   9,763     9,556
    Plus: dilutive effect of stock options ..............     103       123
                                                          -------   --------
       Diluted weighted average shares...................   9,866     9,679
                                                          -------   --------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .   9,763     9,556
                                                          -------   --------

Net income per share data:
    Diluted ............................................. $ 0.10     $ 0.51
                                                          =======   =======
    Basic ............................................... # 0.10     $ 0.52
                                                          =======   =======

                                      8

                                                           Nine Months Ended
(In thousands, except per share results)                        June 30
----------------------------------------------------------------------------
(Unaudited)                                                 2002      2001
                                                          ------------------
Net income .............................................. $ 6,754   $ 9,684
                                                          -------   -------
Shares (denominator) used for
  diluted per share computations:
    Weighted average shares of common stock outstanding .   9,742     9,815
    Plus: dilutive effect of stock options ..............     162        95
                                                          -------   -------
       Diluted weighted average shares...................   9,904     9,910
                                                          -------   -------
Shares (denominator) used for
  basic per share computations:
    Weighted average shares of common stock outstanding .   9,742     9,815
                                                          -------   -------

Net income per share data:
    Diluted ............................................. $  0.68   $  0.98
                                                          =======   ========
    Basic ............................................... $  0.69   $  0.99
                                                          =======   ========


Options to purchase 196,000 shares were excluded from the calculations above for the three months ended June 30, 2003 because the exercise prices on the options were greater than the average market price of the Company's stock during the periods. Options to purchase 301,000 shares were excluded from the calculations above for the three and nine months ended June 30, 2002 because the exercise prices on the options were greater than the average market price of the Company's stock during the periods.

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

The following table adjusts reported net income and earnings per share for the three and nine months ended June 30, 2003 and 2002 to exclude amortization of goodwill:


                                                            Three Months Ended
(In thousands, except per share results)                         June 30
--------------------------------------------------------------------------------
(Unaudited)                                                   2003        2002
                                                          ----------------------
Net income as reported.................................   $     972   $   4,968
Add back amortization of goodwill......................         -           183
                                                          ---------   ---------
Adjusted net income....................................   $     972   $   5,151
                                                          ---------   ---------

Earnings per common share as reported - diluted........   $    0.10   $    0.51
Add back amortization of goodwill......................         -          0.02
                                                          ---------   ---------
Adjusted earnings per common share - diluted...........   $    0.10   $    0.53
                                                          ---------   ---------

Earnings per common share as reported - basic..........   $    0.10   $    0.52
Add back amortization of goodwill......................         -          0.02
                                                          ---------   ---------
Adjusted earnings per common share - basic.............   $    0.10   $    0.54
                                                          ---------   ---------



                                                             Nine Months Ended
(In thousands, except per share results)                         June 30
--------------------------------------------------------------------------------
(Unaudited)                                                   2003        2002
                                                          ----------------------
Net income as reported.................................   $   6,754   $   9,684
Add back amortization of goodwill......................         -           550
                                                          ---------   ---------
Adjusted net income....................................   $   6,754   $  10,234
                                                          ---------   ---------

Earnings per common share as reported - diluted........   $    0.68   $    0.98
Add back amortization of goodwill......................         -          0.05
                                                          ---------   ---------
Adjusted earnings per common share - diluted...........   $    0.68   $    1.03
                                                          ---------   ---------

Earnings per common share as reported - basic..........   $    0.69   $    0.99
Add back amortization of goodwill......................         -          0.05
                                                          ---------   ---------
Adjusted earnings per common share - basic.............   $    0.69   $    1.04
                                                          ---------   ---------

8.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc. (Mi-Tech), a fifty percent owned corporate joint venture accounted for by the equity method, follows:

(In Thousands)          Three Months Ended            Nine Months Ended
(Unaudited)                  June 30                       June 30
-----------------      ---------------------      -----------------------
                          2003         2002          2003           2002
                          ----         ----          ----           ----
Sales                  $35,904      $38,187       $100,144       $108,048
Net Income                 439          736          1,000          2,336

The Company has various transactions with Mi-Tech Steel. Included in operating income of the Company are management fees and equity from the joint venture earnings totaling $404,000 and $542,000 for the quarters ended June 30, 2003 and 2002, respectively. The Company's equity in undistributed net income of Mi-Tech Steel was $6,131,000 and $5,492,000 at June 30, 2003 and 2002, respectively.

During the third quarter and first nine months of fiscal 2003, the Company recorded sales of $1,733,000 and $4,813,000, respectively, for products sold to a company owned by an officer and director of the Company compared to sales of $1,334,000 and $3,098,000, respectively, during the third quarter and first nine months of fiscal 2002. Accounts receivable from the aforementioned company was $1,131,000 and $1,029,000 as of June 30, 2003 and September 30, 2002,
respectively. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties. See also information contained under "Certain Transactions" in the Company's 2003 Proxy Statement.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right
(variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company is in the process of evaluating the effect of FIN 46 but does not expect its adoption to have a material impact on our financial position, results of operations or cash flows.

The FASB also recently issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS No. 150 are effective immediately for financial instruments entered into or modified subsequent to May 31, 2003 and no later than July 1, 2003 for financial instruments entered into prior to June 1, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on our financial position, results of operations or cash flows.

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

Application of Critical Accounting Policies
-------------------------------------------

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates under different assumptions or conditions. On an ongoing basis, the Company monitors and evaluates its estimates and assumptions.

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

     Impairment of Long-Lived Assets
     -------------------------------

     The Company reviews the carrying value of its long-lived assets and goodwill for impairment whenever changes in events and circumstances indicate that the carrying amount of the assets may not be recoverable. Goodwill is also required to be assessed annually for impairment. If an evaluation is required, the estimated future undiscounted cash flows associated with an asset would be compared to the asset's carrying value to determine if a write-down to market value or undiscounted cash flows value is required.

     Future changes in circumstances, cash flow estimates and fair value could affect the valuations.


Results of Operations
----------------------

Steel Technologies posted sales of $129,603,000 for the third quarter ended June 30, 2003, an increase of 1% from sales of $128,037,000 for the third quarter ended June 30, 2002. Tons shipped of Company-owned steel products in the third quarter of fiscal 2003 decreased approximately 9% compared to the third quarter of fiscal 2002 while the average selling price of Company-owned steel products for the third quarter of fiscal 2003 increased approximately 10% from the previous year.

Sales for the nine months ended June 30, 2003 increased by 12% to $385,752,000 compared to $344,316,000 for the nine months ended June 30, 2002. Tons shipped in the first nine months of fiscal 2003 decreased 1% compared to the first nine months of fiscal 2002. Average selling prices of steel for the first nine months of fiscal 2003 increased approximately 13% as compared to the previous year.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. Year-to-date production levels in the North American automotive industry have decreased approximately 5% in 2003 compared to 2002, which has adversely impacted the Company's sales. The Company attempts to increase market share utilizing its network of resources by developing a substantial amount of new business with both existing and new customers.

The gross profit margin was 7.1% in the third quarter of fiscal 2003 compared to 12.7% in the third quarter of fiscal 2002. For the first nine months of fiscal 2003 and 2002, the gross profit margin was 8.9% and 11.7%, respectively. The decrease in gross profit margin is a result of higher priced inventory acquired in the first half of fiscal 2003 which was not fully offset by price increases to customers, and lower volume spread over certain fixed manufacturing expenses which adversely impacted production cost efficiencies. The Company expects average raw material costs in fiscal 2003 to exceed average raw material costs in fiscal 2002 and as a result gross profits in 2003 to be below those in 2002. In general, production cost efficiencies and product mix improvements may positively impact gross margins and somewhat offset rising raw material costs.

Selling, general and administrative costs for the third quarter decreased approximately 3.5% from the comparable quarter of fiscal 2002. As a percentage of sales these costs declined to 5.6% of sales for the third quarter of fiscal 2003 as compared to 5.9% for the third quarter of fiscal 2002. Selling, general and administrative expenses for the first nine months of fiscal 2003 decreased 5.6% from the comparable nine months ended June 30, 2002 and as a percentage of sales decreased to 5.5% in fiscal 2003 from 6.6% in fiscal 2002. The decrease was primarily attributable to the reduction of goodwill amortization as a result of adopting FAS 142 (see Note 7 of the Company's Notes to Condensed Consolidated Financial Statements), the write-off of unamortized loan costs relating to two industrial revenue bonds issued in Maryland and Missouri that were retired before their scheduled maturity in fiscal 2002 and the continued efforts by the Company to manage the level at which selling, general and administrative costs are added to its cost structure. These decreases were offset by an increase in bad debt expense from the Company's Mexican operations.

The Company's share of income from its joint venture operations was $294,000 and $443,000, respectively for the third quarters ended June 30, 2003 and 2002. For the nine months of fiscal 2003 and fiscal 2002 the Company's share of income from its joint venture operations was $704,000 and $1,326,000, respectively. Mi-Tech Steel's earnings have declined as a result of higher priced inventory which was not fully offset by price increases to customers, lower operating levels and pre-operation expenses incurred in connection with its Canton, Mississippi and Decatur, Alabama steel processing operations. Management of Mi-Tech Steel expects average raw material costs in fiscal 2003 to exceed average raw material costs in fiscal 2002.

Net interest expense for the third quarter of fiscal 2003 was $1,155,000 compared to $1,093,000 for the third quarter of fiscal 2002. Net interest expense for the quarter increased primarily because of higher average borrowings despite the fact that interest rates are lower than last year. Net interest expense for the first nine months of fiscal 2003 and 2002 were $3,703,000 and $3,816,000, respectively. Interest rates were lower in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002.

The Company's effective income tax rate was approximately 9.5% and 31.9% for the third quarter and nine months ended June 30, 2003, respectively, compared to 38.0% and 37.9% for the third quarter and nine months ended June 30, 2002, respectively. During fiscal 2003, the Company recorded an income tax benefit attributable to state and foreign income tax apportionment that was more favorable than originally estimated and recognized a non-recurring state income tax benefit. Excluding the aforementioned items and non-deductible goodwill amortization expense of approximately $183,000 and $550,000 recorded during the third quarter and nine months of fiscal 2002, respectively (see Note 7 of the Company's Notes to Condensed Consolidated Financial Statements), the effective income tax rate is 32.6% and 37.1% for the third quarter ended June 30, 2003 and 2002, respectively, and 36.4% and 36.6% for the nine months ended June 30, 2003 and 2002, respectively.



Liquidity and Capital Resources
-------------------------------

As of June 30, 2003, Steel Technologies had $98,751,000 of working capital, maintained a current ratio of 2.6:1 and had total debt at 42% of capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and the overall market. During fiscal 2003, the Company decreased inventory but this was more than offset by improved payment days to its suppliers. This working capital increase of $16,538,000 since September 30, 2002 has been financed primarily through borrowings from the Company's line of credit facility. These primary factors contributed significantly to the $5,537,000 of cash provided by operating activities during the first nine months of fiscal 2003 compared to cash provided by operating activities of $28,926,000 for the first nine months of fiscal 2002.

Capital expenditures for the first nine months of fiscal 2003 totaled approximately $10,467,000. The major expenditures were for various capacity expansion projects. Steel Technologies continues to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2003, the capital additions to all facilities excluding acquisitions are expected to approximate $15,000,000.

On March 7, 2003 the Company completed the purchase of certain assets from Cold Metal Products Company, Inc. (Cold Metal Products) as approved by the U.S. Bankruptcy Court in Youngstown, Ohio. The purchase price consisted of approximately $9,825,000 and the assumption of approximately $20,000 of liabilities. The assets purchased included land, building and certain steel processing equipment at the Ottawa, Ohio facility, certain equipment located in Indianapolis, Indiana, and selected inventory and accounts receivable. The Company financed the acquisition with its existing credit facility.

Steel Technologies maintains an equity investment of approximately $18,845,000 in its 90%-owned Mexican subsidiary. Additional investments in the Company's Mexican operations, if required, would be financed with available funds from the Company's bank line of credit.

The translation of the financial statements of the Company's Mexican subsidiary from local currencies to the U.S. dollar subjects the Company to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. Management does not consider its exposure to exchange rate risks to be material and considers the Mexican peso a relatively stable currency. The Company does not typically manage its related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction losses recorded during the third quarter of fiscal 2003 were $422,000 compared to a gain of $412,000 during the third quarter of fiscal 2002. Foreign currency transaction gains recorded during the first nine months of fiscal 2003 and 2002 were $194,000 and $284,000, respectively. The Company expects a more stable relationship between the U.S. dollar and Mexican peso during the fourth quarter of fiscal 2003.

The Company maintains a 50% equity investment in Mi-Tech and a 49% equity investment in Ferrolux Metals Co., LLC. Additional equity, if required, would be financed with available funds from the Company's bank line of credit.

During the first quarter of fiscal 2003, the Company extended the maturity date of its bank line of credit to August 31, 2005. In April 2003, the Company reached an agreement with its bank group to increase availability under its unsecured line of credit from $125,000,000 to $151,000,000. The credit agreement has various variable options on the interest rate, none of which are greater than the bank's prime. At June 30, 2003, there was $87,000,000 outstanding on the credit facility.

The Company has $11,400,000 outstanding at June 30, 2003 on the ten-year note which requires annual principal payments of approximately $5,700,000 through March 2005. During the first nine months of fiscal 2003, the Company borrowed $52,500,000 on its line of credit facility and repaid $34,754,000 on its line of credit facility and ten-year note.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right
(variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003 and no later than July 1, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company is in the process of evaluating the effect of FIN 46 but does not expect its adoption to have a material impact on our financial position, results of operations or cash flows.

The FASB also recently issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS No. 150 are effective immediately for financial instruments entered into or modified subsequent to May 31, 2003 and no later than July 1, 2003 for financial instruments entered into prior to June 1, 2003. The Company does not expect the adoption of SFAS No. 150 will have a material impact on our financial position, results of operations or cash flows.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first nine months ended June 30, 2003 from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.


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

On July 24, 2003, the Company filed a current report on Form 8-K under Item 9, pursuant to Item 12, concerning the issuance of the press release reporting its financial results for the third quarter ended June 30, 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



STEEL TECHNOLOGIES INC.
            (Registrant)







  By  /s/ Joseph P. Bellino
      ----------------------
      Joseph P. Bellino
      Chief Financial Officer
      (Principal Financial and
         Chief Accounting Officer)


Dated August 5, 2003

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

Date: August 5, 2003

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

Date: August 5, 2003

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2003:

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

          Date: August 5, 2003

                                  EXHIBIT 99.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Joseph P. Bellino, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2003:

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

          Date: August 5, 2003