Form 10-K
period 2003-09-30
STEEL TECHNOLOGIES INC
filed 2003-12-17
CIK 771790

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended September 30, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2003, computed by reference to the closing price of the registrant's common stock, as quoted in the Nasdaq National Market System on such date: $87,477,470.

Number of shares of the registrant's Common Stock outstanding at November 28, 2003: 9,782,602

Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 2003 are incorporated by reference into Part II. Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 22, 2004 are incorporated by reference into Part III.

PART I

ITEM 1.           BUSINESS

GENERAL

Steel Technologies Inc. ("the Company") was incorporated under the laws of the state of Kentucky in 1971 as Southern Strip Steel, Inc. In June 1985, the name of the corporation was changed to Steel Technologies Inc.

The Company is an intermediate steel processor engaged in the business of processing flat rolled steel to specified close tolerances in response to orders from industrial customers who require steel of precise type, thickness, width, temper, finish and shape for their manufacturing purposes. The Company purchases commercial tolerance steel in coils up to 72 inches in width from major integrated steel mills and mini-mills, processing it to customer specification. The processed steel is distributed from facilities located in Indiana, Kentucky, Michigan, Missouri, North Carolina, Ohio and South Carolina in the U.S. and three facilities in Mexico. The Company has customers in 34 states primarily in the East, Midwest and South, as well as into Mexico and Canada.

The Company's principal processing capabilities, among others, include:

- pickling, a chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel and may also be performed in conjunction with coating and lubricating steel;

- slitting, which cuts steel to specific widths. Coils of fully-processed strip or wide sheet coil are unwound, passed through rotary slitting knives and rewound in narrow-width coils as required by customer specifications;

- precision rolling, a method of applying pressure to achieve close tolerances of thickness and temper for steel;

-  annealing,   a  thermal   process  that  changes  the  hardness  and  certain
metallurgical characteristics of steel; cutting-to-length, which cuts flattened steel to exact lengths;

-blanking, by which steel is cut into specific shapes;  oscillating,  a means of
producing   exceptionally   long  lengths  of  narrow  strip  steel  by  winding
consecutive coils, much like thread is wound on a spool;

- custom steel fabrication, by which steel sheets and plates are cut and welded together.

The Company's principal processed products are: cold-rolled strip and sheet, cold-rolled one-pass strip, high carbon and alloy strip and sheet, hot-rolled strip and sheet, high strength low alloy strip and sheet, hot-rolled pickle and oil and coated strip and sheet, hot-rolled pickled and oiled sheet, tin plate, blanking and cut-to-length processing of coil steel, and fabrication and welding of steel sheets and plates.

Intermediate steel processors occupy a niche between the primary steel producers and industrial customers who need processed steel for their end-product manufacturing purposes. The primary producers have historically emphasized the sale of commercial tolerance steel to large volume purchasers and have generally viewed the intermediate steel processor as an integral part of this customer base. Furthermore, end-product manufacturers have increasingly sought to purchase steel with closer tolerances, on shorter lead times, and with more reliable and more frequent delivery than the primary producers can efficiently provide. Additionally, most manufacturers are not willing to commit to the investment in technology, equipment and inventory required to further process the steel for use in their manufacturing operations. These industry forces have created a market in which the strength of the Company's business is based upon its capability to process steel to more precise specifications and to service the steel purchasing and delivery requirements of its customers more expeditiously than the primary producers

STEEL PROCESSING

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



MARKETING

The Company's marketing staff consists of sales personnel located throughout the United States and Mexico. In addition to cultivating additional business from existing customers and developing new accounts, these sales personnel are responsible for identifying market trends in their assigned areas. The marketing staff consists of one Senior Vice President-Sales, four regional Vice Presidents-Sales, and by the Company's technical services department, which develops application engineering ideas. The Company is frequently requested to recommend the type of steel which can best serve a customer's specific needs.


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

The Company also "toll processes" steel for steel mills, large end-users, service centers and other processors. Under toll processing, the customer retains title to the steel and has the responsibility for the end product.

The Company processes steel for sale to a variety of industrial customers, including those in the automotive, automotive supply, appliance, lawn and garden, railcar, machinery and office equipment industries. In fiscal 2003, 2002, and 2001 sales to the automotive industry directly accounted for 10% of the Company's sales and sales to the automotive supply industry accounted for 50%. The Company believes its long-term relationships with its major customers are a significant factor in its business.

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

SUPPLIERS

In 2003, the Company obtained its steel for processing from a number of integrated and mini mill sources close to its facilities and a limited number of foreign steel companies. The Company obtains its raw material requirements by ordering steel possessing specified physical qualities and alloy content. The Company believes that it is not dependent on any one of its suppliers for raw materials and that its relationships with its suppliers are good.

UNCONSOLIDATED AFFILIATES

In April 1987, the Company formed Mi-Tech Steel, Inc. (Mi-Tech Steel), a 50% owned unconsolidated affiliate with Mitsui Steel Development Co., Inc (Mitsui). Mi-Tech Steel was established to own and operate high-volume steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers located in the United States. The initial processing facility was opened in December 1987 in Murfreesboro, Tennessee. In January 1990, a second Mi-Tech Steel processing facility opened in Greensburg, Indiana. A third processing facility, the first for Mi-Tech Steel with pickling and slitting capabilities opened in December 1997 in Decatur, Alabama. A fourth processing facility was opened in September 2003 in Madison, Mississippi.

In March 2001, Mi-Tech Steel discontinued its Decatur, Alabama operation. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," Mi-Tech Steel recorded an impairment charge associated with this facility based on its estimates of fair value. In addition, Mi-Tech Steel wrote down its minority investment in San Diego Coil Center in March 2001 when it determined that operation was not able to sustain an earnings capacity that justified the carrying amount of its investment. The Company's share of Mi-Tech Steel's impairment charges recorded during the second quarter of fiscal 2001 was approximately $6.5 million. In April 2003, Mi-Tech Steel restarted its slitting operations in Decatur and is being reimbursed for operating costs by the Company and Mitsui. Mi-Tech Steel is pursuing alternatives to sell its pickling equipment and facility in Decatur. Steel Technologies is also providing management services for the Mi-Tech Steel operations.

In October 1990, Processing Technology, Inc. (PTI), was established by LTV Steel Company, Mitsui and the Company. The Company held a 5% investment in the common stock of PTI. During the second quarter of fiscal 2001, the Company determined that PTI, an unconsolidated affiliate accounted for by the cost method, was not able to sustain an earnings capacity which justified the carrying amount of its investment due to the deteriorating financial condition of PTI and its principal customer. Accordingly, the Company wrote off its approximate $1 million investment in PTI in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." In 2002, PTI filed a Certificate of Dissolution with its state of incorporation.

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

EMPLOYEES

As of October 31, 2003, the Company employed approximately 1,039 full-time people, of which approximately 104 are represented by collective bargaining agreements. The Company has never experienced a significant work stoppage and considers its employee relations to be good.

AVAILABLE INFORMATION

The Company maintains an Internet website at www.steeltechnologies.com. We make available, free of charge, on or through this web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by our officers and directors under Section 16 of that Act. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.


ITEM 2.           PROPERTIES

The Company's principal processing plants and distribution facilities are as follows:

                                         Square                  Year Opened/
Plant Location                          Footage                    Acquired
--------------                          -------                  ------------
Eminence, Kentucky                   180,000 sq.ft.                  1971
Portage, Indiana                     242,000 sq.ft.                  1987
Canton, Michigan                     230,000 sq.ft.                  1991
Monterrey, Mexico                     80,000 sq.ft.                  1994
Ghent, Kentucky                      230,000 sq.ft.                  1995
Puebla, Mexico                        20,000 sq.ft.                  1997
Clinton, No. Carolina                110,000 sq.ft.                  1997
Willoughby, Ohio                      75,000 sq.ft.                  1998
Huger, So. Carolina                   84,000 sq.ft.                  1999
Kennett, Missouri                     94,000 sq.ft.                  2000
Matamoros, Mexico                     80,000 sq.ft.                  2000
Ottawa, Ohio                         145,000 sq.ft.                  2003

All of these facilities are owned by the Company except for the Puebla facility which is leased. In 1999, the Company purchased the real property used for processing in North Carolina and Ohio. Prior to that, the company had lease arrangements with these facilities subsequently purchased. The Company's Elkton, Maryland facility, consisting of 60,000 square feet, was sold in 2003.

The Company's executive offices are located in Louisville, Kentucky in a 30,000 square foot building owned by the Company. The Company's administrative services offices are also located in 4,400 square feet of space leased in Louisville, Kentucky.

Mi-Tech Steel currently operates four high volume steel slitting operations. The Murfreesboro, Tennessee plant and Greensburg, Indiana Plant consist of 300,000 and 160,000 square feet respectively. Decatur, Alabama consists of two facilities - an active slitting facility consisting of 120,000 square feet and in idled pickling facility consisting of 40,000 square feet. In April 2003, Mi-Tech Steel restarted its slitting operations in Decatur and is being reimbursed for operating costs by Steel Technologies Inc. and Mitsui. Mi-Tech Steel is pursuing alternatives to sell its 40,000 square foot pickling facility. The Madison, Mississippi facility opened in September 2003 and comprises 84,000 square feet.

All operating properties are in good repair and in suitable condition for the purposes for which they are used.


ITEM 3.           LEGAL PROCEEDINGS

Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                 Age  Title
----                 ---  -----

Bradford T. Ray       45  Chairman of the Board and Chief Executive Officer

Michael J. Carroll    46  President and Chief Operating Officer

Howard F. Bates, Jr.  57  Vice President-Technical Services

Joseph P. Bellino     53  Chief Financial Officer and Treasurer

Brad A. Goranson      49  Senior Vice President-Sales

Officers are elected annually by and serve at the discretion of the Board of Directors. Mr. Bradford T. Ray and Mr. Michael J. Carroll are members of the Company's Board of Directors.

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

PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Except as presented below, the information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend Information" on page 7 of the Company's annual report to shareholders for the year ended September 30, 2003.

                      Equity Compensation Plan Information

The Company maintains two plans that may grant equity compensation: the shareholder-approved Steel Technologies Inc. 2000 Stock Option Plan and the Second Steel Technologies Inc. Nonemployee Directors Stock Plan.


                                                                      Number of
                                                                      securities
                                 Number                               remaining
                              of securities                           available
                               to be issued     Weighted-average      for future
                              upon exercise    exercise price of       issuance
                              of outstanding      outstanding       under equity
                             option, warrants   options, warrants   compensation
 Plan Category                  and rights         and rights           plans
--------------------------   ----------------  -----------------    ------------
Equity compensation plans
approved by security holders      614,265          $9.16                286,000

Equity compensation plans not
approved by security holders        0(Note 1)      Note 2                 7,837
---------------------------- ----------------  ------------------   ------------

Total                             614,265          $9.16                293,837

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




ITEM 6.           SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected Financial Data" on page 6 of the Company's annual report to shareholders for the year ended September 30, 2003.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 12 of the Company's annual report to shareholders for the year ended September 30, 2003.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to changes in interest rates. To manage interest rate exposures, the Company uses fixed and variable debt and interest rate swap contracts. The Company does not enter into derivative financial instrument transactions for speculative purposes.

In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into two separate interest rate swap contracts with major financial institutions on August 30, 2001. Under the terms of the first contract which matured in August 2003, the Company received a LIBOR based variable interest rate and paid a fixed interest rate of 4.24% on a notional amount of $15 million. Under the terms of the second contract which matures in February 2004, the Company receives a LIBOR based variable interest rate and pays a fixed interest rate of 4.48% on a notional amount of $15 million. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of the applicable month, which is consistent with the variable rate determination on the underlying debt.

The following table summarizes principal cash flows and related interest rates of the Company's long-term debt and interest rate swaps at September 30, 2003 by expected maturity dates. The weighted average interest rate of the fixed-rate debt is based on the actual average rates at September 30, 2003. The variable-rate debt is based on actual rates at September 30, 2003. The variable-rate debt consists primarily of the line of credit of which $89,000,000 is outstanding at September 30, 2003.


(In thousands except for interest rates)

                                                                 Fair
                    2004      2005      Thereafter     Total     Value
                   ----------------------------------------------------
Long-term debt
   (fixed)           $5,720    $ 5,680      $  -       $11,400  $18,186
Weighted average
   interest rates     8.52%      8.52%
Long-term debt
   (variable)        $  -      $89,000      $  -       $89,000  $89,000
Weighted average
   interest rates     2.88%      2.88%
Interest rate
   swaps, net        $  252    $   -        $  -       $   252  $   252

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries on pages 13 through 29 and Report of Independent Auditors on page 30 which are included in the Company's annual report to shareholders for the year ended September 30, 2003, and the sections entitled "Selected Quarterly Financial Data" and "Market Price and Dividend Information" on page 7 thereof are incorporated herein by reference.


     Consolidated Balance Sheets - September 30, 2003 and 2002
     Consolidated  Statements of Income - Years ended  September 30, 2003,  2002 and 2001
     Consolidated Statements of Comprehensive Income - Years ended September 30,
          2003, 2002 and 2001
     Consolidated  Statements of Shareholders' Equity - Years ended
          September 30, 2003, 2002 and 2001
     Consolidated Statements of Cash Flows -Years ended September 30, 2003, 2002 and 2001
     Notes  to   Consolidated   Financial   Statements
     Report of Independent Auditors


ITEM  9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.          CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2003 pursuant to Exchange Act Rule 13a-15(b), the company's management, including its Chief Executive Officer and Chief Financial Officer, believe the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of the company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by the company's management, including its Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting.


PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information required by Item 10 is incorporated by reference herein from the material under the sections entitled "Election of Directors" contained on pages 3 through 8, "Committees of the Board" on page 7, "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 and "Audit Committee Report" on Pages 15 through 16 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the annual meeting of shareholders of Steel Technologies Inc. to be held on January 22, 2004. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant".

In November 2003, the Company adopted a Code of Ethics for the Chief Executive Officer, Financial Executives, and Financial Professionals. This Code of Ethics contains specific principles to which the Chief Executive Officer, Chief Financial Officer, Controller, and Tax Manager are expected to adhere. The full text of the Code of Ethics for Financial Executives is attached as Exhibit 14 in this Annual Report on Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), the information required by Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Independence and Compensation of Directors" contained on pages 7 through 8 and "Executive Compensation" contained on pages 8 through 12 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 22, 2004.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" contained on pages 12 through 14 and "Performance Graph" contained on page 17 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 22, 2004 shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.



ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), the information required by Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 2 through 3 and "Election of Directors" contained on pages 3 through 8 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 22, 2004.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information required by Item 13 is incorporated by reference herein from the material under the sections entitled "Certain Transactions" contained on pages 11 through 12 and "Election of Directors" contained on pages 3 through 8 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 22, 2004.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), the information required by Item 14 is incorporated by reference herein from the material under the section entitled "Audit Committee Report" contained on pages 15 through 16 and "Election of Directors" contained on pages 3 through 8 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 22, 2004.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The response to this portion of Item 14 is submitted as a separate section of this report--See List of Financial Statements under Item 8.

(a) (2) The following consolidated financial statement schedule of Steel Technologies Inc. and its subsidiaries is included in a separate section of this report, following the index to exhibits on page E-1:

          Valuation and Qualifying Accounts - Schedule II
          Report of Independent Auditors

          The following is a list of financial statements of Mi-Tech Steel, Inc., which are included as Exhibit 99 pursuant to Rule 3.09 of Regulation S-X.

               Report of Independent  Auditors
               Consolidated Balance Sheets - September 30, 2003 and 2002 Consolidated Statements of Operations - Years ended September 30,
                    2003, 2002 and 2001
               Consolidated  Statements  of  Shareholders'  Equity  -Years ended
                    September 30, 2003, 2002 and 2001
               Consolidated  Statements of Cash Flows -Years ended September 30,
                    2003, 2002 and 2001
               Notes to Consolidated Financial Statements

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

(b) The following reports on Form 8-K were filed with or furnished to the Securities and Exchange Commission during the three months ended September 30, 2003:

          On July 24, 2003, the Company furnished a current report on Form 8-K under Item 9, pursuant to Item 12, concerning the issuance of the press release reporting its financial results for the third quarter ended June 30, 2003.

          On September 26, 2003, the Company furnished a current report on Form 8-K under Item 9, pursuant to Item 12, concerning the issuance of the press release reporting its financial results for the fourth quarter ended September 30, 2003.

(c)      Exhibits filed with this report are attached hereto.

                                    Page E-1
                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2003


Ref.   Exhibit
 #        #     Description
---    -------  -------------------------------------------------------
(h)     3.1     Second  Restated   Articles  of  Incorporation  of  the
                Registrant
(h)     3.2     Second Amended By-Laws of the Registrant
(f)     4.1     Rights Agreement dated as of April 24, 1998, between Steel
                Technologies Inc. and First Chicago Trust Company of New York,
                as Rights Agent
(i)     10.1    Loan Agreement dated as of August 31, 2001, between the
                Registrant  and PNC Bank, National Association, National
                City Bank of Kentucky, SunTrust Bank, Firstar Bank, N.A.
                and Bank One, Kentucky N.A.
        10.1(a) First  Amendment to Credit  Agreement dated as of December 10,
                2002
        10.1(b) Second Amendment to Credit Agreement dated as of April 25, 2003
(e)     10.2(a) Note Agreement  dated as of March 1, 1995,  between the
                Registrant   and   Principal   Mutual  Life   Insurance
                Company,   Lincoln   National   Investment   Management
                Company,  Jefferson-Pilot  Life  Insurance  Company and
                Northern Life Insurance Company
(e)     10.2(b) Request for Consent to Amendment of Note Agreement
(e)     10.2(c) Request  for  Consent  to  Second   Amendment  of  Note
                Agreement
(i)     10.2(d) Third Amendment of Note Agreement
(i)     10.2(e) Waiver and Fourth Amendment to Note Agreement
(b)     10.3(a) Incentive Stock Option Plan of the Registrant *
(a)     10.3(b) Amendment  #1,  dated  April 7,  1987 to the  Incentive
                Stock Option Plan of the Registrant *
(e)     10.3(c) Registrant's 1995 Stock Option Plan *
(h)     10.3(d) Registrant's 2000 Stock Option Plan *
(c)     10.5(a) Revised Employee Bonus Plan of the Registrant *
(h)     10.5(b) Employment Agreement between Registrant and Chairman and Chief
                Executive Officer effective as of March 16, 2000 and Promissory
                Note*
        10.6(a) Agreement dated March 30, 1987 between Mitsui & Co., LTD.,
                Mitsui & Co. (U.S.A.), Inc., Mitsui Steel Development Co., Inc.,
                and the Registrant
        10.6(b) Amendment  #1,  dated  February  28,  1989 to the Joint
                Venture  Agreement  dated March 30, 1987 between Mitsui
                & Co., LTD., Mitsui & Co. (U.S.A.),  Inc., Mitsui Steel
                Development Co., Inc., and the Registrant
(d)     10.9    Form   of   Indemnification   Agreement   between   the
                Registrant and its Directors *
(h)     10.10(a)Steel  Technologies  Inc. Restated  Retirement  Savings
                Plan
(h)     10.10(b)Amendment  No.  1  to  the  Steel   Technologies   Inc.
                Retirement Savings Plan
(g)     10.12   Amended and restated Nonemployee Directors Stock Plan *
(k)     10.12(a)Second Amended and restated Nonemployee Directors Stock Plan *
(j)     10.15   Redemption and Noncompetition Agreement*

                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2003


Ref.   Exhibit
 #        #     Description
---    -------  -------------------------------------------------------

        13      2003 Annual  Report to  Shareholders,  filed  herewith.
                The annual  report shall not be deemed to be filed with
                the  Commission  except to the extent that  information
                is specifically incorporated by reference herein
        14      Code of Ethics for the Chief Executive Officer, Financial
                Executives, and Financial Professionals
        21.1    Subsidiaries of the Registrant
        23.1    Consent of Independent Accountants
        31.1    Certification of Chief Executive  Officer Pursuant to Title 18,
                United States Code,  Section 1350 as adopted pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002
        31.2    Certification of Chief Financial  Officer Pursuant to Title 18,
                United States Code,  Section 1350 as adopted pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002
        32.1    Certification of Chief Executive  Officer Pursuant to Title 18,
                United States Code,  Section 1350 as adopted pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002
        32.2    Certification of Chief Financial Officer Pursuant to Title 18,
                United States Code, Section 1350 as adopted pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002
        99      Financial statements of M-Tech Steel, Inc.



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

(f) Incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K (file # 0-14061) filed April 24, 1998.

(g) Incorporated herein by reference to exhibits filed with the Company's Annual Report of Form 10-K (file #0-14061) for the fiscal year ended September 30, 1999.

(h) Incorporated herein by reference to exhibits filed with the Company's Annual Report of Form 10-K (file #0-14061) for the fiscal year ended September 30, 2000.

(i) Incorporated herein by reference to exhibits filed with the Company's Annual Report of Form 10-K (file #0-14061) for the fiscal year ended September 30, 2001.

(j) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report of Form 10-K (file #0-14061) for the quarter ended December 31, 2001.

(k)  Incorporated  herein by reference to exhibits filed with the Company's Form
     S-8   Registration   Statement  under  the  Securities  Act  of  1933  (No.
     333-91798), which became effective June 14, 2002.


* Indicates management contract or compensatory plan and arrangement

                       STEEL TECHNOLOGIES INC.
                              SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS

                       Additions
     Balance at        Charged to        Charged to    Balance at
     Beginning         Costs and           Other        End of
     of Period         Expenses          Deductions     Period
     ----------        ----------       ----------   -----------
Year Ended September 30, 2003:
     $1,496,247       $1,273,994       $  962,294(A)  $1,807,947

Year Ended September 30, 2002:
     $2,671,387       $1,165,022       $2,340,162(A)  $1,496,247

Year Ended September 30, 2001:
     $1,327,400       $1,789,676       $  445,689(A)  $2,671,387





(A) Uncollectible accounts charged off, less recoveries.



       REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES


Board of Directors and Shareholders
Steel Technologies Inc.

Our audits of the consolidated financial statements referred to in our report dated October 29, 2003 appearing on page 30 in the 2003 Annual Report to Shareholders of Steel Technologies Inc. and its subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP



Louisville, Kentucky
October 29, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STEEL TECHNOLOGIES INC.

Dated:    December 12, 2003       By:/S/Joseph P. Bellino
                                     ________________________
                                     Joseph P. Bellino
                                     Chief Financial Officer,
                                     and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Date    Title
---------                --------  -----



/s/ Bradford T. Ray      12/12/03  Director, Chairman and Chief Executive
____________________                 Officer (Principal Executive Officer)
Bradford T. Ray

/s/ Michael J. Carroll   12/12/03  Director, President and Chief
___________________                  Operating Officer
Michael J. Carroll

/s/ Joseph P. Bellino    12/12/03  Chief Financial Officer and Director
___________________
Joseph P. Bellino

/s/ Howard F. Bates, Jr. 12/12/03  Director and Vice President-
___________________                  Technical Services
Howard F. Bates, Jr.

/s/ Stuart N. Ray        12/12/03  Director and Vice President,
____________________                 President, Mi-Tech Steel, Inc.
Stuart N. Ray

/s/ Merwin J. Ray        12/12/03  Founding Chairman and Director
___________________
Merwin J. Ray

/s/ Doug A. Bawel        12/12/03  Director
___________________
Doug A. Bawel

/s/ Jimmy Dan Conner     12/12/03  Director
___________________
Jimmy Dan Conner

/s/ Mark G. Essig        12/12/03  Director
___________________
Mark G. Essig

/s/ William E. Hellmann  12/12/03  Director
___________________
William E. Hellman

/s/ Andrew J. Payton     12/12/03  Director
___________________
Andrew J. Payton

                                 EXHIBIT 10.1(a)

                      FIRST AMENDMENTS TO CREDIT AGREEMENTS



                                 FIRST AMENDMENT

                                       to

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

                    PNC BANK, NATIONAL ASSOCIATION, As Agent

                                       and

                       SUNTRUST BANK, As Syndication Agent

                                       and

                BANK ONE, KENTUCKY, N.A. , As Documentation Agent




                          Dated as of December __, 2002

     THIS FIRST AMENDMENT TO CREDIT AGREEMENT (the "First Amendment") dated as of December __, 2002, by and among STEEL TECHNOLOGIES INC. (the "Borrower") and the GUARANTORS party hereto (the "Guarantors"), the Banks party hereto (the "Banks"), PNC Bank, National Association, As Agent (the "Agent"), SUNTRUST BANK, As Syndication Agent ("Syndication Agent") and BANK ONE, KENTUCKY, N.A., As Documentation Agent ("Documentation Agent"). WHEREAS, reference is made to the Credit Agreement dated August 31, 2001 (the "Credit Agreement") by and among the Borrower, the Guarantors, the Banks, the Agent and the Syndication Agent;

     WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement; and

     WHEREAS, the parties to the Credit Agreement desire to amend the Credit Agreement as set forth herein.
     NOW, THEREFORE, the parties hereto, in consideration of their mutual covenants and agreements hereinafter set forth and intending to be legally bound hereby, covenant and agree as follows:
1.       Amendments.

     A. Definitions--Expiration Date (Section 1.1). The definition of the term "Expiration Date" contained in Section 1.1 of the Credit Agreement is hereby amended and restated to read as follows: "Expiration Date shall mean, with respect to the Commitments, August 31, 2005."

     B. Extension by Banks of the Expiration  Date (Section  2.12).  The text of
     Section 2.12 [Extension by Banks of the Expiration Date] is hereby deleted and the words: "Intentionally Omitted" are inserted in lieu thereof. 2. Warranties

A.       Warranties Under the Credit Agreement

     The representations and warranties of Loan Parties contained in the Credit Agreement are true and correct on and as of the date hereof with the same force and effect as though made by the Loan Parties on such date, except to the extent that any such representation or warranty expressly relates solely to a previous date. The Loan Parties are in compliance with all terms, conditions, provisions, and covenants contained in the Credit Agreement.

B.       Power and Authority; Validity and Binding Effect; No Conflict.

     Each Loan Party has full power to enter into, execute, deliver and carry out this First Amendment, and such actions have been duly authorized by all necessary proceedings on its part. This First Amendment has been duly and validly executed and delivered by each Loan Party. This First Amendment constitutes the legal, valid and binding obligation of each Loan Party which is enforceable against such Loan Party in accordance with its terms. Neither the execution and delivery of this First Amendment nor the consummation of the transactions herein contemplated will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of any organizational documents of any Loan Party or (ii) any Law or any material agreement or instrument or other obligation to which any Loan Party or any of its Subsidiaries is a party or by which it or any of its Subsidiaries is bound, or result in the creation or enforcement of any Lien upon any property of any Loan Party or any of its Subsidiaries other than as set forth herein.

C.       Consents and Approvals; No Event of Default.

     No consent, approval, exemption, order or authorization of any Person other than the parties hereto is required by any Law or any agreement in connection with the execution, delivery and carrying out of this First Amendment. No event has occurred and is continuing and no condition exists or will exist after giving effect to this First Amendment which constitutes an Event of Default or Potential Default.

3.       Conditions to Effectiveness.

     The effectiveness of this First Amendment is subject to satisfaction of each of the following conditions on or before the date hereof:

A.       Representations and Warranties.

     Each of the representations and warranties under Section 1.B hereof are true and correct on the date hereof.

B.       Execution by Banks, Agent and Loan Parties.

     This First Amendment shall have been executed by all of the Banks, the Agent and the Loan Parties on or before the date hereof.

C.       Opinion of Counsel.

     The Loan Parties shall have delivered an opinion of their counsel confirming the warranties in Section 3 hereof.
D.       Amendment Fees.

     The Borrower shall pay to the Agent for the ratable benefit of the Banks a fee in the amount of $125,000.

4.       References to Credit Agreement, Loan Documents.

     Any reference to the Credit Agreement or other Loan Documents in any document, instrument, or agreement shall hereafter mean and include the Credit Agreement or such Loan Document, including such schedules and exhibits, as amended hereby. In the event of irreconcilable inconsistency between the terms or provisions hereof and the terms or provisions of the Credit Agreement or such Loan Document, including such schedules and exhibits, the terms and provisions hereof shall control.
5.       Force and Effect.

     The Borrower reconfirms, restates, and ratifies the Credit Agreement and all other Loan Documents executed in connection therewith except to the extent any such documents are expressly modified by this First Amendment and Borrower confirms that all such documents have remained in full force and effect since the date of their execution.
6.       Governing Law.

     This First Amendment shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.
7.       Counterparts; Effective Date.

     This First Amendment may be signed in any number of counterparts each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This First Amendment shall become effective when it has been executed by the Agent, the Loan Parties and all of the Banks and each of the other conditions set forth in Section 3 of this First Amendment has been satisfied.

                           [SIGNATURE PAGES TO FOLLOW]

                   [SIGNATURE PAGE 1 OF 5 TO FIRST AMENDMENT]



     IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this First Amendment as of the day and year above written.
BORROWER:

STEEL TECHNOLOGIES INC.



By:
Title:


By:
Title:



GUARANTORS:

STEEL TECHNOLOGIES CORP.



By:
Title:


By:
Title:



CUSTOM STEEL PROCESSING CORP.



By:
Title:


By:
Title:

                   [SIGNATURE PAGE 2 OF 5 TO FIRST AMENDMENT]



WABASH STEEL CORPORATION



By:
Title:


By:
Title:



STEEL TECHNOLOGIES, L.P.



By:
Title:


By:
Title:



STEEL TECHNOLOGIES, LLC,
a South Carolina limited liability company



By:
Title:


By:
Title:

                   [SIGNATURE PAGE 3 OF 5 TO FIRST AMENDMENT]



STEEL TECHNOLOGIES, LLC,
an Ohio limited liability company



By:
Title:


By:
Title:



CUSTOM STEEL, INC.



By:
Title:


By:
Title:

                   [SIGNATURE PAGE 4 OF 5 TO FIRST AMENDMENT]



PNC BANK, NATIONAL ASSOCIATION, individually and as
Agent



By:
Title:


SUNTRUST BANK,
individually and as Syndication Agent



By:
Title:



NATIONAL CITY BANK OF KENTUCKY



By:
Title:



BANK ONE, KENTUCKY, N.A., individually and as
Documentation Agent



By:
Title:

                   [SIGNATURE PAGE 5 OF 5 TO FIRST AMENDMENT]



FIRSTAR BANK, N.A.

By:
Title:

                                 EXHIBIT 10.1(b)

                      SECOND AMENDMENT TO CREDIT AGREEMENT



                                SECOND AMENDMENT

                                       to

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

                    PNC BANK, NATIONAL ASSOCIATION, As Agent

                                       and

                       SUNTRUST BANK, As Syndication Agent

                                       and

                BANK ONE, KENTUCKY, N.A. , As Documentation Agent




                           Dated as of April ___, 2003

     THIS SECOND AMENDMENT TO CREDIT AGREEMENT (the "Second Amendment") dated as of April ___, 2003, by and among STEEL TECHNOLOGIES INC. (the "Borrower") and the GUARANTORS party hereto (the "Guarantors"), the Banks party hereto (the "Banks"), PNC Bank, National Association, As Agent (the "Agent"), SUNTRUST BANK, As Syndication Agent ("Syndication Agent") and BANK ONE, KENTUCKY, N.A., As Documentation Agent ("Documentation Agent").

     WHEREAS, reference is made to the Credit Agreement dated as of August 31, 2001, as amended by that First Amendment to Credit Agreement dated as of December 10, 2002 (as amended, restated, modified or supplemented, the "Credit Agreement") by and among the Borrower, the Guarantors, the Banks, the Agent and the Syndication Agent;
     WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement; and

     WHEREAS,  the  parties to the Credit  Agreement  desire to amend the Credit
Agreement to, inter alia, increase the Revolving Credit Commitments to an aggregate amount of [$151,000,000], subject to the terms and conditions as set forth herein.
     NOW, THEREFORE, the parties hereto, in consideration of their mutual covenants and agreements hereinafter set forth and intending to be legally bound hereby, covenant and agree as follows:
1.       Amendments.

A. Increase in Revolving Credit Commitments -- Schedule 1.1(B). Schedule 1.1(B) to the Credit Agreement is hereby amended and restated in its entirety to read as set forth on Schedule 1.1(B) hereto.
B. Amendments to Revolving Credit Notes. The Revolving Credit Notes made by Borrower in favor of each Bank that is increasing its Revolving Credit Commitment pursuant to this Second Amendment (each an "Increasing Bank"), are hereby amended and restated to reflect the Revolving Credit Commitment of each such Bank on the date hereof after giving effect hereto, and the Borrower shall execute and deliver new Revolving Credit Notes evidencing such increased Revolving Credit Commitments on the date hereof.
2.       Warranties

A.       Warranties Under the Credit Agreement

     The representations and warranties of Loan Parties contained in the Credit Agreement are true and correct on and as of the date hereof with the same force and effect as though made by the Loan Parties on such date, except to the extent that any such representation or warranty expressly relates solely to a previous date. The Loan Parties are in compliance with all terms, conditions, provisions, and covenants contained in the Credit Agreement.

B.       Power and Authority; Validity and Binding Effect; No Conflict.

     Each Loan Party has full power to enter into, execute, deliver and carry out this Second Amendment, and such actions have been duly authorized by all necessary proceedings on its part. This Second Amendment has been duly and validly executed and delivered by each Loan Party. Each of this Second Amendment and the new Notes constitutes the legal, valid and binding obligation of each Loan Party which is enforceable against such Loan Party in accordance with its terms. Neither the execution and delivery of this Second Amendment or the new Notes nor the consummation of the transactions herein contemplated will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of any organizational documents of any Loan Party or (ii) any Law or any material agreement or instrument or other obligation to which any Loan Party or any of its Subsidiaries is a party or by which it or any of its Subsidiaries is bound, or result in the creation or enforcement of any Lien upon any property of any Loan Party or any of its Subsidiaries other than as set forth herein.

C.       Consents and Approvals; No Event of Default.

     No consent, approval, exemption, order or authorization of any Person other than the parties hereto is required by any Law or any agreement in connection with the execution, delivery and carrying out of this Second Amendment. No event has occurred and is continuing and no condition exists or will exist after giving effect to this Second Amendment which constitutes an Event of Default or Potential Default.
3.       Conditions to Effectiveness.

The effectiveness of this Second Amendment is subject to satisfaction of each of the following conditions on or before the date hereof:
A.       Representations and Warranties.

Each of the representations and warranties under Section 2.A hereof are true and correct on the date hereof.
B.       Execution by Banks, Agent and Loan Parties.

This Second Amendment shall have been executed by all of the Banks, the Agent and the Loan Parties and delivered to the Agent on or before the date hereof.

C.       Execution of Revolving Credit Notes.

     The Borrower shall have executed and delivered to the Agent, for the benefit of each Increasing Bank, a Revolving Credit Note in favor of such Increasing Bank evidencing the total amount of Revolving Credit Commitment of such Bank after giving effect hereto.
D.       Secretary's Certificate.

     There shall have been delivered to the Agent for the Benefit of each Bank a certificate dated as of the date hereof and signed by the Secretary or an Assistant Secretary of each of the Loan Parties certifying as appropriate to:
(a) all corporate action taken by each Loan Party in connection with this Amendment No. 3 together with a copy of the resolutions of each Loan Party evidencing same; (b) the names of the officer or officers authorized to sign this Second Amendment and the true signatures of such officer or officers and specifying the officers authorized to act on behalf of each Loan Party for purposes of this Second Amendment and the true signatures of such officers, on which the Agent and each Bank may conclusively rely; and (c) a certificate from the Secretary or Assistant Secretary stating that each Loan Party's organizational documents, including its certificate or articles of incorporation, bylaws, certificate of limited partnership, partnership agreement, certificate of formation, and limited liability company agreement have not changed since the Closing Date and are in effect on the date hereof as on the Closing Date together with certificates of the appropriate state officials as to the continued existence and good standing of each Loan Party in each state where organized or qualified to do business

E.       Opinion of Counsel.

     The Loan Parties shall have delivered an opinion of their counsel confirming the warranties in Section 2 hereof.
F.       Amendment of Intercreditor Agreement.

     The Intercreditor Agreement shall have been amended in form and substance satisfactory to the Agent permitting the increase in the maximum amount of the Loans to an amount not less than $160,000,000 and such amendment shall have been executed and delivered to the Agent by all parties to the Intercreditor Agreement.

G.       Repayment of Loans.

     The Borrower shall repay all of the Loans, subject to the Borrower's obligation under Section 4.6.2 [Indemnity] of the Credit Agreement, on the date hereof. The Borrower shall re-borrow the same amount of Loans on such date without the necessity of a Loan Request or without other notice to the Agent or the Banks. The Banks shall (i) participate in the new Loans, (ii) make Participation Advances for Letters of Credit, and (iii) make Revolving Credit Loans to repay Swing Loans on and after the date hereof ratably according to their Revolving Credit Commitments as modified on the date hereof.

H.       Amendment Fees.

The Borrower shall pay to the Agent for the ratable benefit of each Increasing Bank on the date hereof a fee in the amount of 0.25% times the difference between the Revolving credit Commitment of such Increasing Bank on the date hereof after giving effect to the increase in commitments provided for herein and its Revolving Credit Commitment immediately prior to the date hereof (without giving effect hereto).
4.       References to Credit Agreement, Loan Documents.

     Any reference to the Credit Agreement or other Loan Documents in any document, instrument, or agreement shall hereafter mean and include the Credit Agreement or such Loan Document, including such schedules and exhibits, as amended hereby. In the event of irreconcilable inconsistency between the terms or provisions hereof and the terms or provisions of the Credit Agreement or such Loan Document, including such schedules and exhibits, the terms and provisions hereof shall control.
5.       Force and Effect.

     Each of the Loan Parties reconfirms, restates, and ratifies the Credit Agreement and all other Loan Documents executed in connection therewith except to the extent any such documents are expressly modified by this Second Amendment and each of the Loan Parties confirms that all such documents have remained in full force and effect since the date of their execution.

6.       Governing Law.

     This Second Amendment shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.

7.       Counterparts; Effective Date.

     This Second Amendment may be signed in any number of counterparts each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Second Amendment shall become effective when it has been executed by the Agent, the Loan Parties and all of the Banks and each of the other conditions set forth in Section 3 of this Second Amendment has been satisfied.
                                            [SIGNATURE PAGES TO FOLLOW]

                   [SIGNATURE PAGE 1 OF 5 TO SECOND AMENDMENT]



     IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Second Amendment as of the day and year above written.
BORROWER:

STEEL TECHNOLOGIES INC.



By:
Title:


By:
Title:



GUARANTORS:

STEEL TECHNOLOGIES CORP.



By:
Title:


By:
Title:



CUSTOM STEEL PROCESSING CORP.



By:
Title:


By:
Title:

                   [SIGNATURE PAGE 2 OF 5 TO SECOND AMENDMENT]



WABASH STEEL CORPORATION



By:
Name:
Title:


By:
Name:
Title:



STEEL TECHNOLOGIES, L.P.



By:
Name:
Title:


By:
Name:
Title:



STEEL TECHNOLOGIES, LLC,
a South Carolina limited liability company



By:
Name:
Title:


By:
Name:
Title:

                   [SIGNATURE PAGE 3 OF 5 TO SECOND AMENDMENT]



STEEL TECHNOLOGIES, LLC,
an Ohio limited liability company



By:
Name:
Title:


By:
Name:
Title:



CUSTOM STEEL, INC.



By:
Name:
Title:


By:
Name:
Title:

                   [SIGNATURE PAGE 4 OF 5 TO SECOND AMENDMENT]



PNC BANK, NATIONAL ASSOCIATION, individually and as
Agent



By:
Name:
Title:


SUNTRUST BANK,
individually and as Syndication Agent



By:
Name:
Title:



NATIONAL CITY BANK OF KENTUCKY



By:
Name:
Title:


BANK ONE, KENTUCKY, N.A., individually and as
Documentation Agent



By:
Name:
Title:

                   [SIGNATURE PAGE 5 OF 5 TO SECOND AMENDMENT]



FIRSTAR BANK, N.A.

By:
Name:
Title:

                                 SCHEDULE 1.1(B)

                 COMMITMENTS OF BANKS AND ADDRESSES FOR NOTICES

                                   Page 1 of 2

Part 1 - Revolving  Credit  Commitments  of Banks and  Addresses  for Notices to
Banks

                                            Amount of
                                         Commitment for
                 Bank                   Revolving Credit
                                              Loans            Ratable Share
Name:  PNC Bank, National Association
Address:  One PNC Plaza, 249 Fifth
Avenue, Pittsburgh, PA 15222
Attention:  Louis McLinden
Telephone:     (412)-762-8830
Telecopy:      (412)-705-3231           $ ________________      ____%

Name:  Bank One, Kentucky, N.A.
Address:  416 West Jefferson Street,
Louisville, KY 40202
Attention:  Thelma Ferguson
Telephone:     (502)-566-2821
Telecopy:      (502)-566-8339           $                       ____%
                                        _________________

Name:  SunTrust Bank
Address:  201 Fourth Avenue North,
3rd floor, Nashville, TN 37219
Attention:  Scott Corley
Telephone:     (615)-748-5715
Telecopy:      (615)-748-5269           $                       ____%
                                        _________________

Name: National City Bank of Kentucky
Address: 101 South Fifth Street,
Louisville, KY 40202
Attention:  Deroy Scott
Telephone:     (502)-581-7821
Telecopy:      (502)-581-4224           $                       ____%
                                        __________________

Name:  Firstar Bank, N.A.
Address:  One Financial Square,
Louisville, KY 40202-3322
Attention:  Toby Rau
Telephone:     (502)-562-6648
Telecopy:      (502)-562-6460           $ ________________      ____%

         Total                          $________________   100.000%

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

                                 EXHIBIT 10.6(a)

                         JOINT VENTURE AGREEMENT BETWEEN
                 MITSUI & CO., LTD., MITSUI & CO. (U.S.A.), INC.
                     MITSUI STEEL DEVELOPMENT CO., INC., AND
                             STEEL TECHNOLOGIES INC.


     THIS JOINT VENTURE AGREEMENT (the "Agreement") made and entered into as of this 30th 7day of March, 1987, by and between:

I. STEEL TECHNOLOGIES INC., a company duly organized and existing under the laws of Kentucky, the United States of America, having its principal office at Louisville, Kentucky, United States of America (hereinafter referred to as "STEEL TECH"); and

II. MITSUI & CO., LTD., a corporation duly organized and existing under the laws of Japan, having its principal office at Tokyo, Japan, (hereinafter referred to as "MITSUI JAPAN"); and

III. MITSUI & CO. (U.S.A.), INC., a company duly organized and existing under the laws of New York, the United States of America, having its principal office at New York, New York, United States of America (hereinafter referred to as "MITSUI U.S.A."); and

IV. MITSUI STEEL DEVELOPMENT CO., INC., a company duly organized and existing under the laws of Delaware, the United States of America, having its principal office at New York, New York, the United States of America, (hereinafter referred to as "MITSUI DEVELOPMENT"); (the parties described in II, III and IV collectively referred to as "MITSUI");


                              W I T N E S S E T H:

1. WHEREAS, STEEL TECH is a processor of steel, having established operations which are engaged in the processing of raw steel; and

2. WHEREAS, STEEL TECH is interested in cooperating with MITSUI through formation of a jointly owned corporation and in making available its technology, know-how and ser-vices to the said corporation (hereinafter referred to as "COMPANY:") concerning the establishment of high volume steel slitting service centers to service Japanese and domestic auto and appliance part manufacturers and other applications, which are or may be established in the United States of America; and

3. WHEREAS, STEEL TECH and MITSUI, desire that the COMPANY will engage in the business of owning and operating one or more high volume steel slitting service centers upon the terms and conditions set forth in this Agreement.

NOW, THEREFORE, in consideration of the premises and the mutual covenants herein
contained,   STEEL  TECH  and  MITSUI   agree  as   follows:


                        DEFINITIONS AND INTERPRETATIONS

ARTICLE 1

The following terms shall have the meaning set forth respectively wherever the same appear in this Agree-ment, unless the context otherwise requires.

A. "EXHIBIT" means a document attached to this Agreement at the time of the approval and execution of this Agreement by all of the PARTIES.
B. "ARTICLES OF INCORPORATION" means the Arti-cles of Incorporation of the COMPANY attached hereto as EXHIBIT A.
C.   "BYLAWS" means the Bylaws of the COMPANY attached hereto as EXHIBIT B.
D. "COMPANY" means the entity to be established in accordance with Article 3 hereof.
E. "EFFECTIVE DATE" means the date to be determined pursuant to Article 34 hereof.
F. "GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" means accounting principles generally accepted by account-ants in the United States of America, consistently applied.
G. "LAWS OF DELAWARE" means all applicable legislation, including executive and administrative regula-tions and policies of the State of Delaware.
H. "MITSUI PARTY" means any of [i] MITSUI JAPAN, [ii] MITSUI U.S.A. or [iii] MITSUI DEVELOPMENT.

I.   "MITSUI  SHAREHOLDER"  means any  MITSUI  PARTY,  as a  shareholder  of the
     COMPANY.
J.   "STEEL TECH SHAREHOLDER" means STEEL TECH, as a shareholder of the COMPANY.
K.   "SHAREHOLDERS"   means  the  STEEL   TECH   SHAREHOLDER   and  the   MITSUI
     SHAREHOLDERS.

L.  "{HAREHOLDER" means any of the SHAREHOLDERS.
M. "SHAREHOLDERS' MEETING" means a meeting of the SHAREHOLDERS in their capacity as SHAREHOLDERS in the COMPANY pursuant to the ARTICLES OF INCORPORATION and BYLAWS of the COMPANY.

N.   "SHARES" means shares in the capital of the COMPANY.
O.   "PARTIES" means STEEL TECH and the MITSUI PARTIES.
P.   "PARTY" means any of the PARTIES.
Q. "PROJECT FACILITIES" means a facility ini-tially comprising [a] a plant located at or near Mur-freesboro, Tennessee for a high volume steel slitting operation for automotive, appliance and other applications; and [b] all related facilities and utilities, which may be changed from time to time by unanimous agreement of the SHAREHOLDERS at a SHAREHOLDERS' MEETING.
R. "AGREED UPON PRODUCTS" are flat rolled steel in varying widths and gauges and types.
S. "AGREED UPON SERVICES" are storage and slitting of flat rolled steel products.
T. "TOTAL FUNDS" means the total funds required to complete construction of the PROJECT FACILITIES, together with initial working capital for the COMPANY as described in Articles 4.1.1 through 4.2.1 of this Agreement, the total of which is US $4,866,000 (Four Million Eight Hundred Sixty-six Thousand United States Dollars).
U. "AFFILIATE" means an entity in which any PARTY holds a majority ownership interest, or which holds a majority ownership interest in any PARTY, or which is controlled by or controls any PARTY, or a subsidiary of such an entity.


                              SCOPE OF THE COMPANY

ARTICLE 1

2.1. Without prejudice to the objects of the COMPANY as described in the ARTICLES OF INCORPORATION, the limited scope of the COMPANY is to construct, own and operate the PROJECT FACILITIES and to carry on the business of owning and operating high volume steel slitting service centers in the United States of America for automotive, appliance and other applications as the PARTIES may agree.
2.2. The extent of the PROJECT FACILITIES as described above may be changed from time to time by unani-mous agreement of the PARTIES prior to formation of the COMPANY, or by a resolution adopted by unanimous vote at a SHAREHOLDERS' MEETING after formation of the COMPANY, but always subject to the LAWS OF DELAWARE.

2.3. Upon approval by the SHAREHOLDERS, the COMPANY may enter into an agreement for the acquisition of land for the location of the PROJECT FACILITIES and may enter into agreements for the construction of PROJECT FACILITIES.

                     ESTABLISHMENT OF JOINT VENTURE COMPANY

ARTICLE 2

3.1. The SHAREHOLDERS will incorporate a joint venture corporation under the LAWS OF DELAWARE, United States of America, in accordance with this Agreement.
3.1.1The COMPANY shall bear the name of Mi-Tech Steel, Inc. or such other name as shall be agreed to by the PARTIES and approved by the appropriate authorities.
3.1.2. Unless otherwise agreed, the COMPANY shall have its principal place of business at or near Murfreesboro, Tennessee and registered office at the Corporation Trust Center, 1209 Orange Street, Wilmington, New Castle
     County, Delaware 19801, United States of America, and may establish branches and/or representative offices and/or service centers in other places inside the United States of America as may be decided from time to time by the Board of Directors with the prior approval of the SHAREHOLDERS.

3.2. Purposes and objects.
3.2.1. The object for which the COMPANY is established is to engage in the business of owning and operating high volume steel slitting service centers in the United States of America (the "Project").
3.2.2. In order to attain the above-men-tioned object, the COMPANY shall carry on its business in the field of: a. Production: To produce the AGREED UPON PRODUCTS under the trademarks or licenses of the COMPANY. b. Services: To engage in the AGREED UPON SERVICES. c. Trade: Subject to the laws of the United States of America, to engage in distributional and trading activities inside the United States of America related to the AGREED UPON PRODUCTS and AGREED UPON SERVICES, as well as purchase and import of goods related to the AGREED UPON PRODUCTS and AGREED UPON SERVICES, among others, raw materials, auxiliary materials and manufacturing and processing equipment.
3.3. The ARTICLES OF INCORPORATION shall be in a form substantially as set forth in EXHIBIT A, subject to the LAWS OF DELAWARE. The COMPANY shall qualify to transact business in those states wherein it has offices.
3.4. The BYLAWS shall be in a form substantially as set forth in EXHIBIT B, subject to the LAWS OF DELAWARE.
3.5. The capital of the COMPANY shall consist of 1000 (One Thousand) SHARES of common stock as provided in Article 4. All SHARES shall carry the same rights as to entitlement to profit distribution and to distribution of capital and surplus upon winding up of the COMPANY in proportion to the current shareholdings.
3.6. The Management of the COMPANY shall be determined pursuant to Articles 9 and 17 hereof and the BYLAWS.
3.7. The COMPANY shall be established for a period of perpetual duration commencing from the date the COMPANY has become a legal entity.


                                    FINANCING

ARTICLE 3

4.1. The Capital Investment and Cost of Compon-ents. 4.1.1. The TOTAL FUNDS are agreed to consist of the following budgeted line items:
        Plant and Equipment                                     US $ 3,446,000
        Land                                                           270,000
        Start Up                                                       200,000
        Working Capital                                                950,000
                                                                 US $4,866,000

4.1.2. The TOTAL FUNDS will be covered by share capital and by loans as provided in this Article 4.
4.1.3. The PARTIES agree to finance the share capital as follows:
4.1.3.1. The authorized share capital of the COMPANY shall be the equivalent of US$4,000,000 (Four Million United States Dollars) divided into two classes of capital stock consisting of: [i] 500 (Five Hundred) SHARES of Class A common stock of US$4,000.00 (Four Thousand United States Dollars) par value each; and [ii] 500 (Five Hundred) SHARES of Class B common stock of

     US$4,000.00 (Four Thousand United States Dollars) par value each.
4.1.3.2. The aforesaid authorized share capital shall be subscribed by and issued to: a. MITSUI DEVELOPMENT: Fifty percent (50%) consisting of 500 (Five Hundred) SHARES of Class A common stock at US$4,000.00 (Four Thousand United States Dollars) par value per share in cash; b. STEEL TECH: Fifty percent (50%) consisting of 500 (Five Hundred) SHARES of Class B common stock at US$4,000.00 (Four Thousand United States Dollars) par value per share in cash.
4.2. MITSUI JAPAN or MITSUI U.S.A. guarantee the performance of MITSUI DEVELOPMENT hereunder and will provide any loan guarantees required of MITSUI DEVELOPMENT by Article 4.3 of this Agreement.
4.3. The loan capital, including funds for equipment purchases and initial working capital, and other needs of the Project shall be obtained from banks or other lenders and on terms mutually acceptable to the PARTIES. All such loans to the COMPANY shall be guaranteed (if required by the lender) by each PARTY in proportion to its initial ownership in the COMPANY. Provided, however, in no event shall the aggregate amount of any guaranty or guaranties of the COMPANY'S debt exceed US$1,500,000 (One Million Five Hundred Thousand United States Dollars) for either STEEL TECH or MITSUI.

4.4. Subject to Section 4.3 hereof, the SHARE-HOLDERS agree that they shall assist the COMPANY to secure any additional funds as the COMPANY may from time to time require in addition to that required for TOTAL FUNDS re-ferred to in Article 4.1 above. Such financing requirement of the COMPANY and the form such financing is to take shall be discussed with and reported to the PARTIES in advance of each fiscal year by the Board of Directors and on such other occasions as the Board of Directors may deem necessary.

                          SHARES AND SHARE CERTIFICATES

                                   ARTICLE 5

5.1. The SHARES of the COMPANY shall be regis-tered shares.
5.2. At the request of any shareholder a "collective certificate" may be issued which shall give evidence of ownership of two or more SHARES owned by the said SHAREHOLDER in the COMPANY.

5.3. Duplicates of certificates may be issued in lieu of damaged or lost certificates in accordance with the procedures set forth in the BYLAWS.
5.4. A register of all SHAREHOLDERS shall be kept at the principal office of the COMPANY in which shall be recorded the full names and addresses of the SHAREHOLDERS.
5.5. The share register shall constitute the conclusive evidence regarding the ownership of all SHARES.
5.6. If any PARTY wishes to sell or otherwise transfer all or any part of its SHARES in the COMPANY pursuant to a bona fide arms length offer made by a person or entity who is not a SHAREHOLDER or a permitted transferee under
     Article 5.13, the intending transferor shall first offer all such SHARES to the COMPANY by written notice, at the price and upon all other terms and conditions offered by the non-SHAREHOLDER, and the COMPANY may elect to purchase all and not part only of the offered SHARES within a period of sixty (60) days after the receipt of the said notice.
5.7. If the COMPANY does not exercise its right to purchase all of such SHARES within the 60 (sixty) day period specified in Article 5.6 hereof, subject to the provisions of Article 5.10, the other PARTY may elect to purchase all and not part only of the offered SHARES at the price and upon all other terms and conditions offered by the non-SHAREHOLDER within an additional 60 (sixty) day period commencing the day after the expiration of the initial 60 (sixty) day period specified in Article 5.6 hereof.

5.8. In the event that neither the COMPANY nor the other PARTY is willing or able to purchase all of the offered shares pursuant to Articles 5.6 and 5.7 of this Agreement, the COMPANY and the other PARTY may each purchase some of the offered SHARES in whatever proportion they desire, provided that all offered SHARES are purchased within the time periods provided by Articles
     5.6 and 5.7.
5.9. In the event that the COMPANY or the other PARTY, or the COMPANY and the other PARTY, do not exercise their right to purchase the offered SHARES within the time periods and on the terms specified in Articles 5.6, 5.7 and
     5.8 hereof, subject to the provisions in Article 5.10, the intending transferor is free to sell all SHARES covered by the said notice to the offering non-SHAREHOLDER, provided that:

5.9.1. The number of SHARES to be sold equals the number of SHARES offered under
     Article 5.6 hereof;
5.9.2. The other terms and conditions of the offer are no more favorable to the transferee than those offered under Article 5.6 hereof; and
5.9.3. The transferee agrees in writing to execute and be governed by the terms and provisions of this Agreement.
     If the SHARES to be sold are not transferred to such offering non-SHAREHOLDER within 90 (ninety) days following expiration or termination of the 60 (sixty) day first refusal period designated in Article 5.7 hereof, then the intending transferor must again e procedure in Articles
     5.6 and 5.7 hereof if it still wishes to sell its SHARES.follow the procedure in Articles 5.6 and 5.7 hereof if it still wishes to sell its SHARES.
5.10.None of the PARTIES shall pledge, encumber or otherwise use as collateral or for any other purpose the SHARES of the COMPANY unless consent to such pledge, hypo-thecation or other such application has been received in writing from the other PARTY.
5.11.The COMPANY shall place a legend on the certificates representing all SHARES of the COMPANY con-taining a reference to the substantive terms of this Article 5 so as to give notice thereof to any purchaser.
5.12.If any of the PARTIES should cease to hold any SHARES in the COMPANY, it shall thereupon cease to be a PARTY for the purposes hereof without prejudice to any liabilities of such PARTY to the COMPANY and the other SHAREHOLDERS existing at that time, which liabilities shall survive until fully satisfied.
5.13.Notwithstanding the provisions of this Article 5, the PARTIES are free to transfer SHARES as follows:

5.13.1. STEEL TECH may transfer its SHARES to a wholly owned subsidiary which is carrying on the business of STEEL TECH or to a company which wholly owns STEEL TECH;
5.13.2. The SHARES owned by MITSUI DEVELOP-MENT may be transfered among the MITSUI PARTIES or to a wholly owned subsidiary of one of the MITSUI PARTIES or to a company which wholly owns the MITSUI PARTIES.
5.14.Unless  the  SHAREHOLDERS'   MEETING  unanimous-ly  decides  otherwise  for
     special cases, the transfer of SHARES may only be affected in accordance with the pro-visions of this Article 5.

5.15.Each SHAREHOLDER shall have the preemptive right to subscribe to any additional SHARES issued by the COMPANY in proportion to the SHAREHOLDER'S ownership in the number of SHARES issued and outstanding immediately prior to the issuance of the additional SHARES.

                             SHAREHOLDERS' MEETINGS
                                    ARTICLE 6

6.1. The annual SHAREHOLDERS' MEETING shall be held once a year not later than the month of May, unless otherwise agreed by SHAREHOLDERS, beginning in the year 1987.
6.1.1. At the said annual SHAREHOLDERS'
MEETING:
a. The Board of Directors shall report on the affairs of the COMPANY and the results achieved in the preceding financial year especially on its management;
b. The balance sheet and profit and loss account of the preceding fiscal year shall be presented for consideration and approval;
c.   A new Board of  Directors  shall be  nominated  and  elected pursuant to Article 9.2 hereof;
d. Policies for the coming fiscal year shall be determined and the supervision of their imple-mentation shall be entrusted to the Board of Directors; and
e.   Matters presented by the Board of Directors and SHAREHOLDERS shall be discussed.

6.1.2. The proposals of the SHAREHOLDERS may only be included in the agenda of a meeting if a request in writing is made to the Board of Directors by a SHAREHOLDER and if the proposal concerned is received at such time so as to give the Board of Directors sufficient time to announce the same to the SHAREHOLDERS, with due observance of the time required for calling a SHAREHOLDERS' MEETING.

6.2. An extraordinary SHAREHOLDERS' MEETING shall be convened whenever deemed necessary by the Board of Directors.

6.2.1. The Board of Directors shall also call and convene an extraordinary SHAREHOLDERS' MEETING at the request in writing of one (1) or more
     SHAREHOLDERS, in which request the business to be transacted shall be speci-fied.

6.2.2. If the Board of Directors  fails to convene the said  meeting  within one
     (1) month after receipt of the request, the requesting SHAREHOLDER(s) may call the meeting at the expense of the COMPANY, with due observance of the provisions of the ARTICLES OF INCORPORATION, BYLAWS and this Agreement.
6.3. All SHAREHOLDERS' MEETINGS shall be held at the principal office of the COMPANY or at any place within or without the United States of America designated by the Board of Directors.
6.3.1. The notice calling a SHAREHOLDERS' MEETING shall be given in writing, confirmed by cable or telex sent to the SHAREHOLDERS according to their last recorded addresses in the share register, at least 20 (twenty) days prior to the meeting (not including the date of the meeting), and if in the opinion of the Board of Directors, there are matters which must be settled without delay, this period may be reduced to 10 (ten) days.
6.3.2. Such notice shall specify the day, date, hour and place of the meeting and, in brief, the business to be transacted.
6.3.3. If all SHAREHOLDERS are present or represented by proxy at the meeting, the prior notice as stipulated above shall not be required and at such meeting binding resolutions may be adopted on any business trans-acted, provided that such resolution(s) are not in contravention with the provisions of this Agreement, the ARTICLES OF INCORPORATION, or BYLAWS, and such meeting may be convened at any place so designated by the Board of Directors.reement, the ARTICLES OF INCORPORATION, or BYLAWS, and such meeting may be convened at any place so designated by the Board of Directors.
                      CHAIRMAN OF THE SHAREHOLDERS' MEETING
                                    ARTICLE 7

7.1. Unless otherwise stipulated in this Agree-ment, all SHAREHOLDERS' MEETINGS shall be chaired by the President. In case of disability of the President to chair the meeting for whatever reason, the meeting shall be chaired by another member of the Board of Directors, and if none of the Directors are present, the meeting shall be chaired by a person elected by the SHAREHOLDERS from among those present.


7.2. Minutes shall be taken of the business transacted at such meeting. Such minutes shall be rendered in the English language and shall be signed by the chairman of the meeting and by one (1) of the SHAREHOLDERS present at the meeting and the executed minutes shall be kept by the COMPANY, and the contents thereof shall be concrete evidence to all the SHAREHOLDERS of actions taken by the SHARE-HOLDERS.

                   SHAREHOLDERS' VOTING RIGHTS AND RESOLUTIONS
                                    ARTICLE 8
8.1. Unless otherwise stipulated in this Agree-ment, all resolutions of the SHAREHOLDERS' MEETING shall be adopted by a three-fourths (3/4ths) majority vote of all outstanding SHARES regardless of class.
8.2. At the SHAREHOLDERS'  MEETING,  each share shall have the right to cast one
     (1) vote.
8.3. A shareholder may be represented at the SHAREHOLDERS' MEETING only by another SHAREHOLDER or by another person appointed by a proxy in writing or by tele-gram or by telex.
8.4. The Secretary of the COMPANY shall have the right to request that all proxies be produced to him during the meeting.
8.5. Unless otherwise decided by the SHARE-HOLDERS' MEETING, voting regarding the election of persons to any office shall be effected by ballots and regarding other matters the voting shall be done verbally.
8.6. A quorum of the SHAREHOLDERS' MEETING shall exist if more than three-quarters (3/4ths) of the number of the subscribed shares of all classes of the COMPANY are present or represented by proxy at the said meeting.
8.7. The SHAREHOLDERS may also adopt valid resolutions outside the meeting provided all SHAREHOLDERS have approved in writing the resolution(s) to be adopted. Such resolution(s) shall be recorded in the minutes as if they were adopted at a meeting of the SHAREHOLDERS.
8.8. The following decisions or actions of the COMPANY shall require the approval of the SHAREHOLDERS, by vote as provided in Article 8 hereof: a. An expansion or other change in the scope of the COMPANY'S objectives. b. Amendment or any alteration of ARTICLES OF INCORPORATION or BYLAWS. c. Any merger, consolidation, dis-solution or other important change in the organization or legal status of the COMPANY or disposition of any substantial part of the assets or termination of business of the COMPANY.
     d. Subject to Article 9.2, the ap-pointment, election and suspension from office of any member of the Board of Directors. e. Any agreement between the COMPANY and any of the PARTIES, SHAREHOLDERS or their respective

     AFFILIATES or any entity in which any PARTY or SHAREHOLDER has an ownership interest or with whom any PARTY or SHAREHOLDER has common management personnel. f. Any other matter as to which the vote of the SHAREHOLDERS is required by applicable laws.

                               BOARD OF DIRECTORS
                                    ARTICLE 9
9.1. The COMPANY  shall be managed by a Board of  Directors,  consisting of four
     (4) persons.
9.2. Each member of the Board of Directors shall be nominated and elected by the SHAREHOLDERS' MEETING for a term of one (1) year, or until his successor is duly elected and qualified, as follows:
9.2.1. Two (2) directors shall be nominated and elected by a majority vote of the SHARES of Class A common stock. 9.2.2. Two (2) directors shall be nominated and elected by a majority vote of the SHARES of Class B common stock.
9.3. After the expiration of their respective term of office, the members of the Board of Directors shall be eligible for reelection for the same term. Any vacancy on the Board of Directors shall be filled by the SHARE-HOLDERS of the particular class of common stock having previously elected the director to the director position then vacant.
9.4. The Board of Directors shall meet so often as may be necessary for and shall undertake the proper conduct and management of the COMPANY in accordance with the BYLAWS.
9.5. A majority of the Board of Directors shall constitute a quorum for the transaction of business at any meeting of the Board of Directors.
9.6. The act of the majority of the. members of the Board of Directors shall be the act of the Board of Directors.
9.7. The Board of Directors shall approve all purchases and sales of property, plant and equipment by the COMPANY (including any related purchases in the aggregate) which exceeds US$25,000 (Twenty-Five Thousand United States Dollars); provided, however, the purchase of raw materials and the tolling and sales of steel sheet and coils, shall not require Board of Director's approval to the extent same is conducted in the ordinary course of business.
9.8. The following decisions or actions of the COMPANY shall require the approval of the Board of Direc-tors, by vote as provided in Article 10 hereof:

9.8.1. Approval of the final PROJECT speci-fications, final cost estimates and construction schedule for the PROJECT FACILITIES and any production unit forming part thereof, and the final financing plan for the construction of the PROJECT FACILITIES.
9.8.2. Approval of the Annual Report includ-ing balance sheet, profit and loss account, and other financial statements.

9.8.3. Determination of policies as to the application or distribution of profits.
9.8.4. Any other matter as to which the vote of the Board of Directors is required by applicable laws.

                       MEETINGS OF THE BOARD OF DIRECTORS
                                   ARTICLE 10

10.1.A meeting of the Board of Directors shall be convened at any time the business of the COMPANY requires or at the request of one (1) of the DIRECTORS.
10.2.The notice calling the meeting of the Board of Directors shall be given in writing at least 20 (twenty) days before such meeting: provided, however, in urgent matters and if all directors have agreed in writing, notice may be given a minimum of 3 (three) days before such meet-ing. In the event that all members of the Board of Direc-tors are present at a meeting, prior notice of meeting shall not be required.
10.3.The President will call the meeting of the Board of Directors to order, and will be the Chairman of such meeting. In the case of disability of the President to call the meeting to order or to act as Chairman, one of the other Directors may call the meeting to order and may act as Chairman.
10.4.A meeting of the members of the Board of Directors is only lawful if any three (3) of the four (4) members are present in person or by means of telephonic communication whereby each person present shall be able to hear and be heard by all other persons present.son or by means of telephonic communication whereby each person present shall be able to hear and be heard by all other persons present.
10.5.At the  meeting of the Board of  Directors  each member is entitled to cast one (1) vote.
10.6.All resolutions at the meeting of the Board of Directors shall be adopted by vote of a majority of the entire Board of Directors, whether or not the entire Board of Directors is present at the meeting. In case of an equality of votes, the proposal is deemed rejected and shall be submitted to a SHAREHOLDERS' MEETING for a decision.

10.7.The  Board  of  Directors  may  also  adopt  binding   resolutions  without
     convening a meeting of the Board of Directors, if all members have indicated in writing their respective approval of the resolution(s) to be adopted.
10.8.Minutes shall be taken of the business transacted at the meeting of the Board of Directors. Such minutes shall be rendered in the English language and shall be signed by the Chairman and members of the Board of Directors present at the meeting and kept by the COMPANY.

                              MANAGEMENT COMMITTEE
                                   ARTICLE 11
11.1.The Management  Committee shall consist of the President of the COMPANY and the Executive Vice Presi-dent of the COMPANY.
11.2.The Management  Committee shall meet so often as may be necessary and shall decide all matters concerning the management and operation of the COMPANY delegated to the Management Committee in the BYLAWS or otherwise by the Board of Directors.
11.3.Except as provided in the following  sen-tence,  the  Management  Committee shall approve all purchases and sales of property, plant and equipment by the COMPANY (including any related purchases in the aggregate) which exceed US$5,000 (Five Thousand United States Dollars), subject to Article 9.7 hereof. The Management Committee shall review all actions and inactions of the President, including all purchases of raw materials and tolling and sales of steel sheet and coils.
11.4.The Management  Committee  shall act through the unanimous  decision of its members.
11.5.The  Management   Committee   shall  not  be  construed  to  constitute  an
     "Executive Committee" under the LAWS OF DELAWARE.

                                    OFFICERS
                                   ARTICLE 12

12.1.The officers of the COMPANY  shall consist of a President,  Executive  Vice
     President, Secretary and Treasurer.
12.1.1. The President and Treasurer shall be members of the Board of Directors which members were nomi-nated and elected by the Class B common stock.
12.1.2. The Executive Vice President and Secretary shall be members of the Board of Directors which members
were nominated and elected by the Class A common stock.
12.1.3. The officers shall be appointed by the Board of Directors and shall have those respective duties set forth in the BYLAWS and shall be subject to the policy direction of the Board of Directors.

                                 GENERAL MANAGER
                                   ARTICLE 13

     The COMPANY shall employ a General Manager of PROJECT FACILITIES, upon the recommendation of STEEL TECH, who shall have the day to day responsibility for the operation of the PROJECT FACILITIES, subject to the direction of the Manage-ment Committee described in Article 11.


                    BALANCE SHEET AND PROFIT AND LOSS ACCOUNT
                                   ARTICLE 14

14.1.The fiscal year of the COMPANY  shall be the first day of October up to and including the thirtieth (30th) day of September of every year. The books of the COMPANY shall be closed at the end of the month of September of every year.
14.2.From the books that have been  closed,  the Board of  Directors  shall have prepared the balance sheet and profit and loss account together with other annual reports of conduct of business which shall be opened to the inspect-tion of SHAREHOLDERS at the offices of the COMPANY not later than ninety (90) days before the annual SHAREHOLDERS' MEETING described hereafter.
14.3.The said balance sheet and profit and loss account shall be executed by the President or by another individual delegated by him, after having been audited by an independent certified public accountant appointed by the Board of Directors for the purpose of examining and auditing the accounts of the COMPANY, who will give a statement to the effect that it has audited the balance sheet and profit and loss account and same has been prepared in accordance with GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP").
14.4.The balance sheet and profit and loss account shall be submitted by the Board of Directors to the SHAREHOLDERS' MEETING for the approval of the SHAREHOLDERS.
14.5.The Board of Directors shall have prepared in accordance with GAAP consistently applied a quarterly unaudited balance sheet and profit and loss statement which shall be submitted to the Board of Directors for review each calendar quarter.


                              PROFITS AND DIVIDENDS
                                   ARTICLE 15

     The Board of Directors may declare dividends out of surplus, as defined in and computed in accordance with SS 154 and 244 of the General Corporation Law of Delaware, or if none, out of net profits earned by the COMPANY during the fiscal year in which a dividend is declared and/or the preceding fiscal year; provided, any such declaration and the amount thereof shall be ratified by the SHAREHOLDERS. The PARTIES acknowledge and agree that no dividend shall be paid until such time as the profits generated from the operations of the COMPANY are sufficient to adequately provide for expenses, debt service and cash flow requirements.


                   PRINCIPLES OF OPERATION AND BASIC POLICIES
                                   ARTICLE 16

16.1.Nothing in this  Agreement  shall be deemed to  prohibit  Steel Tech or any
     Mitsui Party from conducting the businesses presently operated by Steel Tech and any Mitsui Party.
16.2.The  COMPANY  will  function  as  an   independent   business   enterprise,
     maintaining arms-length relationships with the PARTIES, SHAREHOLDERS and their AFFILIATES or any entity in which any PARTY or SHAREHOLDER has an ownership interest or with whom any PARTY or SHAREHOLDER has common management personnel.
16.3.The  COMPANY  will  be  managed  and  operated  on a  sound  and  efficient commercial  basis  in  accordance  with the laws of the  United  States  of
     America.
16.4.The  books  and  records,  including  but  not  limited  to all  purchases, processing and sales orders, and invoices, of the COMPANY shall be complete and accurate in order that financial statements can be prepared in accor-dance with GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. Such records and supporting documents shall be available for inspection by the PARTIES at all reasonable times.
16.5.The books and  records of the  COMPANY  shall be audited at the end of each financial year during the term of this Agreement by the COMPANY'S independent certified public accountant referred to in Article 14.3 above. Such firm shall provide the PARTIES with the financial report in the English language in accordance with GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. Copies of the audit shall be pro-vided to the PARTIES at the COMPANY'S expense. Such audits shall be final and binding upon the PARTIES as to the revenue, cost, fees, expenses, losses and profits of the COMPANY absent manifest error and fraud.

16.6.The COMPANY will maintain or cause to be maintained,  at its own cost, with financially sound and reputable insurers, such insurance with respect to its properties, assets and business, against loss or damage of the kinds customarily insured against by corporations of established reputation engaged in the same or a similar business and similarly situated, of such types and in amounts as are customarily carried under similar circum-stances by such other corporations in amounts determined by the Management Committee, but in no event less than: [i] insurance on its properties and assets against loss or damage by fire, lightning, hail, windstorm, riot, riot attending a strike, civil commotion, explosion, aircraft, vehicle and smoke, and such other risks, if any, as from time to time may be included in "Broad Form" policies, in amounts sufficient to prevent the COMPANY from becoming a co-insurer of any partial loss under the applicable poli-cies; [ii] insurance against flood, if properties insured by the COMPANY are located in a flood zone, and against hurri-cane in amounts identical to [i) above if, in each case, such insurance is available; [iii] comprehensive public liability insurance against claims for bodily injury or death of persons and damage to or destruction of property; [iv] workers' compensation insurance to the extent and in such amounts as are customarily carried (or maintained) by corporations of established reputation operating similar properties in comparable locations, but in any event not less than required by all applicable legal requirements; [v] product liability insurance against claims for bodily injury or death of persons and damages to or destruction of property; and [vi] business interruption insurance for lost profits caused by damage to or destruction of the COMPANY'S business premises. Except as otherwise agreed by the SHAREHOLDERS, the Parties shall be named as "additional insureds" on all insurance required by this Article 16.6.

                 CONSULTATION AND MANAGEMENT SERVICES AGREEMENT
                                   ARTICLE 17

Under the terms and conditions of this Agreement, STEEL TECH and the COMPANY shall enter into a Consultation and Management Services Agreement substantially in the form of attached EXHIBIT C pursuant to which STEEL TECH shall provide consulting and management services, including: sales, purchasing, technical, accounting, and administrative services to the COMPANY upon completion of construction of PROJECT FACILITIES and commencement of commercial operations. The Consultation and Management Service Agreement will provide for a service fee to be paid to STEEL TECH, which service fee shall be subject to annual review and adjustment by the Board of Directors of the COMPANY.


                      CONSTRUCTION AND OPERATION MANAGEMENT
                                   ARTICLE 18

18.1.All the activities of the COMPANY, include-ing planning, preparation, coordination and supervision of the design and construction of the PROJECT FACILITIES and all necessary procurement, review of detailed engineering, operation, preparation of engineering bid specifications and all the day to day activities shall be conducted by the COMPANY with the assistance and expertise of the SHARE-HOLDERS and PARTIES as and when required.
18.2.Subject to Article 8.8(e), any SHAREHOLDER or PARTY may enter into separate arms-length agreements with the COMPANY to provide management, technological, procure-ment, engineering, construction, operation and/or marketing assistance to the COMPANY in the construction aspect of the PROJECT FACILITIES or the operation of the PROJECT FACIL-ITIES and the PROJECT for any period as may be required by the COMPANY.
18.3.MITSUI  SHAREHOLDER  will endeavor  diligently and in good faith to solicit
     Japanese auto and appliance parts manufacturers which are or may be established in the United States of America as customers for the COMPANY and will assist the COMPANY in purchasing raw materials. STEEL TECH SHAREHOLDER will endeavor diligently and in good faith to solicit domestic customers of the United States of America for the COMPANY and will assist the COMPANY in purchasing raw materials.


                                      TERM
                                   ARTICLE 19

This Agreement shall continue in effect so long as the COMPANY is in existence unless earlier terminated pursuant to Article 20 of this Agreement.

                                   TERMINATION
                                   ARTICLE 20

20.1.This Agreement  shall be  automatically  terminated  upon the occurrence of any of the following events:
20.1.1. Dissolution of the COMPANY; or
20.1.2. By mutual agreement of the PARTIES in writing.
20.2.Termination of this Agreement shall be without prejudice to the accrued rights and liabilities of the PARTIES at the date of termination.


                            NON-WAIVER/OTHER REMEDIES
                                   ARTICLE 21

21.1.Failure to insist upon the strict and punctual performance of any provision hereof shall not constitute waiver of the right to require such performance, nor should a waiver in one case constitute a waiver with respect to a later breach, whether of similar nature or otherwise. Nothing shall constitute or have the effect of waiver except an instrument in writing, signed by a duly authorized officer or representative of the PARTY or SHAREHOLDER against whom the waiver is sought to be enforced, which expressly waives an option, election or right under this Agreement.
21.2.This Agreement may not be released, dis-charged or abandoned (other than as a result of the termina-tion of this Agreement as provided herein) or changed or modified in any manner except by an instrument in writing signed by the duly authorized officer or representative of all the PARTIES.
21.3.The failure at any time of any PARTY or SHAREHOLDER to enforce any option, election or right which is herein provided shall in no way be construed to be a waiver of such provisions, nor in any way to effect the validity of this Agreement or any part thereof or the right of any PARTY or SHAREHOLDER to thereafter enforce each and every such provision and to exercise any such option, election or right.

                               UNENFORCEABLE TERMS
                                   ARTICLE 22

If any terms of this Agreement shall be or become invalid, illegal or unenforceable in any respect, each PARTY shall endeavor to agree to such amendments as shall be necessary to validly give effect to the intentions herein set out. If such amendments adversely affect any PARTY to a material degree, such PARTY shall have the right to terminate this Agreement by giving at least 90 (ninety) days prior written notice.
                                  FORCE MAJEURE
                                   ARTICLE 23

23.1.The failure or delay of any of the PARTIES hereto to perform any obligation under this Agreement solely by reason of Acts of God, acts of Government, riots, wars, strikes, lockouts, accidents in transportation other causes beyond its control shall not be deemed to be a breach of this Agreement; provided, however, that the PARTY so pre-vented from complying herewith shall continue to take all actions within its power to comply as fully as possible herewith.
23.2.Except where the nature of the events shall prevent it from doing so, the PARTY suffering such force majeure shall notify the other PARTY in writing within 10 (ten) days after the occurrence of such force majeure and shall in every instance, to the extent it is capable of doing so, use its best efforts to remove or remedy such cause with all reasonable dispatch.


                                   DISCLAIMER
                                   ARTICLE 24

This Agreement shall not be deemed to constitute the COMPANY as an agent of any PARTY hereto, or any PARTY as an agent of the COMPANY, nor shall the COMPANY or any PARTY be deemed to be a partner of any other PARTY. The relationship of MITSUI and STEEL TECH pursuant to this Agreement shall be limited to the scope of this Agreement and the express purposes set forth herein.

                                  ASSIGNABILITY
                                   ARTICLE 25

This Agreement and each and every covenant, term and condition hereof shall be binding upon, and inure to the benefit of, the PARTIES and their respective successors, assigns and transferees, but neither this Agreement nor any rights hereunder shall be assignable directly or indirectly (including by operation of law) by any PARTY without the prior written consent of the other PARTY; provided, however, each of the PARTIES may assign this Agreement to a wholly owned subsidiary which is carrying on the business of the assigning PARTY or to a company which wholly owns the PARTY, if the assigning PARTY guarantees the performance of its assignee.

                        IMPLEMENTATION OF THIS AGREEMENT
                                   ARTICLE 26

26.1. Each of the PARTIES undertakes to the other.
26.1.1. To ensure (as far as it is able by the exercise of voting rights or otherwise) that the COMPANY will at all times perform and observe all of the provisions of this Agreement and any agreements which may be entered into between the COMPANY and any of the PARTIES;
26.1.2. To take all necessary steps on its part to give full effect to the provisions of this Agree-ment; and
26.1.3. Without prejudice to the generality of the foregoing to exercise and ensure that every person representing it will exercise or refrain from exercising any rights of voting, as the case may be, at any meeting of the SHAREHOLDERS of the COMPANY or the Board of Directors so as to ensure the passing of any and every resolution necessary or desirable to ensure that the affairs of the COMPANY are conducted in accordance with this Agreement and otherwise to give full effect to the provisions of this Agreement and likewise so as to ensure that no resolution is passed which does not accord with such provisions.
26.2.Each  Party  undertakes  to carry out this  Agreement  in good faith and to respect the spirit as well as the letter of its provisions.
26.3.Each party warrants and represents to the others that it has no outstanding commitments or obligations which would impede its ability and right to enter into this Agreement and/or fulfill its obligation hereunder except those which have been disclosed in writing at the time of the execution of this Agreement.
26.4.The PARTIES agree to enter into and execute any and all such further agreements, documents and the like as may be necessary or beneficial to carry out the purposes of this Agreement.
26.5.Each PARTY hereby represents and warrants to the other PARTIES that it is duly organized and validly existing as heretofore set forth in this Agreement; that its execution and delivery of this Agreement has been duly authorized; that its execution and delivery of this Agree-ment and the performance required hereunder will not violate any existing contract, agreement, commitment, pledge, security interest, restriction, regulation, statute or order applicable to it; and that this Agreement is a valid and binding obligation of said PARTY.

26.6.STEEL TECH  hereby  represents  and  warrants to MITSUI that STEEL TECH has the requisite expertise, knowledge and experience to perform its obligations and responsibilities under this Agreement and under the Con-sultation and Management Services Agreement ("EXHIBIT C").

                                      COSTS
                                   ARTICLE 27
All or any part of the cost, fees, and expenses, which are estimated to be approximately US$13,000 (Thirteen Thousand United States Dollars), as may be agreed upon at the SHAREHOLDERS' MEETING in connection with the investiga-tion, establishment and formation of the COMPANY whether incurred prior to or upon or incidental to the establishment of the COMPANY whether prior to or subsequent to the date of this Agreement shall be reimbursed to the PARTY incurring such costs, fee or expense by the COMPANY within thirty (30) days of the incorporation and issuance of stock by the Company.

                       ENFORCEMENT COSTS/ INDEMNIFICATION
                                   ARTICLE 28

28.1.Each PARTY hereto agrees to pay and dis-charge all reasonable costs, attorney fees and expenses, (including, but not limited to the costs of litigation or arbitration) that are incurred by the other PARTY in en-forcing the terms of this Agreement, provided that such other shall prevail in such proceedings.

28.2.Each  PARTY  shall  indemnify  the other  PARTY  and hold the  other  PARTY harmless from, any and all claims, actions, damages, expenses (including court costs, arbi-tration costs, and reasonable attorney's fees), obligations, losses, liabilities and liens, imposed or incurred by, or asserted against the other PARTY, its successors or assigns, occurring solely as a result of its breach of this Agree-ment. Notwithstanding the above to the contrary, in no event shall any PARTY be liable to any other PARTY for incidental or consequential damages for its breach of this Agreement.

                                     NOTICE
                                   ARTICLE 29

29.1.Any  notice  required  or  permitted  to be  given  hereunder  shall  be in writing, confirmed by cable or telex to the following addresses:
         TO:               Steel Technologies Inc.
         AT:               11605 Shelbyville Road
                           P.O. Box 43339
                           Louisville, Kentucky  40243

         ATTENTION:  Daryl A. Elser, President
         TELEX NUMBER:  502-245-3821

         TO:               Mitsui & Co., Ltd.
         AT:               2-1 Ohtemachi-l-chome, Chiyoda-ku
                           Tokyo, 100 Japan

         ATTENTION:  Steel Structure & Project
                 Development Division (TKIDZ
         TELEX NUMBER: J22253 (Answer Back Mitsui J22253)
         CABLE:  Mitsui Tokyo
         TO:               Mitsui & Co. (U.S.A.), Inc.
         AT:               200 Park Avenue
                           New York, New York 10166-0130

         ATTENTION:  Project Department
         TELEX NUMBER:  232613 (Answer Back 232613 MBK UR)
         TO:               Mitsui Steel Development Co., Inc.
         AT:               200 Park Avenue
                           New York, New York 10166-0130

         TELEX NUMBER: 229149 (Answer Back 229149 NYMSD UR)

29.2. Any notice so given shall be deemed to be received if by letter:
29.2.1. Upon receipt or 20 (twenty) days after posting, whichever is less, for air mail sent between Japan and the United States of America or any other country; or
29.2.2. Upon receipt or 5 (five) days after posting, whichever is less for mail sent within the United States of America or any other country; or
29.2.3. If by telex or cable, 12 (twelve) hours after dispatched.
29.3.To prove service of notice, it shall be sufficient to prove that a letter, telex or cable containing the notice was properly addressed and properly dispatched or posted.

                                    LANGUAGE
                                   ARTICLE 30
This Agreement is written in the English language and executed in four (4) counterparts, each of which shall be deemed an original.

                                    DISPUTES
                                   ARTICLE 31
All disputes, controversies or differences which may arise between the PARTIES out of or in relation to this Agreement or the breach thereof shall be settled by mutual consulation and consent. If the PARTIES should be unable to reach such mutual consent for disputes, controversies or differences other than those set forth in Article 32, the matter in question shall be finally settled under the Rules and Procedures of the American Arbitration Association by three (3) arbitrators in accordance with such Rules. The place of arbitration shall be New York, New York, or such other place as the PARTIES may agree. The decision of the arbitrators shall be final and binding and shall be limited to an interpretation and application of the terms of this Agreement and any supplemental agreements or documents. The arbitrators shall have no authority to add to, delete from or modify the terms of this Agreement or any supplemental agreements or documents.
                                    BUY-SELL
                                   ARTICLE 32
32.1.In the event the laws of Japan, the laws of the United States of America or the laws of any state in the United States shall at any time substantially frustrate the accomplishment of the purposes and objectives for which the COMPANY was established; or in the event the SHARE-HOLDERS are unable in good faith to reach agreement with respect to the operations and/or management of the COMPANY or the PROJECT and said disagreement unreasonably interferes with the management and operation of the COMPANY or the PROJECT resulting in the inability of the COMPANY to effec- tively and profitably perform the objectives and purposes for which it was organized for a period of 6 (six) months or more; or in the event the SHAREHOLDERS are unable in good faith to agree upon the desirability of discontinuing the PROJECT and disposing of the assets of the COMPANY; or in the event a PARTY acts or threatens to act in such a manner as will irreparably harm the COMPANY, then, in any of those events, any SHAREHOLDER shall have the right to institute the following compulsory buy-sell procedures. The SHARE-HOLDER or SHAREHOLDERS to whom the compulsory buy-sell offer is made are referred to as the "Of feree(s)." The SHARE-HOLDER or SHAREHOLDERS making the offer are referred to as the "of feror(s)."
32.1.1. The Offeror(s) may make to the Offeree(s) an offer that, at the option of the Offeree(s), the Offeror(s) will sell all the SHARES of the Offeror(s) or purchase all the SHARES of the Offeree(s) (the "Offer"). Except as expressly provided in clauses 32.1.2 or 32.1.3 of this Article 32, no Offer shall be subject to the provisions of this Article 32 unless such Offer is both an Offer to sell all the SHARES of the Offeror(s) and an Offer to purchase all the SHARES of the Offeree(s). The Offer must specify that the price of the SHARES to be sold or trans-ferred is payable in cash or by bank certified or cashier's check, and must be accompanied by evidence of the Offeror(s) ability to pay the full selling price at the closing for the sale of any such SHARES. The per share selling price and the per share purchase price specified in such Offer must be identical in amount and must be proportionate to the respective shareholdings of the Offeree(s) (that is, the selling price and the purchase price so specified must be identical on a per share basis). Such Offer shall be irrevocable for a period of 30 (thirty) days, and the Offeree(s) may, on or before the 30th (thirtieth) day after the date of such Offer, accept either the Offer to sell or the offer to purchase (not both), and upon acceptance the Offeror(s) shall be required to sell or to purchase, as the case may be. If the Offeree(s) fail within such 30 (thirty) day period to accept either of such Offers, then the Offer shall automatically expire and be of no further force or effect; provided, however, that the Offeror(s) shall thereupon have the right, on or before the 30th (thirtieth) day after the expiration of such 30 (thirty) day period, to purchase the SHARES of the Offeree(s), at the applicable price specified in the original Offer, and if the Offeror(s) exercise such right, the Offeree(s) shall be required to sell their SHARES, notwithstanding any other provisions of this Agreement to the contrary. If the Offeror(s) fail to exercise their right to buy within the time specified, the Offeror(s) may thereafter make a new Offer pursuant to this Article 32.

32.1.2. Any Offer shall be an Offer to sell all the SHARES of the Offeror to the Offeree(s) and to purchase all the SHARES of each Offeree. As among the Offeree(s) the Offer to sell shall be an Offer to sell to each Offeree the proportion of all the Offeror(s)' SHARES which the number of all SHARES held by such Offeree bears to the number of all SHARES held by all Offeree(s), but by agreement among the Offeree(s) such offer to sell may be accepted in varying proportions. In the event that less than all of the Offeree (s) act, the Offeror(s) shall there-upon have the right, on or before the 30th (thirtieth) day after the expiration of the original 30 (thirty) day period, to purchase the SHARES of all the Offeree(s), at the appli-cable price specified in the original offer, and if the Offeror(s) exercise such right the Offeree(s) shall be required to sell their SHARES.
32.1.3. The Offeree(s) may accept all offers to sell or all Offers to buy (but may not accept one or more Offers to buy and one or more Offers to sell), and may not accept with respect to one Offeror and fail to accept with respect to other Offeroe(s). If the Offeree(s) fail within such original 30 (thirty) day period to accept either all Offers to sell or all Offers to buy, then the Offeror(s) shall thereupon have the right, on or before the 30th (thirtieth) day after the expiration of such 30 (thirty) day period, to purchase all the SHARES of the Offeree(s) at the price specified in the original Offer, and if the Offeror(s) exercise such right, the Offeree(s) shall be required to sell all their respective SHARES.
32.1.4. If the Offeror (s) or Offeree(s), as the case may be, exercise their rights hereunder to buy or sell, a closing thereunder shall be held at the time and place and on a date specified by the purchaser(s) by written notice to the seller(s) which dates shall in any case be on or prior to the 30th (thirtieth) day after such right to buy or sell has been exercised.
32.2.The PARTIES, individually and as SHARE-HOLDERS, as the case may be, agree that the procedures set forth in this Article 32 shall be the "plan" referred to in SS 273 of the General Corporation Law of Delaware and that each PARTY, individually and as a SHAREHOLDER, as the case may be, hereby irrevocably appoints each other PARTY or SHAREHOLDER, as the case may be, its lawful attorney-in-fact for the purposes of: [i] making any appropriate filing pursuant to S 273 of the General Corporation Law of Delaware in order to prevent the dissolution of the COMPANY pursuant to said statute and [ii] transferring any SHARES on the stock register of the COMPANY upon exercising its rights pursuant to the provisions of this Article 32.

                                  GOVERNING LAW
                                   ARTICLE 33
This Agreement shall be interpreted in accordance with and governed by the LAWS OF DELAWARE.
                           EFFECTIVE DATE AND CONSENT
                                   ARTICLE 34
This Agreement shall come into effect upon the first date by which all PARTIES hereto have affixed their signa-tures on this Agreement.

34.1.Notwithstanding any other provisions hereof, this Agreement is conditioned upon all necessary and appropriate governmental and other approvals, consents and validations being obtained for the incorporation of the COMPANY in form and substance mutually acceptable to the PARTIES.
34.2.The PARTIES shall cooperate to ensure that all necessary consents, approvals and validations are obtained and shall keep the other PARTIES informed of the steps taken for such purpose.
                               COMPLIANCE WITH LAW
                                   ARTICLE 35
The PARTIES shall at all times act to assure that the COMPANY shall comply with the laws of the United States of America and the states of its incorporation and places of business.


                          ENTIRE AGREEMENT/MODIFICATION
                                   ARTICLE 36

36.1.This Agreement supersedes all previous representations, understandings or agreements, oral or written, between the PARTIES with respect to the subject matter hereof, and together with the documents contemplated hereby contains the entire understanding of the PARTIES as to the terms and conditions of their relationship.
36.2.This Agreement may not be released, dis-charged, abandoned (other than as a result of the termina-tion of this Agreement as provided herein), changed or modified in any manner except by an instrument in writing signed by the duly authorized officer or representative of each of the PARTIES.
36.3.The table of contents and Article headings in this Agreement are for convenience only and do not substantively affect the terms of this Agreement.

                                     COUNSEL
                                   ARTICLE 37

Legal counsel acceptable to the PARTIES will be re-tained on behalf of the COMPANY to prepare all appropriate ARTICLES OF INCORPORATION, BYLAWS, contracts, agreements, and related documents necessary for the operation of the PROJECT by the COMPANY.

                                 CONFIDENTIALITY
                                   ARTICLE 38

38.1.Each  PARTY  agrees  that  it  will  maintain,   and  cause  its  officers,
     directors, employees and agents to maintain, the confidentiality of all patents, trade secrets, technology, know-how, customer lists, financial projections, business plans, designs, processes, machinery, devices, or materials with respect to any past, present, or future engineering, developmental efforts, or operations, research and/or manufacturing relating to the COMPANY's business, products or activities, information or documentation re-lating to the records of SHAREHOLDERS' MEETING, meetings of the Board of Directors, or other corporate activities of the COMPANY, or other proprietary information (collectively referred to hereafter as "Proprietary Information") of the COMPANY that has or becomes known to any PARTY as the result of the discussions heretofore or hereafter conducted between the PARTIES with respect to the COMPANY, or the PROJECT, or as the result of management and/or operation of the COMPANY, except for such information which: (a) such PARTY may be required to disclose [i] at the express direction of any authorized government agency, [ii] pursuant to a subpoena or other court process, or [iii] as otherwise required by law or regulation, or order of any regulatory body; (b) prior to the date of this Agreement, has become generally available to the public or was within the public domain at the time it was disclosed; (c) was generally available or known to such other PARTY on a non-confidential basis prior to its disclo-sure by the other PARTY hereunder; or (d) prior to the date of this Agreement was lawfully received by such PARTY from a source other than the other PARTY or the COMPANY.
38.2.The PARTIES further agree to maintain as confidential the proposed Project and agree that neither PARTY will disclose to the news media or any other person the facts or substance of their negotiations or discussions or plans with the other PARTY for the Project without first obtaining the consent of the other PARTY, which shall not be unreasonably withheld, unless such PARTY is advised by counsel that such disclosure is required by law.

38.3.Each PARTY acknowledges, confirms, and agrees that the other PARTY and the COMPANY would be irre-pairably damaged in the event that any of the Proprietary Information is disclosed in violation of this Agreement and further agrees that the COMPANY or the other nondisclosing PARTY shall be entitled to obtain restraining orders, an injunction or injunctions or other appropriate means to prevent any actual or threatened breach of this Article and to specifically enforce each of the terms and provisions of this Article in any action or proceedings instituted in any court or other appropriate tribunal having subject matter jurisdiction. The remedies provided herein shall not be exclusive and shall be in addition to any other remedy to which the COMPANY or any PARTY or any of them may be entit-led to seek or obtain in law and equity.

                             PATENTS AND INVENTIONS
                                   ARTICLE 39

Except as limited by any licensing agreements between any PARTY and the COMPANY, each PARTY agrees that all patents, inventions and discoveries made or obtained by the COMPANY, or any of its employees or agents shall belong to and be the property of the COMPANY.

Notwithstanding the above, the parties shall, and shall cause the COMPANY to, enter into the licensing agreements more fully set forth in Exhibits D and E whereby permanent, royalty-free licenses are granted individually from STEEL TECH and MITSUI to the COMPANY, and from the COMPANY to STEEL TECH and MITSUI, individually, regarding all patents, inventions and discoveries made or obtained by any of them regarding the operations, processes and equipment of the COMPANY.


IN WITNESS WHEREOF, the authorized representatives of the PARTIES have set their hands the day and year first above written.

 STEEL TECHNOLOGIES, INC.
 BY:
      Chairman and Chief Executive
       Officer

MITSUI & CO., LTD.
BY:
     Attorney-In-Fact

MITSUI & CO. (U.S.A.), INC.
BY:
    Senior Vice President

MITSUI STEEL DEVELOPMENT CO., INC.
BY:
     President

                                 EXHIBIT 10.6(b)

                  AMENDMENT TO JOINT VENTURE AGREEMENT BETWEEN
                MITSUI & CO., LTD., MITSUI & CO. (U.S.A.), INC.,
                       MITSUI STEEL DEVELOPMENT CO., INC.,
                           AND STEEL TECHNOLOGIES INC.

The Joint Venture Agreement between the above parties dated March 30, 1987 shall be and hereby is amended as follows:
(1) The second line of Section 3.5 shall be changed to delete "1,000 (One Thousand)" substituting therefore "2,000 (Two Thousand)". The first sentence of Section 3.5 shall now read: "The capital of the COMPANY shall consist of 2,000 (Two Thousand) SHARES of common stock as provided in
     Article 4."

(2)  Section 4.1.1 shall be deleted and the following inserted in lieu thereof:
     "The TOTAL FUNDS are agreed to consist of the budgeted line items set forth on Schedule A hereto."

(3) Section 4.1.3.1 shall be deleted in its entirety and the following substituted therefor:
     "The authorized share capital of the COMPANY shall be the equivalent of US $8,000,000 (Eight Million United States Dollars) divided into two classes of capital stock consisting of: (i) 1,000 (One Thousand) SHARES of Class A Common Stock of US $4,000.00 (Four Thousand United States Dollars) par value each; and (ii) 1,000 (One Thousand) SHARES of Class B Common Stock of US $4,000.00 (Four Thousand United States Dollars) par value each."
(4) Section 4.1.3.2(a) shall be amended by deleting "500 (Five Hundred)" and substituting therefor "1,000 (One Thousand)".
(5)  Section 4.1.3.2(a) shall now read:

     "MITSUI DEVELOPMENT: Fifty percent (50%) consisting of 1,000 (One Thousand) SHARES of Class A Common Stock at US $4,000.00 (Four Thousand United States Dollars) par value per share in cash."
(6) Section 4.1.3.2(b) shall be amended by deleting "500 (Five Hundred)" and substituting therefor "1,000 (One Thousand)".
         (7)  Section 4.1.3.2(b) shall now read:

     "STEEL TECH: Fifty Percent (50%) consisting of 1,000 (One Thousand) SHARES of Class B Common Stock at US $4,000.00 (Four Thousand United States Dollars) par value per share in cash."

(8) The last sentence of Section 4.3 shall be changed to delete "US$1,500,000 (One Million Five Hundred Thousand United States Dollars)" and substituting therefor "US$3,500,000 (Three Million Five Hundred Thousand United States Dollars)". The last sentence of Section 4.3 shall now read:

     "Provided however in no event shall the aggregate amount of any guaranty or guaranties of the COMPANY'S debt exceed US$3,500,000 (Three Million Five Hundred Thousand United
         States Dollars) for either STEEL TECH or MITSUI."

     The foregoing amendments are agreed to and accepted this day 28TH day of February, 1989.

                  MITSUI & CO., LTD.

                  By:
                     Title:  Genera1 Manager
                     Steel Project Development Div.


                   MITSUI & CO. (U.S.A.), INC.
                   By:
                      Title:  SVP & COO


                   MITSUI STEEL DEVELOPMENT CO., INC.

                   By:
                       Title:  President

                   STEEL TECHNOLOGIES INC.

                   By:
                       Title:  Executive V.P.

                                   EXHIBIT 13
                       2003 ANNUAL REPORT TO SHAREHOLDERS

Steel Technologies Inc.
Selected Financial Data
(In thousands, except per share results)

                                             Years Ended September 30
                                             ------------------------
INCOME STATEMENT DATA                 2003     2002     2001    2000     1999
-------------------------------------------------------------------------------
Sales                              $512,704 $475,398 $436,655 $469,632 $418,159
Cost of goods sold                  467,780  415,763  388,363  418,680  361,192
Gross profit                         44,924   59,635   48,292   50,952   56,967
Selling, general and
   administrative expenses           28,337   30,024   29,535   28,251   26,108
Equity in net income (loss) of
   unconsolidated affiliates(1)       1,058    1,540   (6,832)     898    1,095
Operating income                     17,645   31,151   11,925   23,599   31,954
Income before income taxes           13,292   25,465    5,497   16,177   25,233
Net income                            9,152   15,794      764   10,212   15,572
Diluted earnings per common share  $   0.92 $   1.60 $   0.07 $   0.94 $   1.38
Diluted weighted average number
   of common shares outstanding       9,899    9,886   10,308   10,857   11,256
Basic earnings per common share    $   0.94 $   1.62 $   0.07 $   0.94 $   1.39
Basic weighted average number of
   common shares outstanding          9,748    9,762   10,267   10,818   11,230
Cash dividends per common share    $   0.20 $   0.16 $   0.12 $   0.12 $   0.11

                                                    September 30
                                   --------------------------------------------
BALANCE SHEET DATA                    2003     2002     2001    2000     1999
-------------------------------------------------------------------------------
Working capital                    $101,798 $ 82,352 $ 80,427 $ 97,428 $ 89,418
Total assets                        313,175  305,912  289,103  315,389  289,105
Long-term debt                       94,680   74,900   89,110  115,394   90,209
Shareholders' equity                137,941  131,730  124,985  127,032  124,439


                                             Years Ended September 30
                                             ------------------------
OTHER DATA                            2003     2002     2001    2000     1999
-------------------------------------------------------------------------------
Capital expenditures, including
   acquisitions and investments in
   and advances to unconsolidated
   affiliates                      $ 26,462 $ 7,128 $ 11,033  $ 32,010 $ 18,304
Shareholders' equity per common
   share                              14.13   13.63    12.23     12.14    11.17
Depreciation and amortization        13,878  15,108   15,351    13,929   12,852


(1) 2001 includes $7.5 million impairment charge (see Note 5 of the Company's Notes to Consolidated Financial Statements)

Steel Technologies Inc.
Selected Quarterly Financial Data
(In thousands, except per share results)


Fiscal Year 2003                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales                             $126,009  $130,140  $129,603  $126,952
Gross profit                        13,770    11,161     9,235    10,758
Net income                           3,790     1,992       972     2,398
Diluted earnings per common share $   0.38  $   0.20  $   0.10  $   0.24
Basic earnings per common share   $   0.39  $   0.20  $   0.10  $   0.25



Fiscal Year 2002                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales                             $101,576  $114,703  $128,037  $131,081
Gross profit                        10,903    13,315    16,236    19,081
Net income                           1,864     2,852     4,968     6,110
Diluted earnings per common share $   0.18  $   0.29  $   0.51  $   0.62
Basic earnings per common share   $   0.18  $   0.29  $   0.52  $   0.64



Market Price and Dividend Information:

The Company's common stock trades on The Nasdaq Stock Market under the symbol STTX. At October 31, 2003, there were approximately 428 shareholders of record. The Company's current dividend policy provides for semiannual payments of cash dividends. The following table shows cash dividends and high and low prices for the common stock for each quarter of fiscal 2003 and 2002. Nasdaq National Market System quotations are based on actual transactions.

                                                   Stock Price
                                   ---------------------------------------------
Fiscal Year 2003                   High         Low      Close      Dividends
--------------------------------------------------------------------------------
First Quarter                     $23.25     $15.01     $16.96       $ 0.10
Second Quarter                    $19.45     $ 8.50     $ 8.96
Third Quarter                     $11.50     $ 8.75     $10.11       $ 0.10
Fourth Quarter                    $13.00     $ 9.53     $12.47


                                                   Stock Price
                                   ---------------------------------------------
Fiscal Year 2002                   High         Low      Close      Dividends
--------------------------------------------------------------------------------
First Quarter                     $ 9.25     $ 7.25     $ 9.08       $ 0.08
Second Quarter                    $ 9.15     $ 7.89     $ 8.53
Third Quarter                     $13.60     $ 8.40     $13.18       $ 0.08
Fourth Quarter                    $19.05     $ 9.60     $16.96

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements and the consolidated financial statements of Mi-Tech Steel, Inc. (Mi-Tech Steel), a 50% owned unconsolidated affiliate of the Company:


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

Goodwill is reviewed annually for impairment using the present value technique to determine the estimated fair value of goodwill associated with each reporting entity. Considerable management judgment is necessary to assess impairment and estimate fair value. The assumptions used in our evaluations, such as forecasted growth rates, cost of capital, tax rates and residual values, are consistent with our internal projections and operating plans.

RESULTS OF OPERATIONS - FISCAL 2003 COMPARED TO FISCAL 2002

Steel Technologies posted sales of $512,704,000 in fiscal 2003, an increase of 8% from 2002 sales of $475,398,000. Tons shipped of Company-owned steel products in fiscal 2003 decreased approximately 3% compared to fiscal 2002 while the average selling price of Company-owned steel products for the year increased approximately 11% from the previous year.

The Company focuses significant resources on the automotive industry and generates a major portion of business from selling manufacturing component parts to the automotive industry. Year-to-date production levels in the North American automotive industry over the Company's 2003 fiscal year decreased 3% as compared to fiscal 2002, which has adversely impacted the Company's sales. The Company attempts to increase market share utilizing its network of resources by developing a substantial amount of new business with both existing and new customers.

The gross profit margin was 8.8% in 2003 compared to 12.5% in 2002. The decrease in gross profit margin is a result of higher priced inventory acquired in the first half of fiscal 2003 which was not fully offset by price increases to customers, and lower volume spread over certain fixed manufacturing expenses which adversely impacted production cost efficiencies. The Company expects average raw material costs in fiscal 2004 to increase slightly from fiscal 2003. Should raw material costs increase significantly and not be offset by corresponding price increases, gross margins could be negatively impacted. In general, production cost efficiencies and product mix improvements may positively impact gross margins.

Selling, general and administrative costs decreased approximately 5.6% in fiscal 2003 primarily as a result of the reduction of goodwill amortization as a result of adopting FAS 142 (see Note 6 of the Company's Notes to Consolidated Financial Statements) and the continued efforts by the Company to manage the level at which selling, general and administrative costs are added to its cost structure. These decreases were offset by an increase in bad debt expense resulting from the bankruptcy of a significant customer. Selling, general and administrative costs were 5.5% and 6.3% of sales in 2003 and 2002, respectively.

The Company's share of income of its unconsolidated affiliates was $1,058,000 in 2003 and $1,540,000 in 2002. Mi-Tech Steel's earnings have declined as a result of higher priced inventory which was not fully offset by price increases to customers, lower operating levels and pre-operation expenses incurred in connection with its Canton, Mississippi and Decatur, Alabama steel processing operations.

Net interest expense decreased to $4,722,000 in 2003 from $4,872,000 in 2002. The decrease is primarily the result of lower interest rates on the Company's variable rate debt in fiscal 2003 as compared to fiscal 2002 offset by higher average borrowings during fiscal 2003.

In fiscal 2003, the Company recorded a $369,000 pre-tax gain on disposals/writeoffs of property, plant and equipment primarily from the sale of its Elkton, Maryland facility. In fiscal 2002, the Company recorded a loss on disposals/writeoffs of property, plant and equipment of $814,000 as a result of equipment improvements and upgrades.

The Company's effective income tax rate was approximately 31.1% in 2003. During fiscal 2003, the Company recorded an income tax benefit attributable to state and foreign income tax apportionment that was more favorable than originally estimated and recognized a non-recurring state income tax benefit. These items decreased the effective income tax by 3.8% in fiscal 2003.

The Company's effective income tax rate was approximately 38.0% in 2002. Non-deductible goodwill amortization expense of approximately $733,000 recorded during fiscal 2002 (see Note 6 of the Company's Notes to Consolidated Financial Statements) increased the effective tax rate by 1.1% in fiscal 2002.

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

The Company's share of income (loss) of its unconsolidated affiliates was $1,540,000 in 2002 and ($6,832,000) in 2001. The results in 2002 include improved results from Mi-Tech Steel primarily as a result of closing its Decatur, Alabama facility in March 2001 and the Company's share of income from Ferrolux Metals Co., LLC (Ferrolux) a 49% owned unconsolidated affiliate acquired in September 2001. The results in 2001 include the Company's share of approximately $7.5 million of asset impairment charges recorded during the second fiscal quarter of 2001 relating to its unconsolidated affiliates (see
Note 5 of the Company's Notes to Consolidated Financial Statements).

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

The Company's effective income tax rate was approximately 38.0% in 2002 compared to 86.1% in 2001. The decrease is primarily attributable to the asset impairment charges included in equity in net income (loss) of unconsolidated affiliates during the second quarter of fiscal 2001 and the related tax benefit of approximately $500,000. The asset impairment charges increased the effective income tax rate by 45.8% in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003,  Steel  Technologies had $101,798,000 of working capital, maintained a current ratio of 2.55:1 and had total debt at 42% of total capitalization. The Company continues to manage the levels of accounts receivable, inventories and other working capital items in relation to the trends in sales and overall market. During fiscal 2003, the Company decreased inventory levels. However, the Company improved payment days to its suppliers which was financed primarily through borrowings on the Company's line of credit facility. These factors, along with non-cash charges for depreciation contributed to $6,102,000 of cash provided by operations in 2003 compared to $26,693,000 in 2002.

Capital expenditures for 2003 totaled $14,637,000. The major expenditures were certain productivity and capacity improvement projects. Steel Technologies continues to expand production capacity to serve the growing needs of customers and invest in automation to improve productivity and make its operations more efficient. For fiscal 2004, the capital additions to all facilities are expected to approximate $14,000,000.

On March 7, 2003 the Company completed the purchase of certain assets from Cold Metal Products, Inc. (Cold Metal Products) as approved by the U.S. Bankruptcy Court in Youngstown, Ohio. The purchase price consisted of approximately $9,825,000 and the assumption of approximately $20,000 of liabilities. The assets purchased included land, building and certain steel processing equipment at the Ottawa, Ohio facility, certain equipment located in Indianapolis, Indiana, and selected inventory and accounts receivable. The Company financed the acquisition with its existing credit facility.

Steel Technologies maintains an equity investment of approximately $18,244,000 in its 90%-owned Mexican subsidiary. Additional investments in the Company's Mexican operations, if required, would be financed with available funds from the Company's bank line of credit.

The translation of the financial statements of the Company's Mexican subsidiary from local currencies to the U.S. dollar subjects the Company to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. Management does not consider its exposure to exchange rate risks to be material and considers the Mexican peso a relatively stable currency. The Company does not typically manage its related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction gains (losses) included in sales were $353,000, $371,000 and ($256,000) during 2003, 2002 and
2001, respectively.

The Company maintains a 50% equity investment in Mi-Tech Steel and a 49% equity investment in Ferrolux Metals Co., LLC. Pursuant to an agreement, the Company loaned Mi-Tech Steel $2,000,000 on September 30, 2003. The loan is subordinate to all existing Mi-Tech Steel loans and matures September 30, 2006. Interest is paid at maturity at a LIBOR based interest rate. Additional equity contributions to the Company's unconsolidated affiliates are not expected for the foreseeable future, but, if required, would be financed with available funds from the Company's bank line of credit.

An increase in borrowings, primarily to acquire Cold Metal Products and improve payment days to suppliers in 2003, contributed to cash provided by (used in) financing activities of $18,527,000 in 2003 compared to ($21,639,000) in 2002.

The Company has a $151,000,000 line of credit agreement expiring on August 31, 2005, with various variable options on the interest rate, none of which are greater than the bank's prime rate. At September 30, 2003 and 2002, there was $89,000,000 and $63,500,000, respectively, outstanding on the credit facility.

The Company has approximately $11,400,000 outstanding at September 30, 2003 on the ten-year note which requires annual principal payments of $5,720,000 in March 2004 and $5,680,000 in March 2005. During 2003, the Company borrowed $58,500,000 on its line of credit facility and repaid $38,759,000 on its line of credit facility and ten-year note.

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

Cash flows from operations and available borrowing capabilities are expected to meet the needs of the Company throughout fiscal 2004. Any additional funds will be used for growth, including strategic acquisitions, investment in unconsolidated affiliates, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities. Operating cash flows are somewhat influenced by cyclicality of demand in the steel industry, especially in the automotive market.

The following table summarizes the annual payments of outstanding debt and non-cancelable operating leases required as of September 30, 2003.


                         Payments Due By Period (in thousands of dollars)
                         ------------------------------------------------
                    2004    2005    2006    2007    2008    after 2008    Total
                    ----    ----    ----    ----    ----    ----------    -----
Debt              $5,720  $94,680  $  -    $  -    $  -      $   -      $100,400
Operating Leases  $  737  $   661  $ 515   $ 430   $ 295     $ 115      $  2,753

In June 2002, the Company entered into a contract to purchase electricity through February 2004 to meet its minimum needs for its Canton, Michigan facility. During 2003, the Company entered into a contract to purchase electricity through March 2006 to meet its minimum needs for its Ottawa, Ohio facility. However, there is no minimum energy consumption required during the term of the contract.

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


Related Party Transactions
--------------------------

The Company has various transactions with Mi-Tech Steel (see Note 5 of the Company's Notes to Consolidated Financial Statements).

The Company has recorded sales of $6,936,000, $4,674,000 and $3,629,000 in 2003,
2002 and 2001, respectively and accounts receivable of $1,337,000 and $1,029,000 as of September 30, 2003 and 2002, respectively, for products sold to a company owned by certain officers and directors of the Company. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties. See also information contained under "Certain Transactions" included in the Company's 2004 Proxy Statement.

During 2002, the Company repurchased 600,000 shares of its common stock from its founding chairman for $6,000,000.


IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
---------------------------------------------------

In October 2001, the Financial Accounting Standards Board (FASB) issued "Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 121 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No.

144 on October 1, 2002 and the adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 during the quarter ended March 31, 2003 and the adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right
(variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46, as amended by FASB Staff Position 46-6, "Effective Date of FIN 46," are effective immediately for VIEs created after January 31, 2003 and no later than December 31, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company is in the process of evaluating the effect of FIN 46 and had not determined whether its adoption will have a material impact on our financial position, results of operations or cash flows.

The FASB also recently issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS No. 150 relating to certain mandatorily redeemable noncontrolling interests, as amended by FASB Staff Position 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150," have been deferred indefinitely. The provisions of SFAS No. 150 are effective immediately for all other financial instruments. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

                             STEEL TECHNOLOGIES INC.
                           Consolidated Balance Sheets
                          (In thousands, except shares)

                                                         September 30
                                                  --------------------------
                                                     2003            2002
----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents....................   $   2,758       $   2,127
  Trade accounts receivable, less
    allowance for doubtful accounts:
    $1,808 in 2003 and $1,496 in 2002..........      74,595          72,658
  Inventories..................................      84,301          87,741
  Deferred income taxes........................       1,198           1,980
  Prepaid expenses and other assets............       4,628           2,789
                                                  ---------       ---------
      Total current assets ....................     167,480         167,295
                                                  ---------       ---------
Property, plant and equipment (at cost), net of
   accumulated depreciation                         106,615         102,560
                                                  ---------       ---------
Investments in and advances to unconsolidated
   affilliates.................................      19,604          16,590
Goodwill.......................................      18,148          18,148
Other assets ..................................       1,328           1,319
                                                  ---------       ---------
                                                  $ 313,175       $ 305,912
                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $  49,609       $  65,446
   Accrued liabilities ........................      10,353          11,580
   Income taxes payable .......................         -             2,158
   Long-term debt due within one year .........       5,720           5,759
                                                  ---------       ---------
      Total current liabilities ...............      65,682          84,943

Long-term debt ................................      94,680          74,900
Deferred income taxes .........................      14,872          14,339
                                                  ---------       ---------
     Total liabilities ........................     175,234         174,182
                                                  ---------       ---------
Commitments and contingencies .................

Shareholders' equity:
   Preferred stock, no par value;
     authorized shares: 500,000 shares;
     none issued or outstanding ...............        --              --
   Common stock, no par value; 50,000,000 shares
     authorized; issued and outstanding shares:
     9,765,409 in 2003 and 9,663,468 in 2002 ..      20,371          18,733
   Treasury stock at cost: 2,574,000 shares in
     2003 and 2,519,000 shares in 2002 ........     (23,169)        (22,090)
   Additional paid-in capital .................       5,098           4,909
   Retained earnings ..........................     141,073         133,869
   Accumulated other comprehensive loss .......      (5,432)         (3,691)
                                                  ---------       ---------
     Total shareholders' equity ...............     137,941         131,730
                                                  ---------       ---------
                                                  $ 313,175       $ 305,912
                                                  =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                        Consolidated Statements of Income
                    (In thousands, except per share results)

                                          For the Years Ended September 30
                                          --------------------------------
                                             2003       2002       2001
--------------------------------------------------------------------------
Sales ..................................   $512,704   $475,398   $436,655
Cost of goods sold .....................    467,780    415,763    388,363
                                           --------   --------   --------
  Gross profit .........................     44,924     59,635     48,292
Selling, general and administrative
  expenses .............................     28,337     30,024     29,535
Equity in net income (loss) of
  unconsolidated affiliates (including
  impairment charge of $7.5 million
  in 2001) .............................      1,058      1,540     (6,832)
                                           --------   --------   --------
  Operating income .....................     17,645     31,151     11,925
Interest expense, net...................      4,722      4,872      6,346
(Gain) loss on disposals/writeoffs of
  property, plant and equipment ........       (369)       814         82
                                           --------   --------   --------
  Income before income taxes ...........     13,292     25,465      5,497
Provision for income taxes .............      4,140      9,671      4,733
                                           --------   --------   --------
  Net income ...........................  $   9,152   $ 15,794   $    764
                                           ========   ========   ========
Weighted average number of common shares
  outstanding-diluted ..................      9,899      9,886     10,308
                                           --------   --------   --------
Diluted earnings per common share ......   $   0.92   $   1.60   $   0.07
                                           --------   --------   --------
Weighted average number of common shares
  outstanding-basic ....................      9,748      9,762     10,267
                                           --------   --------   --------
Basic earnings per common share ........   $   0.94   $   1.62   $   0.07
                                           --------   --------   --------


                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                           For the Years Ended September 30
                                           --------------------------------
                                             2003       2002       2001
---------------------------------------------------------------------------
Net income .............................   $  9,152   $ 15,794    $   764
  Foreign currency translation
    adjustment .........................     (2,201)    (1,714)       121
  Change in unrealized loss on cash flow
    hedges, net of tax expense (benefit)
    of $287 in 2003, ($153) in 2002 and
    ($227) in 2001 .....................        460       (256)      (364)
                                           --------   --------    -------
Comprehensive income ...................   $  7,411   $ 13,824   $    521
                                           ========   ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Consolidated Statements of Shareholders' Equity
                    (In thousands, except per share amounts)

                                                          For the Years Ended September 30, 2003, 2002 and 2001
                                     -----------------------------------------------------------------------------------------------

                                        Common Stock         Treasury Stock                                Accumulated
                                     ------------------   --------------------   Additional                   Other
                                                                                   Paid-In    Retained     Comprehensive
                                      Shares    Amount      Shares    Amount       Capital    Earnings        Loss          Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 2000 ......   10,460   $ 17,287     1,570   $(13,811)     $  4,909      $120,125      $ (1,478)    $127,032
Net income ........................                                                                  764                        764
Net issuance of common stock under
   incentive stock option plan.....       10         61                                                                          61
Repurchase of common stock under
   stock repurchase program........     (253)                 253   $ (1,392)                                                (1,392)
Cash dividends on common stock
  ($.12 per share).................                                                               (1,237)                    (1,237)
Foreign currency translation
  adjustment ......................                                                                                121          121
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                               (364)        (364)
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2001 ......   10,217   $ 17,348     1,823   $(15,203)     $  4,909      $119,652      $ (1,721)    $124,985
Net income ........................                                                               15,794                     15,794
Net issuance of common stock under
   incentive stock option plan.....      123      1,385        19       (295)                                                 1,090
Repurchase of common stock under
   stock repurchase program........     (677)                 677   $ (6,592)                                                (6,592)
Cash dividends on common stock
  ($.16 per share).................                                                               (1,577)                    (1,577)
Foreign currency translation
  adjustment ......................                                                                             (1,714)      (1,714)
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                               (256)        (256)
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2002 ......    9,663   $ 18,733     2,519   $(22,090)     $  4,909      $133,869      $ (3,691)    $131,730
Net income ........................                                                                9,152                      9,152
Net issuance of common stock under
   incentive stock option plan.....      102      1,638        55     (1,079)                                                   559
Tax iffect of options exercised -
   disqualifying dispositions......                                                    189                                      189
Cash dividends on common stock
  ($.20 per share).................                                                               (1,948)                    (1,948)
Foreign currency translation
  adjustment ......................                                                                             (2,201)      (2,201)
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                                460          460
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2003 ......    9,765   $ 20,371     2,574   $(23,169)     $  5,098      $141,073      $ (5,432)    $137,941
                                     =======   ========     =====   ========      ========      =========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                For the Years Ended September 30
                                                --------------------------------
                                                  2003        2002        2001
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................  $  9,152   $  15,794   $     764
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation ..........................    13,878      14,375      14,620
      Amortization ..........................      --           733         731
      Deferred income taxes .................     1,315       1,252        (995)
      Equity in net (income) loss of
        unconsolidated affiliates............    (1,058)     (1,540)      6,832
      (Gain) loss on disposals/writeoffs of
        property, plant and equipment .......      (369)        814          82
      Increase (decrease) in cash resulting
        from changes in:
          Trade accounts receivable .........      (948)     (8,891)      2,428
          Inventories .......................     3,608     (21,518)     12,981
          Prepaid expenses and other assets .    (1,805)     (1,094)       (665)
          Accounts payable ..................   (15,193)     22,779      (1,544)
          Accrued liabilities ...............    (2,478)      3,989       2,313
                                                --------    --------    --------
Net cash provided by operating activities ...     6,102      26,693      37,547
                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.   (14,637)     (7,132)     (9,830)
  Proceeds from sale of property,
    plant and equipment .....................     2,603         865         977
  Acquisition................................    (9,825)         --         --
  Distributions from unconsolidated
    affiliates...............................        45          73         --
  Investment in and advances to
    unconsolidated affiliates................    (2,000)          4      (1,203)
                                                --------    --------    --------
Net cash used in investing activities .......   (23,814)     (6,190)    (10,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ..............    58,500      24,000      70,000
  Principal payments on long-term debt ......   (38,759)    (38,735)    (96,249)
  Cash dividends on common stock ............    (1,948)     (1,577)     (1,237)
  Repurchase of common stock ................    (1,079)     (6,887)     (1,392)
  Net issuance of common stock under
    stock option plans ......................     1,638       1,385          61
 Other ......................................       175         175         175
                                                --------    --------    --------
Net cash provided by (used in) financing
  activities ................................     18,527    (21,639)    (28,642)
                                                --------    --------    --------
Effect of exchange rate changes on cash .....       (184)      (117)         62
                                                --------    --------    --------
Net increase (decrease) in cash and
  cash equivalents ..........................        631     (1,253)     (1,089)
Cash and cash equivalents, beginning of year.      2,127      3,380       4,469
                                                --------    --------    --------
Cash and cash equivalents, end of year ......   $  2,758   $  2,127    $  3,380
                                                ========    ========    ========

Supplemental Cash Flow Disclosures:
  Cash payments for interest ................   $  4,878   $  5,162    $  7,232
  Cash payments for taxes ...................   $  5,636   $  6,219    $  3,955

Supplemental Schedule of Noncash Investing and Financing Activities:
  Fair value of assets acquired..............   $  9,845     $   --     $   --
Liabilities assumed .........................         20         --         --
                                                --------    --------    --------
Net cash paid ...............................   $  9,825     $   --     $   --
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

Principles of Consolidation: The consolidated financial statements include the accounts of Steel Technologies Inc. and its majority-owned subsidiaries (the Company). The Company's investments in unconsolidated affiliates are accounted for by the equity method based on the percentage of common ownership and control. All significant intercompany transactions have been eliminated.

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

Depreciation and Amortization: Depreciation is computed using the straight-line method with the following estimated useful lives:

           Buildings and improvements  10 - 25 years
           Machinery and equipment      3 - 12 years

When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in results of operations. Maintenance and repairs are expensed in the year incurred. The Company capitalizes interest costs as part of the cost of constructing major facilities. Interest costs of $167,000, $80,000 and $285,000 were capitalized in 2003, 2002 and 2001, respectively.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired through acquisitions accounted for using the purchase method of accounting. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" and ceased amortization of goodwill (see Note 6).

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

Stock-Based Compensation: At September 30, 2003, the Company had stock-based compensation plans which are described more fully in Note 13. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been impacted as follows (in thousands except per share data):


                                              For the Years Ended September 30
                                              --------------------------------

(In thousands, except per share results            2003       2002       2001
 ----------------------------------------------------------------------------
Net income - as reported                          $9,152    $15,794    $  764
Total stock-based employee compensation expense
  (benefit) determined under fair value based
  method for all awards, net of taxes                160        (10)      305
                                                 -------    -------    ------
Net income - pro forma                            $8,992    $15,804    $  459
                                                 =======    =======    ======
Diluted net income per share - as reported        $ 0.92    $  1.60    $ 0.07
Diluted net income per share - pro forma          $ 0.91    $  1.60    $ 0.04
Basic net income per share - as reported          $ 0.94    $  1.62    $ 0.07
Basic net income per share - pro forma            $ 0.92    $  1.62    $ 0.04

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

Foreign Currency Translation: The Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of the Mexican subsidiary are translated into U.S. dollars at the year-end rate of exchange, and revenues and expenses are translated at average rates of exchange in effect during the period. Resulting translation adjustments are reported as a component of comprehensive income. Foreign currency transaction gains (losses) are included in sales when incurred and were $353,000, $371,000 and ($256,000) for the fiscal years ending 2003, 2002 and 2001, respectively.

Comprehensive Loss: Accumulated other comprehensive loss consists of the following:

                                                           September 30
                                                  ------------------------------
      (In thousands)                                     2003        2002
      --------------------------------------------------------------------------

      Cumulative translation adjustment                 $5,272      $3,071
      Unrealized loss on cash flow hedges, net of tax      160         620
                                                        ------      ------
                                                        $5,432      $3,691
                                                        ------      ------

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


2.  ACQUISITIONS:

On March 7, 2003 the Company completed the purchase of certain assets from Cold Metal Products, Inc. (Cold Metal Products) as approved by the U.S. Bankruptcy Court in Youngstown, Ohio. The purchase price consisted of approximately $9,825,000 and the assumption of approximately $20,000 of liabilities. The assets purchased included land, building and certain steel processing equipment at the Ottawa, Ohio facility, certain equipment located in Indianapolis, Indiana and selected inventory and accounts receivable. The Company financed the acquisition with its existing credit facility.

The acquisition has been recorded under the purchase method of accounting, with the operating results being included in the Company's consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the assets of Cold Metal Products had occurred at the beginning of the corresponding period.




                                                 Years Ended September 30
 (In thousands except per share data)          ----------------------------
 (Unaudited)                                     2003      2002      2001
---------------------------------------------------------------------------
Sales                                          $524,368  $512,867  $474,217
Net income                                     $  9,039  $ 16,233  $  3,023
Diluted net income per share                   $   0.91  $   1.64  $   0.29
Basic net income per share                     $   0.93  $   1.66  $   0.29

This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results.


3.  INVENTORIES:
Inventories consist of:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2003         2002
    ----------------------------------------------------------------------------

    Raw materials                                       $  58,204   $  66,535
    Finished goods and work in process                     26,097      21,206
                                                        ---------   ---------
                                                        $  84,301   $  87,741
                                                        =========   =========

4.  PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment and related accumulated depreciation at September 30, 2003 and 2002 consist of the following:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2003         20021
    ----------------------------------------------------------------------------

    Land and improvements                               $  5,953     $  4,026
    Buildings and improvements                            60,732       59,717
    Machinery and equipment                              141,104      134,199
    Construction in progress                              10,517        3,142
    Assets held for sale                                     200        1,854
                                                        --------     --------
                                                         218,506      202,938
    Less accumulated depreciation                        111,891      100,378
                                                        --------     --------
                                                        $106,615     $102,560
                                                        ========     ========

5. INVESTMENTS IN  UNCONSOLIDATED  AFFILIATES:
Mi-Tech Steel owns and operates four high-volume steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers in the United States. Summarized condensed financial information of Mi-Tech Steel, a fifty percent owned company accounted for by the equity method follows:

                                                              September 30
        BALANCE SHEET (In  thousands)                      2003           2002
        ------------------------------------------------------------------------

        Assets:
           Current assets                               $ 54,247       $  51,374
           Other  assets                                  31,796          27,660
        Liabilities:
           Current liabilities                          $ 31,610       $  48,573
           Long-term liabilities                          22,390            --


                                            For the Years Ended September 30
                                         ---------------------------------------

        INCOME STATEMENT (In thousands)       2003        2002         2001
                                         ---------------------------------------

        Net Sales                          $142,559     $141,323     $137,336
        Net Income (Loss)                  $  1,581     $  2,614     $(11,559)

The Company's equity in undistributed net income of Mi-Tech Steel was $6,421,000 and $5,631,000 at September 30, 2003 and 2002, respectively. Pursuant to an agreement, the Company loaned Mi-Tech Steel $2,000,000 on September 30, 2003. The loan is subordinate to all existing Mi-Tech Steel loans and matures September 30, 2006. Interest is paid at maturity at a LIBOR based interest rate.

In March 2001, Mi-Tech Steel discontinued its Decatur, Alabama operation. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," Mi-Tech Steel recorded an impairment charge associated with this facility based on its estimates of fair value. In addition, Mi-Tech Steel wrote down its minority investment in San Diego Coil Center in March 2001 when it determined operation was not able to sustain an earnings capacity that justified the carrying amount of its investment. The Company's share of Mi-Tech Steel's impairment charges recorded during the second quarter of fiscal 2001 was approximately $6.5 million.

In April 2003, Mi-Tech Steel restarted its slitting operations in Decatur and is being reimbursed for operating costs by Steel Technologies Inc. and Mi-Tech Steel's other owner. Mi-Tech Steel is pursuing alternatives to sell its pickling equipment and facility in Decatur.

The Company has various transactions with Mi-Tech Steel. The Company has recorded sales of $1,931,000, $2,767,000 and $2,579,000 in 2003, 2002 and 2001,
respectively and accounts receivable of $53,000 and $209,000 as of September 30, 2003 and 2002, respectively for products and services sold at prevailing market prices to Mi-Tech Steel. The Company has also purchased equipment from Mi-Tech Steel during 2002 for $975,000. Included in operating income of the Company are management fees, Decatur operating expense reimbursement and equity from the net income (losses) of Mi-Tech Steel totaling $1,131,000, $2,003,000 and ($5,084,000) in 2003, 2002 and 2001, respectively.

During the second quarter of fiscal 2001, the Company determined that Processing Technology Inc. (PTI), an unconsolidated affiliate accounted for by the cost method, was not able to sustain an earnings capacity which justified the carrying amount of its investment due to the deteriorating financial condition of PTI and its principal customer. Accordingly, the Company wrote off its
approximate  $1  million   investment  in  PTI  in  accordance  with  Accounting
Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." In 2002, PTI filed a Certificate of Dissolution with its state of incorporation.

In September 2001, the Company purchased 49% of Ferrolux Metals Co., LLC (Ferrolux) from Ferragon Corporation. Ferrolux operates a facility in Wayne, Michigan as a steel processor specializing in exposed automotive products. The Ferrolux affiliate is accounted for by the equity method of accounting.


6.  GOODWILL:
The Company adopted Statement of Financial Accounting Standard No. 142 (SFAS No.
142), "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment annually using a fair-value based approach. During the quarter ended December 31, 2002, the Company performed the initial impairment test of goodwill and no impairments were indicated. The annual impairment test was performed during the fourth quarter of fiscal 2003 and no impairments were indicated.

The following table adjusts reported net income and earnings per share for the years ended September 30, 2002 and 2001 to exclude amortization of goodwill.


                                                            September 30
                                                    --------------------------
(In thousands except per share data)                  2003     2002     2001
------------------------------------------------------------------------------
Net income as reported                               $ 9,152  $15,794  $   764
Add back amortization of goodwill                        --       733      731
                                                     -------  -------  -------
Adjusted net income                                  $ 9,152  $16,527  $ 1,495
                                                     =======  =======  =======

Earnigns per common share as reported - diluted        $0.92    $1.60    $0.07
Add back amortization of goodwill                        --      0.07     0.07
                                                     -------  -------  -------
Adjusted earnings per common share - diluted           $0.92    $1.67    $0.14
                                                     =======  =======  =======

Earnigns per common share as reported - basic          $0.94    $1.62    $0.07
Add back amortization of goodwill                        --      0.07     0.07
                                                     -------  -------  -------
Adjusted earnings per common share - basic             $0.94    $1.69    $0.14
                                                     =======  =======  =======

7.  LONG-TERM DEBT:
Long-term debt consists of the following:

                                                            September 30
                                                   -----------------------------
        (In thousands)                                  2003           2002
        ------------------------------------------------------------------------

        Notes payable to bank, unsecured under
         current line of credit; interest rates at
         September 30, 2003 and 2002 ranged from
         2.79% to 4.00% and 3.43% to 4.75%,
         respectively                                  $ 89,000     $ 63,500
        Notes payable, unsecured, interest due
         monthly at 8.52%                                11,400       17,120
        Other                                              --             76
                                                       --------     --------
                                                        100,400       80,659
        Less amount due within one year                   5,720        5,759
                                                       --------     --------
                                                       $ 94,680     $ 74,900
                                                       ========     ========


During 2003, the Company reached an agreement with its bank group to increase availability under its unsecured line of credit from $125,000,000 to $151,000,000 and extend the maturity date to August 31, 2005. Interest on the line of credit in paid with various variable options on the interest rate, none of which are greater than the bank's prime. The Company has elected to use both the LIBOR based interest rate and the prime interest rate on its outstanding borrowings under the agreement. At September 30, 2003, there was $89,000,000 outstanding on the credit facility.

In April 1995, the Company entered into a $40,000,000 private placement note. The Company has approximately $11,400,000 outstanding at September 30, 2003 on the ten-year note which requires annual principal payments of $5,720,000 in March 2004 and $5,680,000 in March 2005.

The aggregate amounts of all long-term debt to be repaid for the years following September 30, 2003, are: 2004, $5,720,000; 2005, $94,680,000. Provisions
contained in the Company's various debt agreements require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. The Company estimates that the fair value of fixed interest debt instruments approximates $11,887,000 at September 30, 2003. The fair value of the Company's debt is estimated based on quoted market rates or current rates offered to the Company on comparable remaining maturities.


8. FINANCIAL  INSTRUMENTS:
In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into two separate interest rate swap contracts with major financial institutions on August 30, 2001. Under the terms of the first contract which matured in August 2003, the Company received a LIBOR based variable interest rate and paid a fixed interest rate of 4.24% on a notional amount of $15 million. Under the terms of the second contract which matures in February 2004, the Company receives a LIBOR based variable interest rate and pays a fixed interest rate of 4.48% on a notional amount of $15 million. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of the applicable month, which is consistent with the variable rate determination on the underlying debt.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended, establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. SFAS No. 133 requires all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive loss and recognized in the income statement along with the related results of the hedged item. SFAS No.

133 requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for hedge accounting treatment.

The Company has designated its interest rate swap contracts as cash flow hedges of anticipated interest payments under its variable rate line of credit agreement. Gains and losses on these swaps that are recorded in accumulated other comprehensive loss will be reclassified into net income as interest expense, net in the periods in which the related variable interest is paid. The Company expects to reclassify approximately $160,000 recorded in accumulated other comprehensive loss into net income as interest expense, net over the next fiscal year.


9. SHAREHOLDERS' EQUITY:

In April 1998, the Company adopted a shareholder rights plan by declaring a dividend of one right for each share of Common Stock outstanding payable to shareholders of record on May 14, 1998. Each right entitles shareholders to buy one one-hundredth of a share of series A junior participating preferred stock for $50 per share. The rights may be exercised only if a person or group acquires 20% or more of the outstanding shares of common stock or announces a tender offer or exchange offer that would result in ownership of 20% or more of the common stock. The rights currently trade with the Company"s common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in 2008.

The Company"s Articles of Incorporation authorized 500,000 shares of no par value preferred stock, of which 200,000 shares have been reserved and designated Series A 1998 junior participating preferred stock for possible issuance under the Company's shareholder rights plan. As of September 30, 2003, no preferred shares have been issued.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. Shares were purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. The Company has completed the program with 2,500,000 shares for an aggregate of $21,795,000 as of September 30, 2002. During fiscal 2002 and 2001, the Company repurchased approximately 677,000 and 253,000 shares of common stock for $6,592,000 and $1,392,000, respectively.


10. RETIREMENT PLAN:
The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. Total retirement plan expense was $1,015,000 in 2003, $948,000 in 2002 and $792,000 in 2001. The Company follows the policy of funding retirement plan contributions as accrued.

11.  INCOME TAXES:

The following table represents the components of the provision for income taxes:

                                             For the Years Ended September 30
                                         ---------------------------------------
     (In thousands)                          2003         2002         2001
     ---------------------------------------------------------------------------

     Current:
       Federal                             $ 3,043      $ 7,073      $ 4,057
       State, local and foreign               (218)       1,346        1,671
                                           -------      -------      -------
                                             2,825        8,419        5,728
                                           =======      =======      =======

     Deferred:
        Federal                                166          521         (154)
        State, local and foreign             1,149          731         (841)
                                           -------     --------     --------
                                             1,315        1,252         (995)
                                           -------     --------     --------
                                           $ 4,140      $ 9,671      $ 4,733
                                           =======     ========     ========

Undistributed earnings of the Company's foreign subsidiaries at September 30, 2003, are considered to be indefinitely reinvested. Accordingly, the calculation of and provision for deferred taxes are not practicable. Upon distribution of those earnings in the form of dividends or otherwise, the earnings may become taxable.

Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:



                                                            September 30
                                                   -----------------------------
        (In thousands)                                 2003           2002
        --------------                             -----------------------------
        Deferred tax assets:
          Inventory capitalization                 $    177        $       4
          Provision for doubtful accounts               370              570
          Interest rate swap                             92              380
          Non deductible liabilities                    559            1,029
                                                   ---------        ---------
             Total deferred tax assets                1,198            1,980

        Deferred tax liabilities:
          Accelerated depreciation                   10,113           10,631
          Assets deductible for tax purposes          3,715            3,056
          Undistributed earnings of
            unconsolidated affiliate                    494              434
          Other, net                                    550              218
                                                   ---------        ---------
             Total deferred tax liabilities          14,872           14,339
                                                   ---------        ---------
        Net deferred tax liabilities               $(13,674)        $(12,359)
                                                   =========        =========

A reconciliation of the provision for income taxes with amounts computed by applying the federal statutory rate to income before income taxes follows:

                                             For the Years Ended September 30
                                             --------------------------------
                                               2003       2002       2001
                                               ----       ----       ----
    Tax at U.S. federal statutory rate         34.0%      35.0%      34.2%
    State and local income taxes, net
       of U.S. federal tax benefit              3.1        3.0        3.5
    Equity in net (income) loss of
       unconsolidated affiliates               (2.2)      (1.8)      45.0
    Revision of prior year income tax
       estimates and adjustment for
       non-recurring state income tax matter   (4.2)      (0.4)        -
    Other, net                                  0.4        2.2        3.4
                                               ----       ----       ----
                                               31.1%      38.0%      86.1%
                                               ====       ====       ====

12.  OPERATING  LEASES:
The Company leases certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $1,540,000, $1,671,000 and $1,736,000 for the years ended September 30,
2003, 2002 and 2001, respectively. Future minimum lease payments for non-cancelable operating leases having a remaining term in excess of one year at September 30, 2003 are as follows (in thousands):


                            Amount
                            ------
2004                        $  737
2005                           661
2006                           515
2007                           430
2008                           295
Thereafter                     115
                            ------
Total                       $2,753
                            ======


13.  STOCK OPTION PLANS:
Under its employee stock option plans, the Company may grant employees incentive stock options to purchase shares at not less than 100% of market value at date of grant or non-qualified stock options at a price determined by the
Compensation Committee of the Company's Board of Directors. Generally, options are exercisable at the rate of 20% a year beginning one year from date of grant and expire ten years from the date of grant.

As permitted under APB 25, the Company does not recognize compensation expense related to stock options, as no stock options are granted below the market price on the date of grant (see Note 1).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended September 30, 2003 and 2001:


                                              2003    2002
                                              ----    ----
Expected dividend yield                        1.5%    1.9%
Expected stock price volatility               46.0%   46.0%
Weighted average risk-free interest rate       3.5%    5.9%
Expected life of options (years)               7.0     7.0

The fair value of options granted during 2003 and 2001 are $6.13 and $4.40 per share, respectively. There were no options granted during 2002.

The summary of the status of all of the Company's stock incentive plans as of September 30, 2003, 2002 and 2001 and changes during the years then ended is presented below:

                                                                      Average
                                Shares Under    Range of Option      Exercise
                                   Plans        Prices Per Share       Price
                                ------------  ---------------------  --------
   Balance, September 30, 2000     627,500    $  6.67  -  $   12.79  $ 10.71
   Granted                         214,000         $  5.34           $  5.34
   Exercised                           -           $   -             $    -
   Canceled                        (50,000)   $  6.67  -  $   12.79  $  9.12
                                   -------    ---------------------  -------
   Balance, September 30, 2001     791,500    $  5.34  -  $   12.51  $  9.36
   Granted                             -           $   -             $    -
   Exercised                      (135,850)   $  5.34  -  $   12.00  $  9.76
   Canceled                        (85,000)   $  8.73  -  $   12.51  $ 11.54
                                   -------    ---------------------  -------
   Balance, September 30, 2002     570,650    $  5.34  -  $   12.00  $  8.94
   Granted                         195,000    $ 10.49  -  $   11.54  $ 10.72
   Exercised                      (150,385)   $  5.34  -  $   11.63  $ 10.33
   Canceled                         (1,000)        $  11.38          $ 11.38
                                   -------    ---------------------  -------
   Balance, September 30, 2003     614,265    $  5.34  -  $   12.00  $  9.16
                                   -------    ---------------------  -------


The following table summarizes information about stock options outstanding and exercisable:

                                         September 30, 2003
                 ---------------------------------------------------------------
                           Options Outstanding:            Options Exercisable:
                 ------------------------------------  -------------------------
                                 Weighted
                                 Average    Weighted
                      Number    Remaining    Average    Number
   Range of        Outstanding   Contract   Exercise  Exercisable   Weighted
  Exercise Prices  at 9/30/02     Life       Price    at 9/30/02  Exercise Price
--------------------------------------------------------------------------------
 $ 5.34 - $ 8.00     223,600    6.74 years   $ 5.83      76,600     $ 6.32
 $ 8.00 - $12.00     390,665    6.76 years   $11.06     191,665     $11.39
----------------     -------    ----------   ------     -------    -------
 $ 5.34 - $12.00     614,265    6.75 years   $ 9.16     268,265     $ 9.94


At September 30, 2003, there were 91,000 shares available for granting of stock options under the Company's stock option plans. All unexercised options expire from 2004 to 2013.

12.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the numerator of the basic and diluted per share computations:

                                                         For the Years Ended
                                                           September 30
                                                     --------------------------
(In thousands, except for share results)             2003      2002       2001
-------------------------------------------------------------------------------
   Net income ...................................   $ 9,152   $15,794   $   764
                                                    -------   -------   -------
 Shares (denominator) used for diluted share
  computations:
  Weighted average shares of common stock
  outstanding ...................................     9,748     9,762    10,267
  Plus: dilutive effect of stock options ........       151       124        41
                                                    -------   -------   -------
      Adjusted weighted average shares ..........     9,899     9,886    10,308
                                                    -------   -------   -------
Shares (denominator) used for basic per share
  computations:
  Weighted average shares of common stock
  outstanding ...................................     9,748     9,762    10,267
                                                    -------   -------   -------
   Net income per share data:
      Basic .....................................   $  0.94   $  1.62   $  0.07
      Diluted ...................................   $  0.92   $  1.60   $  0.07


Options to purchase 175,665 and 567,500 shares for the years ended September 30, 2003 and 2001, respectively, were excluded from the calculations above because the exercise prices of the options were greater than the average market price of the Company's stock during the periods. All outstanding options are included in the diluted earnings per share calculation above for the year ended September 30, 2002.

15.  RELATED PARTY TRANSACTIONS:
The Company has various transactions with Mi-Tech Steel (see Note 5).

The Company has recorded sales of $6,936,000, $4,674,000 and $3,629,000 in 2003,
2002 and 2001, respectively and has accounts receivable of $1,337,000 and $1,029,000 as of September 30, 2003 and 2002, respectively, for products sold to a company owned by certain officers and directors of the Company. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties.

During 2002, the Company repurchased 600,000 shares of its common stock from its founding chairman for $6,000,000.


16.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 121 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on October 1, 2002 and the adoption of SFAS No. 144 did not have a material impact on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including certain lease termination costs and severance-type costs under a one-time benefit arrangement rather than an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 requires liabilities associated with exit or disposal activities to be expensed as incurred and will impact the timing of recognition for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 during the quarter ended March 31, 2003 and the adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right
(variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46, as amended by FASB Staff Position 46-6, "Effective Date of FIN 46," are effective immediately for VIEs created after January 31, 2003 and no later than December 31, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company is in the process of evaluating the effect of FIN 46 and has not determined whether its adoption will have a material impact on our financial position, results of operations or cash flows.

The FASB also recently issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS No. 150 relating to certain mandatorily redeemable noncontrolling interests, as amended by FASB Staff Position 150-3, "Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150," have been deferred indefinitely. The provisions of SFAS No. 150 are effective immediately for all other financial instruments. The adoption of SFAS No. 150 did not have a material impact on our financial position, results of operations or cash flows.

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Steel Technologies Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Steel Technologies Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to consolidated financial statements, the Company ceased amortizing goodwill effective October 1, 2002.


PricewaterhouseCoopers LLP


Louisville, Kentucky
October 29, 2003

                                   EXHIBIT 14

    Code of Ethics for the Chief Executive Officer, Financial Executives, and
                            Financial Professionals

Steel Technologies Inc. is strongly committed to conducting its business with honesty and integrity and in compliance with all applicable laws and regulations. Financial executives and professionals hold important positions in our corporate governance structure because of their role in balancing, protecting and preserving the interests of all of our stakeholders. This Code of Ethics for the Chief Executive Officer, Financial Executives, and Financial Professionals contains specific principles to which the Chief Executive Officer, Chief Financial Officer, Controller, and Tax Manager are expected to adhere. This Code of Ethics is intended to supplement the Code of Business Conduct. This code is intended to be our Code of Ethics pursuant to the provisions of Section 406 of the Sarbanes-Oxley Act of 2002 and related rules of the Securities and Exchange Commission.

All such executives and  professionals  will:

1. Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

2. Provide our stakeholders with information that is accurate, complete, objective, relevant, timely and understandable.
3. Comply with rules and regulations of federal, state, provincial and local governments, and other appropriate private and public regulatory agencies.
4. Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

5. Respect the confidentiality of information acquired in the course of one's work except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one's work will not be used for personal advantage.

6.   Share  knowledge  and  maintain  skills   important  and  relevant  to  our
     stakeholders' needs.

7. Proactively promote ethical behavior as a responsible partner among peers in one's work environment.

8. Achieve responsible use of and control over all assets and resources employed or entrusted to us.
9. Report known or suspected violations of this Code in accordance with all applicable rules of procedure.
10.  Be accountable for adhering to this Code.
11. Not unduly or fraudulently influence, coerce, manipulate or mislead any authorized audit or interfere with any auditor engaged in the performance of an internal or independent audit of our financial statements or accounting books and records.

We will promptly disclose the nature of any amendment (other than administrative or non-substantive amendments) to or waiver from this Code of Ethics as may be required by applicable rules of the Securities and Exchange Commission and the Nasdaq Stock Market.

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

                                  EXHIBIT 23.1
                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Nos. 333-66318, 333-21279, 333-21359 and 333-91798)
of Steel Technologies Inc. and Subsidiaries of our report dated October 29, 2003, relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated October 29, 2003 relating to the financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers LLP



Louisville, Kentucky
December 16, 2003

                                  EXHIBIT 31.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Bradford T. Ray, certify that:
1. I have reviewed this annual report on Form 10-K of Steel Technologies Inc. for the fiscal year ending September 30, 2003;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 12, 2003

/s/ Bradford. T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Joseph P. Bellino, certify that:
1. I have reviewed this annual report on Form 10-K of Steel Technologies Inc. for the fiscal year ending September 30, 2003;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  December 12, 2003

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Annual Report on Form 10-K of the Company for the year ended September 30, 2003:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Bradford T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer
Date: December 12, 2003

                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Joseph P. Bellino, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Annual Report on Form 10-K of the Company for the year ended September 30, 2003:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief  Financial  Officer
Date: December 12, 2003

                                   Exhibit 99
                   Financial Statements of Mi-Tech Steel Inc.








                       Mi-Tech Steel, Inc. and Subsidiary
              Report on Audits of Consolidated Financial Statements

              for the years ended September 30, 2003, 2002 and 2001

                                 C O N T E N T S
                                                                       Pages
                                                                       -----

Report of Independent Accountants                                        1

Financial Statements:

     Consolidated Balance Sheets                                         2
     Consolidated Statements of Operations                               3
     Consolidated Statements of Shareholders' Equity                     4
     Consolidated Statements of Cash Flows                               5
     Notes to Consolidated Financial Statements                         6-14

                        Report of Independent Auditors


Board of Directors
Mi-Tech Steel, Inc. and Subsidiary

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Mi-Tech Steel, Inc. and Subsidiaries at September 30, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


October 29, 2003

                       Mi-Tech Steel, Inc. and Subsidiary
                          Consolidated Balance Sheets


                                                         September 30
                                                  -----------------------------
                                                        2003            2002
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents....................   $   5,562,207   $     719,026
  Trade accounts receivable, less
    allowance for doubtful accounts:
    $534,006 in 2003 and $483,706 in 2002 .....      18,733,434      17,722,796
  Inventories..................................      29,012,390      32,102,365
  Deferred income taxes........................         286,348         304,442
  Income taxes refundable......................         574,116            --
  Prepaid expenses and other assets............          78,825         124,224
                                                  -------------   -------------
      Total current assets ....................      54,247,320      50,972,853
                                                  -------------   -------------
Property, plant and equipment (at cost), net...      30,578,547      25,817,874
                                                  -------------   -------------
Deferred income taxes - long-term..............       1,005,341       1,787,014
Other assets ..................................         211,926          55,534
                                                  -------------   -------------
                                                  $  86,043,134   $  78,633,275
                                                  =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $  25,665,052   $  22,030,913
   Accrued liabilities ........................       2,005,007       1,640,537
   Long-term debt due within one year .........       3,940,000      24,500,000
                                                  -------------   -------------
      Total current liabilities ...............      31,610,059      48,171,450

Long-term debt ................................      22,390,349          --
                                                  -------------   -------------
     Total liabilities ........................      54,000,408      48,171,450
                                                  -------------   -------------
Commitments and contingencies .................           --              --

Shareholders' equity:
   Common stock:
     Class A, $4,000 par value; 2,400 shares
     authorized, issued and outstanding .......       9,600,000       9,600,000
     Class B, $4,000 par value; 2,400 shares
     authorized, issued and outstanding .......       9,600,000       9,600,000
   Retained earnings ..........................      12,842,726      11,261,825
                                                  -------------   -------------
     Total shareholders' equity ...............      32,042,726      30,461,825
                                                  -------------   -------------
                                                  $  86,043,134   $  78,633,275
                                                  =============   =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       Mi-Tech Steel, Inc. and Subsidiary
                     Consolidated Statements of Operations

                                          For the Years Ended September 30
                                          --------------------------------
                                             2003       2002       2001
--------------------------------------------------------------------------
Sales ..............................   $142,558,685  $141,322,783  $137,335,909
Cost of goods sold .................    133,730,277   130,950,677   127,597,551
                                       ------------  ------------  ------------
  Gross profit .....................      8,828,408    10,372,106     9,738,358
Selling, general and administrative
  expenses .........................      5,609,844     5,448,108     5,430,143
Asset impairment charge (Note 4)....          --            --       18,962,106
                                       ------------  ------------  ------------
  Operating income (loss) ..........      3,218,564     4,923,998   (14,653,891)
Loss on disposals/writeoffs of
  property, plant and equipment ....         33,823        27,949        14,476
Interest expense, net ..............        679,173       568,476     2,203,238
                                       ------------  ------------  ------------
  Income (loss) before income taxes.      2,505,568     4,327,573   (16,871,605)
Provision (benefit) for income
  taxes
     Current........................        124,900       641,678       155,881
     Deferred.......................        799,767     1,071,822    (5,468,334)
                                       ------------  ------------  ------------
                                            924,667     1,713,500    (5,312,453)
                                       ------------  ------------  ------------
  Net income (loss) ................   $  1,580,901  $  2,614,073  $(11,559,152)
                                       ============  ============  ============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       Mi-Tech Steel, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity

                         For the Years Ended September 30, 2003, 2002 and 2001
                       ---------------------------------------------------------
                          Class A         Class B
                       Common Stock    Common Stock
                      --------------  --------------
                                                         Retained
                      Shares  Amount  shares   Amount    Earnings    Total
--------------------------------------------------------------------------------

Balances
 September 30, 2000.. 2,400 $9,600,000 2,400 $9,600,000 $20,206,904 $39,406,904

Net loss ............    --      --      --       --    (11,559,152)(11,559,152)
                      ----- ---------- ----- ---------- ----------- -----------
Balances
 September 30, 2001.. 2,400  9,600,000 2,400  9,600,000   8,647,752  27,847,752

Net income ..........   --       --      --       --      2,614,073   2,614,073
                      ------ ---------- ----- ---------- ----------- -----------
Balances
 September 30, 2002.. 2,400 $9,600,000 2,400 $9,600,000 $11,261,825 $30,461,825

Net income ..........   --       --      --       --      1,580,901   1,580,901
                      ------ ---------- ----- ---------- ----------- -----------
Balances
 September 30, 2003.. 2,400 $9,600,000 2,400 $9,600,000 $12,842,726 $32,042,726
                      ====== ========== ===== ========== =========== ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       Mi-Tech Steel, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                             For the Years Ended September 30
                                         ---------------------------------------
                                             2003           2002        2001
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ..................   $  1,580,901  $ 2,614,073  $(11,559,152)
 Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
   Depreciation .....................      2,426,109    2,349,177     3,172,617
   Deferred income taxes ............        799,767    1,071,822    (5,468,334)
   Provision for losses on trade
    accounts receivable..............         60,000       75,000       102,000
   Loss on dispos`als/writeoffs of
    property plant and equipment ....         33,823       27,949        14,476
   Asset impairment charge (Note 4) .           --          --       18,962,106
   (Decrease) Increase in cash
      resulting from changes in:
       Trade accounts receivable ....     (1,070,638)     145,191    (1,512,761)
       Inventories ..................      3,089,975  (14,493,340)   16,171,391
       Prepaid expenses and other
         assets .....................       (110,933)     (29,774)      116,399
       Accounts payable .............      3,634,139    4,981,707    (2,499,222)
       Accrued liabilities and income
         taxes refundable ...........       (209,646)    (175,398)     (250,710)
                                        ------------- ------------  ------------
Net cash provided by (used in)
 operating activities ...............     10,233,437   (3,433,593)   17,248,810
                                        ------------- ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
   equipment ........................     (7,221,416)  (1,225,303)   (1,476,163)
  Proceeds from sale of property,
   plant and equipment ..............            811    1,063,837        63,609
                                        ------------- ------------  ------------
Net cash used in investing activities     (7,220,605)    (161,466)   (1,412,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .......    14,250,349   10,000,000     5,000,000
  Principal payments on long-term debt   (12,420,000)  (8,105,240)  (21,302,640)
                                        ------------- ------------  ------------
Net cash provided by (used in)
 financing activities ................     1,830,349    1,894,760   (16,302,640)
                                        ------------- ------------  ------------
Net increase (decrease) in cash and
 cash equivalents ....................     4,843,181   (1,700,299)     (466,384)
Cash and cash equivalents, beginning
 of year .............................       719,026    2,419,325     2,885,709
                                        ------------ ------------- -------------
Cash and cash equivalents, end
 of year ............................   $  5,562,207  $   719,026   $ 2,419,325
                                        ============  ============  ============

Supplemental Cash Flow Disclosures:
  Cash payments for interest .......  $      774,000  $   927,000   $ 2,480,000
  Cash payments for taxes ..........  $      797,000  $   293,000   $    42,000



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

Mi-Tech Steel, Inc. and Subsidiary
Notes to Consolidated Financial Statements




1.   Summary of Significant Accounting Policies:

Description of Business: Mi-Tech Steel, Inc. and subsidiaries (the Company) owns and operates four high-volume steel slitting facilities to serve Japanese and domestic parts manufacturers in the Southeastern and Midwestern United States. A significant amount of sales is generated by selling manufacturing component parts to the automotive industry.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mi-Tech Steel, Alabama, Inc. and Mi-Tech Steel, Mississippi LLC. All significant intercompany accounts and transactions have been eliminated.

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



Depreciation: Depreciation is computed using the straight-line method with the following estimated useful lives:

             Buildings and improvements              10-25 years
             Machinery and equipment                 2-12 years

When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in results of operations. Maintenance and repairs are expensed in the year incurred. The Company capitalized interest costs as part of the cost of constructing major facilities. Interest costs of approximately $70,000 and $10,000 were capitalized in 2003 and 2001, respectively. There were no capitalized interest costs in fiscal 2002.

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



2.   Inventories: Inventories at September 30 consist of:

                                                              September 30
                                                        ------------------------
                                                            2002        2001
                                                        ------------------------

    Raw materials                                       $22,873,195 $26,838,175
    Finished goods and work in process                    6,139,195   5,264,190
                                                        -----------  -----------
                                                        $29,012,390 $32,102,365
                                                        ===========  ===========

3.   Property, Plant and Equipment

     Property, plant and equipment and related accumulated depreciation at September 30 consist of the following:


                                                          September 30
                                                    ----------------------------
                                                          2002         2001
                                                    ----------------------------

    Land and improvements                           $  1,742,025  $    774,846
    Buildings and improvements                        19,971,202    14,537,927
    Machinery and equipment                           23,072,180    19,948,090
    Construction in progress                           2,309,242       268,194
    Assets available for sale                          3,834,000     8,769,237
                                                    ------------  ------------
                                                      50,928,649    44,298,294
    Less accumulated depreciation                    (20,350,102)  (18,480,420)
                                                    ------------  ------------
                                                    $ 30,578,547  $ 25,817,874
                                                    ============  ============

4.   Asset Impairment Charge:

In January 2001, the Company announced the closure of its Decatur, Alabama operation which was completed during fiscal 2001. The closure occurred as a result of a weaker steel market in the southeastern United States region serviced by the Decatur slitting and pickling operations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company recorded an impairment charge of approximately $17.8 million based on its estimate of fair value.

In April 2003, the Company restarted its slitting operations in Decatur and is being reimbursed for operating costs by its shareholders. The Company is pursuing alternatives to sell its pickling equipment and facility in Decatur, which has a net book value of approximately $3.8 million at September 30, 2003, and has classified the assets as held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which amended SFAS No. 121.

During the second quarter of fiscal 2001, the Company determined that its 30% interest in San Diego Coil Center (SDCC), an unconsolidated affiliate between the Company and Mitsui and Co., Ltd. accounted for by the cost method, was not able to sustain an earnings capacity which justified the carrying amount of its investment. In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," the Company wrote off its $1.2 million investment in SDCC.

5.   Long-Term Debt:

     Long-term debt at September 30 consists of the following:


                                                            September 30
                                                   -----------------------------
                                                        2003           2002
                                                   -----------------------------

     Term loan, collateralized, due January
       2006; interest rate 2.13% at
       September 30, 2003                           $12,080,000    $    --
     Term loan, collateralized, due February
       2003; interest rate 2.39% at
       September 30, 2002                                --         12,500,000
     Notes payable to bank, collateralized, due
       June 2004; interest rate 1.75 and 2.30% at
       September 30, 2003 and 2002, respectively      2,000,000      7,000,000
     Term loan, collateralized, due June 2006;
       interest rate 4.44$ at September 30, 2003      8,250,000         --
     Notes payable to bank, collateralized under
       line of credit due February 2003; interest
       rate 3.50% at September 30, 2002                  --          5,000,000
     Notes payable to shareholders,
       uncollateralized, due September 2006;
       interest rate 3.14% at September 30, 2003      4,000,349         --
                                                    -----------    -----------
                                                     26,330,349     24,500,000
        Less amount due within one year               9,940,000     24,500,000
                                                    -----------    -----------
                                                    $22,390,349    $    --
                                                    ===========    ===========

In January 2003, the Company entered into a term loan for $12,500,000 with a banking institution independent of the bank providing the Company's existing line of credit. This term loan requires quarterly principal payments of $210,000 with a final payment of $10,190,000 upon its maturity in January 2006. The loan is collateralized by certain assets of the Company. The agreement bears interest at no greater than the federal funds rate. At September 30, 2003, there was $12,080,000 outstanding on this term loan. This term loan replaced an existing term loan which had an outstanding balance of $12,500,000 at September 30, 2002

In September 2002, the Company continued an uncommitted line of credit agreement for $15,000,000, collateralized by certain assets of the Company. The line was entered into for working capital purposes and is due June 2004. Borrowings under the agreement are limited to certain percentages of accounts receivable and inventory. The agreement bears interest at no greater than the federal funds rate. At September 30, 2003, there was $2,000,000 outstanding on this credit facility.

In  September   2003,  the  Company   entered  into  an  $8,250,000   term  loan
collateralized by certain assets of the Company. This term loan bears various interest rate options on the variable interest rate, none of which are greater than the bank's prime rate. The Company has elected to use the LIBOR based interest rate on its outstanding borrowings under the agreement. The agreement requires monthly principal payments of $100,000 beginning November 2003 with a final payment of $5,150,000 at maturity in June 2006. At September 30, 2003, there was $8,250,000 outstanding on this term loan. This term loan replaced an existing line of credit facility which had an outstanding balance of $5,000,000 at September 30, 2002.

Pursuant to an agreement, the Company borrowed a total of $4,000,000 in the form of $2,000,000 from each of its shareholders on September 30, 2003. The loans are subordinate to all existing loans and mature September 30, 2006. Principal and interest are paid at maturity at a LIBOR based interest rate.

The aggregate amount of all long-term debt to be repaid for the years following September 30, 2003 are:


                               Amount
                            -----------
2004                        $ 3,940,000
2005                          2,040,000
2006                         20,350,349
                            -----------
Total                       $26,330,349
                            ===========


Provisions contained in the Company's various debt agreements require the Company to maintain specified levels of net worth and comply with certain financial ratios. The lenders have the ability to call the debt if debt covenants were to be violated.

The carrying value of the Company's  long-tem debt  approximates  fair value.


6.  Retirement Plan:

The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. The total expense under the plan was approximately $183,000 in 2003, $191,000 in 2002, and $90,000 in 2001. The Company follows the policy of funding retirement plan contributions as accrued.

7.   Income Taxes:

     The following table represents the components of the provision for income taxes:


                                      For the Years Ended September 30
                                 -----------------------------------------
                                      2003          2002           2001
                                 -----------------------------------------

     Current:
       Federal                   $      --      $   441,630    $   143,789
       State and local               124,900        200,048         12,092
                                 -----------    -----------    -----------
                                     124,900        641,678        155,881
                                 ===========    ===========    ===========

     Deferred:
        Federal                      734,921      1,108,263     (5,381,403)
        State and local               64,846        (36,441)       (86,931)
                                 -----------    -----------    -----------
                                     799,767      1,071,822     (5,468,334)
                                 -----------    -----------    -----------
                                 $   924,667    $ 1,713,500    $(5,312,453)
                                 ===========    ===========    ===========

Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:

                                                            September 30
                                                  ------------------------------
                                                      2003             2002
                                                  ------------------------------
        Deferred tax assets:
          Asset impairment charge                  $6,036,544     $ 6,039,116
          Alternative minimum tax carryforwards       219,155         304,442
          Provision for doubtful accounts             208,262         188,645
          Inventory capitalization                     84,766          92,200
          Other, net                                   14,770         165,701
                                                  -----------     ------------
             Total deferred tax assets              6,563,497       6,790,104

        Deferred tax liabilities:
          Accelerated depreciation                 (5,271,808)     (4,698,648)
                                                  -----------     -----------
             Total deferred tax liabilities        (5,271,808)     (4,698,648)
                                                  -----------     -----------
        Net deferred tax asset                    $ 1,291,689     $ 2,091,456
                                                  ===========     ===========

     A reconciliation of the income tax provision with amounts computed by applying the federal statutory income tax rate to income before income taxes follows:


                                             For the Years Ended September 30
                                             --------------------------------
                                               2002       2001       2000
                                               ----       ----       ----
    Provision (benefit)at federal
       statutory rate                          34.0%      34.0%     (34.0)%
    State and local income taxes, net
     of income tax benefit                      3.0        3.9        --
    Non-deductible capital loss                 --         --         2.4
    Other                                      (0.1)       1.7        0.1
                                               -----      -----      -----
                                               36.9%      39.6%     (31.5)%
                                               =====      =====      =====


8.  Operating Leases:

The Company leases certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $534,000, $530,000 and $529,000 for the years ended September 30, 2003,
2002, and 2001, respectively. Future minimum lease payments for non-cancelable operating leases having an initial or remaining term in excess of one year at September 30, 2003 are as follows:


                               Amount
                            -----------
2004                        $ 139,000
2005                          129,000
2006                           99,000
2007                           85,000
2008                           78,000
Thereafter                     99,000
                            -----------
Total                       $ 629,000
                            ===========

9.   Related Party Transactions:

The Company is involved in various transactions with its shareholders. These transactions involve the purchases, processing and sales of inventories between companies and the payment of fees for services performed for the Company.

The following presents the related party transactions between the Company and its shareholders for each of the three years ended September 30:



                                          2003           2002            2001
                                       -----------    -----------    -----------
     Purchases of inventory            $41,260,000    $49,863,000    $41,484,000
     Sales of inventory                  1,865,000      1,176,000      1,330,000
     Management fees                     1,041,000        996,000        996,000
     Operating expense reimbursement       801,000          --             --
     Sale of equipment                        --          975,000          --



The following presents the related party balances between the Company and its shareholders at September 30:

                                                   2003           2002
                                                -----------    -----------
     Accounts payable - shareholders            $ 8,784,000    $11,015,000
     Accounts receivable from shareholders          206,000      2,305,000
     Notes payable - shareholders (see Note 5)    4,000,349         --



The Company has a management fee agreement with SDCC for certain services performed by the Company. The total fee income recorded was $149,600, $232,800, and $259,800 in 2003, 2002 and 2001, respectively.

The Company recorded sales of $1,740,000, $1,185,000, and $990,000 in 2003, 2002 and 2001 respectively and had accounts receivable of $344,000 and $293,000 as of September 30, 2003 and 2002, respectively, for products sold to a company owned by a certain officer of the Company. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties.


10.   Major Customers:

Sales to two customers accounted for 27%, 30% and 23% of the Company's sales in fiscal 2003, 2002 and 2001, respectively. Accounts receivable from these customers totaled approximately $6,189,000 and $7,316,000 at September 30, 2003 and 2002, respectively. The loss of one of these customers could have a material adverse effect on the Company's results of operations, financial position and cash flows.


11.
Subsequent Event (unaudited):

On October 31, 2003, the Company entered into an interest rate swap contract with a major financial institution in order to mitigate a portion of the market risk on its $8,250,000 term loan. Under the terms of the contract which matures in November 2005, the Company will receive a LIBOR based variable interest rate and will pay a fixed interest rate of 2.42% on a notional amount of $5 million. The variable interest rate paid on the contract is determined based on LIBOR on the last day of the applicable month, which is consistent with the variable rate determination on the underlying debt.