Form 10-Q
period 2003-12-31
STEEL TECHNOLOGIES INC
filed 2004-02-06
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No____

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date.

There were 9,804,043 shares outstanding of the Registrant's common stock as of January 31, 2004.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        December 31, 2003 and September 30, 2003 ..........................  3

        Condensed Consolidated Statements of Income and
        Comprehensive Income Three Months Ended
        December 31, 2003 and 2002 ........................................  4

        Condensed Consolidated Statements of Cash Flows Three Months
        Ended December 31, 2003 and 2002 ..................................  5

        Notes to Condensed Consolidated Financial Statements .............. 6-9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................10-17

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .............................................................. 18

Item 4. Controls and Procedures ........................................... 18

PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................ 18

Item 6. Exhibits and Reports on Form 8-K................................... 19

Signature ................................................................. 19

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands)                                       December 31    September 30
(Unaudited)                                              2003            2003
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   2,823       $   2,758
   Trade accounts receivable, net ..............         69,012          74,595
   Inventories .................................         86,217          84,301
   Deferred income taxes .......................          1,225           1,198
   Prepaid expenses and other assets ...........          3,370           4,628
                                                      ---------       ---------
      Total current assets .....................        162,647         167,480

Property, plant and equipment, net .............        108,144         106,615
Investments in and advances to unconsolidated
   affiliates ..................................         20,101          19,604
Goodwill .......................................         18,148          18,148
Other assets ...................................          1,449           1,328
                                                      ---------       ---------
                                                      $ 310,489       $ 313,175
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  47,489       $  49,609
   Accrued liabilities .........................          9,217          10,353
   Income taxes payable ........................            337             -
   Long-term debt due within one year ..........          5,720           5,720
                                                      ---------       ---------
      Total current liabilities ................         62,763          65,682

Long-term debt .................................         94,680          94,680
Deferred income taxes ..........................         14,176          14,872
                                                      ---------       ---------
      Total liabilities ........................        171,619         175,234
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....            -               -
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding shares:
    9,795,865 at December 31, 2003 and
    9,765,409 at September 30, 2003.............         20,747          20,371
   Treasury stock at cost:  2,589,016 shares at
    December 31, 2003 and 2,573,953 at September
    30, 2003....................................        (23,415)        (23,169)
   Additional paid-in capital ..................          5,098           5,098
   Retained earnings ...........................        142,492         141,073
   Accumulated other comprehensive loss ........         (6,052)         (5,432)
                                                      ---------       ---------
     Total shareholders' equity ................        138,870         137,941
                                                      ---------       ---------
                                                      $ 310,489       $ 313,175
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except per share results)                     Three Months Ended
(Unaudited)                                                      December 31
--------------------------------------------------------------------------------
                                                             2002          2001
                                                           ---------------------

Sales ................................................     $130,789    $126,009
Cost of goods sold ...................................      120,012     112,239
                                                           --------    --------
     Gross profit ....................................       10,777      13,770

Selling, general and administrative expenses .........        6,665       7,132
Equity in net income of unconsolidated affiliates ....          482         325
                                                           --------    --------
  Operating income ...................................        4,594       6,963

Interest expense, net ................................          963       1,202
Loss on disposals/writeoffs of property, plant
   and equipment......................................          -           115
                                                           --------    --------
   Income before income taxes ........................        3,631       5,646

Provision for income taxes ...........................        1,233       1,856
                                                           --------    --------
   Net income ........................................     $  2,398    $  3,790
                                                           ========    ========
Weighted average number of common
   shares outstanding-diluted ........................        9,977       9,962
                                                           ========    ========
Diluted earnings per common share ....................     $   0.24    $   0.38
                                                           ========    ========
Weighted average number of common
   shares outstanding-basic ..........................        9,780       9,706
                                                           ========    ========
Basic earnings per common share ......................     $   0.25    $   0.39
                                                           ========    ========
Cash dividends per common share ......................     $   0.10    $   0.10
                                                           ========    ========


            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                                              Three Months Ended
(Unaudited)                                                     December 31
--------------------------------------------------------------------------------
                                                             2003         2002
                                                           ---------------------
Net income ...........................................     $ 2,398      $ 3,790
   Foreign currency translation adjustment............        (701)        (431)
   Change in unrealized loss on cash flow
      hedges, net of taxes ...........................          81           66
                                                           --------     --------
Comprehensive income .................................     $ 1,778      $ 3,425
                                                           ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                             Three months ended
(Unaudited)                                                    December 31
--------------------------------------------------------------------------------
                                                             2003       2002
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $  2,398    $  3,790
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation ...................................      3,579       3,404
       Deferred income taxes ..........................       (671)        (72)
       Equity in net income of unconsolidated
        affiliates ....................................       (482)       (325)
       Loss on disposals/writeoffs of property,
        plant and equipment ...........................        -           115
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................      5,195       8,438
             Inventories ..............................     (2,231)    (29,385)
             Prepaids expenses and other assets .......        598         (19)
             Accounts payable .........................     (1,939)    (12,906)
             Accrued liabilities and income taxes .....        (80)        377
                                                          --------    --------
Net cash provided by (used in) operating activities ...      6,367     (26,583)
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (5,373)     (1,802)
   Proceeds from sale of property, plant and equipment         -           292
                                                          --------    --------
Net cash used in investing activities .................     (5,373)     (1,510)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................      1,000      29,500
   Principal payments on long-term debt ...............     (1,000)        (15)
   Cash dividends on common stock .....................       (979)       (972)
   Repurchase of common stock .........................       (246)       (781)
   Net issuance of common stock under stock
     option plans......................................        376       1,077
                                                          --------    --------
Net cash (used in) provided by financing activities ...       (849)     28,809
                                                          --------    --------
Effect of exchange rate changes on cash ...............        (80)        (35)
                                                          --------    --------
Net increase in cash and cash equivalents .............         65         681
Cash and cash equivalents, beginning of year ..........      2,758       2,127
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $  2,823    $  2,808
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $    971    $  1,123
                                                          ========    ========
Cash payment for income taxes .........................   $    484    $  1,400
                                                          ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of December 31, 2003 and the condensed consolidated statements of income and comprehensive income for the three months ended December 31, 2003 and 2002, and condensed consolidated cash flows for the three months ended December 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2003. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the operating results for the full year.


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




                                                Three Months Ended
(In thousands except per share data)                December 31
(Unaudited)                                             2002
-------------------------------------------       ---------------
Sales                                              $  133,367
Net income                                         $    3,777
Diluted net income per share                       $     0.38
Basic net income per share                         $     0.39


This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results.

3.  INVENTORIES:

Inventory consists of:


(In thousands)                                       December 31   September 30
(Unaudited))                                             2003          2003
-------------------------------------------------------------------------------
Raw materials ....................................   $   55,607   $   58,204
Finished goods and work in process ...............       30,610       26,097
                                                     ----------   ----------
                                                     $   86,217   $   84,301
                                                     ==========   ==========


4.  STOCK OPTIONS

At December 31, 2003, the Company had stock-based compensation plans which are described more fully in Note 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and amended by SFAS No. 148,
"Accounting for Stock-Based Compensation-Transition and Disclosure,", the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been increased for the three months ended December 31, 2003 and 2002 to the pro forma amounts which follow (in thousands except per share data).



                                                      Three Months Ended
                                                           December 31
(In thousands except per share data)              ------------------------------
(Unaudited)                                            2003           2002
--------------------------------------------------------------------------------
Net income - as reported                            $ 2,398          $ 3,790
Total stock-based employee compensation
     expense determined under fair value
     method for all awards, net of taxes                 86               38
                                                    -------          -------
Net income - pro forma                              $ 2,312          $ 3,752
                                                    =======          =======

Diluted net income per share - as reported            $0.24            $0.38
Diluted net income per share - pro forma              $0.23            $0.38
Basic net income per share - as reported              $0.25            $0.39
Basic net income per share - pro forma                $0.24            $0.39


5.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:

                                                            Three Months Ended
(In thousands, except per share results)                        December 31
--------------------------------------------------------------------------------
                                                             2003        2002
                                                          ----------------------
Net income ............................................   $   2,398   $   3,790
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................       9,780       9,706
    Plus: dilutive effect of stock options ............         197         256
                                                          ---------   ---------
           Diluted weighted average shares ............   $   9,977   $   9,962
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................       9,780       9,706
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    0.24   $    0.38
                                                          =========   =========
    Basic .............................................   $    0.25   $    0.39
                                                          =========   =========

All outstanding options are included in the diluted earnings per share calculation above for the three months ended December 31, 2003 and 2002.


6.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), a fifty percent owned corporate joint venture accounted for by the equity method, follows:

                                                          Three Months Ended
        (Unaudited)                                          December 31
        -----------------------------------------------------------------------
                                                       2003             2002
                                                    -----------     -----------
        Sales                                       $41,796,000     $32,014,000
        Gross Profit                                  2,800,000       2,348,000
        Net Income                                      792,000         500,000

The Company has various transactions with Mi-Tech Steel. Included in operating income of the Company are management fees, Decatur operating expense reimbursement and equity in the net income of Mi-Tech Steel totaling $615,000 and $424,000 for the quarters ended December 31, 2003 and 2002, respectively. The Company's equity in undistributed net income of Mi-Tech Steel was $6,817,000 and $5,881,000 at December 31, 2003 and 2002, respectively.

The Company has recorded sales of $2,699,000 and $1,489,000 during the first quarters of fiscal 2004 and 2003, respectively, and accounts receivable of $1,592,000 and $872,000 as of December 31, 2003 and September 30, 2003,
respectively, for scrap products sold to a company owned by an officer and director of the Company. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties. See also information contained under "Certain Transactions" in the Company's 2004 Proxy Statement.


7.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46, as amended by FASB Staff Position 46-6, "Effective Date of FIN 46" and FIN 46R, are effective immediately for VIEs created after January 31, 2003 and no later than March 31, 2004 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company has determined that it does not have any variable interest entities and the adoption of FIN 46 does not have an impact on our financial position, results of operations or cash flows.

     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

When used in the following discussion, the word "expects" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, competitive factors such as pricing and availability of steel; cyclicality of demand in the steel industry, specifically in the automotive market; our ability to make and integrate acquisitions; our inability to obtain sufficient capital resources to fund our operations and our growth; risk of business interruptions affecting automotive manufacturers; and reliance on key customers. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Unless the context otherwise requires, references to "we," "us" or "our" refer collectively to Steel Technologies Inc. and its subsidiaries.

Application of Critical Accounting Policies
-------------------------------------------

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates under different assumptions or conditions. On an ongoing basis, we monitor and evaluate our estimates and assumptions.

A summary of significant accounting policies used in the preparation of the consolidated financial statements are described in Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Our most critical accounting policies include the valuation of accounts receivable, which impacts selling, general and administrative expense and the assessment of recoverability of goodwill and long-lived assets. Management reviews the estimates, including, but not limited to, the allowance for doubtful accounts on a regular basis based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by currently available information. We believe these estimates are reasonable, but actual results could differ from these estimates.

     Allowance for Doubtful Accounts Receivable
     ------------------------------------------

     Our accounts receivable represent those amounts which have been billed to our customers but not yet collected. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectibility. The factors include historical trends of write-offs, recoveries and credit losses; the monitoring of portfolio credit quality; and current and projected economic and market conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required.

     Impairment of Long-Lived Assets and Goodwill
     --------------------------------------------

     Long-lived assets with estimated useful lives are depreciated to their residual values over those useful lives in proportion to the economic value consumed. We review the carrying value of our long-lived assets for impairment whenever changes in events and circumstances indicate that the carrying amount of the assets may not be recoverable. If an evaluation is required, the estimated future discounted cash flows associated with an asset would be compared to the asset's carrying value to determine if a write-down to market value or discounted cash flows value is required. Future changes in circumstances, cash flow estimates and fair value could affect the valuations.

     Goodwill is reviewed annually, or sooner if indicators of impairment exist, for impairment using the present value technique to determine estimated fair value of goodwill associated with each reporting entity. If the goodwill is indicated as being impaired (the present value of cash flows (fair value) of the reporting unit is less than the carrying amount), the fair value of the reporting unit would then be allocated to our assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill would then be compared with the carrying amount of the reporting unit goodwill and, if it were less, we would then recognize an impairment loss.

     Considerable management judgment is necessary to assess impairment and estimate fair value. The projection of future cash flows for the goodwill impairment analysis requires significant judgment and estimates with respect to future revenues related to the assets and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in changes in this assessment and result in an impairment charge. The assumptions used in our evaluations, such as forecasted growth rates, cost of capital, tax rates and residual values, are consistent with our internal projections and operating plans. The use of different assumptions, including cash flows and discount rates, could increase or decrease the related impairment charge.

Overview
--------

Steel Technologies Inc. is one of the largest independent flat-rolled steel processors in North America. Our North American platform of 21 facilities, including our unconsolidated affiliates, is strategically positioned in the steel producing and consuming markets throughout the United States and Mexico. We utilize the most advanced equipment to produce high-quality steel products and specialize in meeting exact specifications for customers in a variety of industries and end use markets.

Through our geographic diversity, broad capabilities and strong marketing efforts, we have been successful in achieving meaningful market growth. In the first quarter of fiscal 2004, our tons sold on a direct basis of 250,000 was an increase of 7.5% over the same quarter in fiscal 2003. We anticipate approximately 15% to 20% volume growth year over year in the upcoming second fiscal quarter through continued market growth with large national accounts and an improving economy. Our largest unconsolidated affiliate, Mi-Tech Steel, Inc. (Mi-Tech Steel), experienced 30% growth in revenue in the first fiscal quarter of 2004 and we expect to see similar growth in the upcoming second quarter as Mi-Tech Steel is well positioned with their network of facilities to grow with transplant automotive and other domestic customers.

The gross profit margin was 8.2% in the first quarter of fiscal 2004 compared to 10.9% in the first quarter of fiscal 2003. Our gross profit margin has been negatively impacted by higher priced inventory. In December 2003, the steel tariffs were eliminated which may have had the effect of reducing supply from importers. However, a weaker U.S. dollar and domestic steel industry consolidation have reduced availability of steel inventory in the U.S. We must maintain substantial inventories in order to provide our customers with short lead times and just-in-time delivery.

Recently, our steel suppliers have been significantly impacted by the shortage of raw materials resulting in unprecedented increases affecting the cost to steel producers on scrap, coke, iron ore and energy. As a result, the North American steel producers have implemented temporary raw material surcharges to offset these costs until conditions subside. We are currently incurring raw material price increases and surcharges from our suppliers. We intend to pass on these price increases and surcharges to our customers. To the extent we are unable to pass on these price increases and surcharges, the profitability of our business could be adversely affected.

We remain diligent and focused on our supplier relations and in securing material to support our customer requirements. Although we expect supply conditions to remain tight throughout the upcoming quarter, we have aligned our business with the most viable North American producer base and expect to maintain adequate supply to support our valued customers and projected growth.

    Financial Highlights (in thousands except per share data and percentages)
    -------------------------------------------------------------------------



                                  For the Three Months Ended December 31
                                         2003              2002
                                   ---------------  ------------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- --------- --------
Sales                            $130,789  100.0%   $126,009  100.0%       4%
Gross profit                       10,777    8.2      13,770   10.9      (22)
Selling, general and
   administrative expenses          6,665    5.1       7,132    5.7       (7)
Equity in net income of
   unconsolidated affiliates          482    0.4         325    0.3       48
Operating income                    4,594    3.5       6,963    5.5      (34)
Interest expense, net                 963    0.7       1,202    1.0      (20)
Net income                          2,398    1.8       3,790    3.0      (37)
Diluted earnings per common share   $0.24              $0.38             (37)
Cash dividends per common share     $0.10              $0.10              --

Other data
----------
Days sales outstanding              47.5                53.3             (11)
Inventory turnover                   5.5                 5.3               4
Return on equity (annualized)        6.9%               11.0%            (37)



Results of Operations
---------------------

First Quarter Fiscal 2004 Compared to Fiscal 2003
-------------------------------------------------

     Sales
     -----

     We posted net sales of $130,789,000 for the fiscal quarter ended December 31, 2003, an increase of 4% from sales of $126,009,000 for the first quarter ended December 31, 2002. Tons shipped of Company-owned steel products in the first quarter of fiscal 2004 increased approximately 7.5% to 250,000 tons compared to the first quarter of fiscal 2003 while the average selling price of Company-owned steel products decreased approximately 4% for the first quarter of fiscal 2003 as compared to the previous year.

     Gross profit
     ------------

     Gross profit declined 22% to $10,777,000 in the first quarter of fiscal 2004 from $13,770,000 in the first quarter of fiscal 2003. The gross profit margin was 8.2% in the first quarter of fiscal 2004 compared to 10.9% in the first quarter of fiscal 2003. During the first quarter of fiscal 2004, we recorded an approximately $279,000 reduction in health insurance and workers' compensation accruals attributable to more favorable trends than previously estimated.

     We expect average raw material costs in fiscal 2004 to exceed average raw material costs in fiscal 2003 as a result of shortages and in light of the raw material surcharges implemented by our suppliers. We anticipate passing through the corresponding raw material surcharges to our customers to mitigate the impact of the surcharges on our gross profit margin. To the extent we are unable to pass on future price increases, our gross margins could be negatively impacted.

     We may offset rising material costs and positively impact gross profit by achieving production cost efficiencies and product mix improvements.

     Selling, general and administrative expenses
     --------------------------------------------

     Selling, general and administrative costs were $6,665,000 or 5.1% of sales for the first quarter ended December 31, 2003, compared to $7,132,000 or 5.7% of sales for the first quarter ended December 31, 2002. Selling, general and administrative costs for the first fiscal quarter of 2003 included a reduction of property tax expenses of approximately $385,000 as a result of receiving an assessment at amounts significantly lower than estimated. We continue to actively manage the level at which selling, general and administrative expenses are added to our cost structure.

     Equity in net income of unconsolidated affiliates
     -------------------------------------------------

     Our share of the income of our unconsolidated affiliates increased by 48% to $482,000 for the first quarter of fiscal 2004 compared to $325,000 in 2003.

     Our largest unconsolidated affiliate, Mi-Tech Steel, experienced 30% sales growth during the quarter. The continued ramping up of the Nissan Motor Co., Ltd.'s new Canton, Mississippi operation contributed positively to Mi-Tech Steel's earnings. Mi-Tech Steel's newest facility located near the Nissan Mississippi operation has begun a $4,000,000 follow-on expansion to handle automotive exposed processing to service Nissan and other businesses in the southern region of the U.S.

     Interest expense
     ----------------

     Net interest expense for the first quarter of fiscal 2004 decreased to $963,000 from $1,202,000 for the first quarter of fiscal 2003. The decrease is primarily attributable to lower interest rates on variable rate debt during the current quarter as compared to last year.

     Income tax expense
     ------------------

     Our effective income tax rate was approximately 34.0% and 32.9%, respectively, for the first quarters of fiscal 2004 and 2003. The increase is attributable primarily to a non-recurring state income tax benefit recorded during the quarter ended December 31, 2002. We estimate our effective income tax rate will be approximately 35% for fiscal 2004.


Liquidity and Capital Resources
-------------------------------

As of December 31, 2003, we had $99,884,000 of working capital, maintained a current ratio of 2.59:1 and had total debt at 42% of capitalization. Generally, in periods of economic expansion and increased demand for our products, our working capital requirements increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease. We endeavor to manage the levels of accounts receivable, inventories and other working capital items in relation to the increase and decrease in demand for our products.

During the first quarter of fiscal 2004, cash provided by operations were $6,365,000 primarily from net income and depreciation. Improvements in collections helped us increase operating cash flows, but this was offset by our additional cash requirements of increasing inventory and improving payment terms to our suppliers. As a result, it was not necessary for us to increase our net borrowings during the quarter.

Capital expenditures for the first three months of fiscal 2004 totaled approximately $5,373,000. The major expenditures were for various capacity improvement projects. We continue to expand production capacity and processing facilities to serve the growing needs of customers. For fiscal 2004, the capital additions to all facilities are expected to approximate $14,000,000.

We maintain an equity investment of approximately $18,244,000 in our 90%-owned Mexican subsidiary. Additional investments in our Mexican operations, if required, would be financed with available funds from our bank line of credit.

The translation of the financial statements of our Mexican subsidiary from local currencies to the U.S. dollar subjects us to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. We do not consider our exposure to exchange rate risks to be material and consider the Mexican peso a relatively stable currency. We do not typically manage our related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction gains included in sales were $120,000 and $113,000 during the first three months of fiscal 2004 and 2003, respectively.

We maintain a 50% equity investment in Mi-Tech Steel and a 49% equity investment in Ferrolux Metals Co., LLC. Additional equity contributions to these affiliated companies are not required.

We have a $151,000,000 unsecured line of credit agreement expiring on August 31, 2005, with various variable options on the interest rate, none of which are greater than the bank's prime rate. At December 31, 2003, there was $89,000,000 outstanding on the credit facility. During the first quarter fiscal 2004, we borrowed $1,000,000 and repaid $1,000,000 on our line of credit facility.

We have $11,400,000 outstanding at December 31, 2003 on the ten-year note which requires annual principal payments of approximately $5,700,000 through March 2005. We intend to make the required principal payment in March 2004 by borrowing on our

We intend to make the required principal payment in March 2004 by borrowing on our line of credit and, at current interest rates, will reduce annual interest expense by approximately $300,000.

Provisions contained in our debt agreements require us to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. Our line of credit agreement and private placement note contain cross-default provisions with respect to the line of credit agreement and private placement note. We are in compliance with all of our loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures or acquisitions.

Cash Requirements, Contractual Obligations and Contingencies
------------------------------------------------------------

Our liquidity needs are met primarily by our cash flows from operating activities and our line of credit facility. We anticipate borrowing on our existing line of credit facility to support our continued growth and to meet our working capital needs. Cash flows from operations and available borrowing capabilities are expected to meet our needs throughout fiscal 2004. Any additional funds will be used for growth, including strategic acquisitions, investment in joint ventures, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities. Operating cash flows are somewhat influenced by cyclicality of demand in the steel industry, especially in the automotive market.

On January 20, 2004, we filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 2,700,000 shares of our common stock. We will issue and sell 2,500,000 shares and the selling shareholders named in the registration statement will sell 200,000 shares. We will not receive any portion of the proceeds from the sales by the selling shareholders. We have agreed to grant the underwriters an option to purchase up to 15% of the total number of shares to be sold by us and the selling shareholders in this offering to cover over-allotments. We intend to use the net proceeds of the offering to support our current growth, provide capital for possible future strategic acquisitions and for general corporate purposes.

Until the funds are needed for such purposes, we will use the proceeds to reduce the amount of indebtedness under our private placement notes and bank line of credit.

We have entered into operating leases and agreements to purchase electricity to meet the needs of our facilities. These obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2003.

At this time, we have no other known material off-balance sheet arrangements, contractual obligations, contingent liabilities or commitments that must be met beyond the next twelve months.

We believe all manufacturing facilities are in compliance with applicable federal and state environmental regulations. We are not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

Related Party Transactions
--------------------------

We have various transactions with Mi-Tech Steel as well as sales to a company owned by an officer and director of Steel Technologies (see Note 6 of our Notes to Condensed Consolidated Financial Statements).

Recently Issued Accounting Pronouncements
-----------------------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right
(variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46, as amended by FASB Staff Position 46-6, "Effective Date of FIN 46" and FIN 46R, are effective immediately for VIEs created after January 31, 2003 and no later than March 31, 2004 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. We have determined that we do not have any variable interest entities and the adoption of FIN 46 does not have an impact on our financial position, results of operations or cash flows.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first three months ended December 31, 2003 from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended September 30, 2003.

                         Item 4. Controls and Procedures

Management, including the our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the our disclosure controls and procedures as of the end of the first quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is made known to us by others within our company, including our consolidated subsidiaries, particularly during the period for which reports of our company, including this Quarterly Report on Form 10-Q, are being prepared. There were no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation or any corrective actions with regard to significant deficiencies or material weaknesses.

                        Part II - Other Information

           Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 22, 2004. The matter voted upon at the meeting was the election of three directors for three-year terms.

The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:



Nominee               Votes For         Votes Against     Votes Withheld
-------               ---------         -------------     --------------

Michael J. Carroll    7,834,816               0              1,541,748
William E. Hellmann   7,809,816               0              1,566,748
Stuart N. Ray         7,829,710               0              1,546,854

                    Item 6. Exhibits and Reports on Form 8-K

Exhibits filed with this report are attached hereto.

On October 27, 2003, we furnished a current report on Form 8-K under Item 9, pursuant to Item 12, concerning the issuance of the press release reporting its financial results for the fourth quarter and fiscal year ended September 30, 2003.

On January 13, 2004, we furnished a current report on Form 8-K under Item 9, pursuant to Item 12, concerning the issuance of the press release reporting its financial results for the first quarter ended December 31, 2003.

On January 20, 2004, we furnished a current report on Form 8-K under Item 9, pursuant to Item 12, concerning the issuance of the press release reporting its financial results for the first quarter ended December 31, 2003 and the filing of a registration of a public offering of common stock.

On January 26, 2004, we filed a current report on Form 8-K under Items 5 and 7, to file the earnings announcement for the quarter ended December 31, 2003 and the announcement of the public offering of common stock in two separate parts.




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







   STEEL TECHNOLOGIES INC.
        (Registrant)







  By      /s/ Joseph P. Bellino
          -----------------------------
          Joseph P. Bellino
          Chief Financial Officer
          (Principal Financial and Chief Accounting Officer)




Dated February 5, 2004

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ending December 31, 2003;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: February 5, 2004

/s/ Bradford. T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph P. Bellino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ending December 31, 2003;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: February 5, 2004

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2003:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Bradford T. Ray
                                                      -------------------
                                                      Bradford T. Ray
                                                      Chief Executive Officer
                                                      Date: February 5, 2004

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2003:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Joseph P. Bellino
                                                      ---------------------
                                                      Joseph P. Bellino
                                                      Chief Financial Officer
                                                      Date: February 5, 2004