Form 10-Q
period 2004-03-31
STEEL TECHNOLOGIES INC
filed 2004-05-12
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

There were 12,747,081 shares outstanding of the Registrant's common stock as of April 30, 2004.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        March 31, 2004 and September 30, 2003 .............................  3

        Condensed Consolidated Statements of Income and
        Comprehensive Income Three and Six Months Ended
        March 31, 2004 and 2003 ...........................................  4

        Condensed Consolidated Statements of Cash Flows Six Months
        Ended March 31, 2004 and 2003 .....................................  5

        Notes to Condensed Consolidated Financial Statements .............. 6-10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................11-21

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .............................................................. 22

Item 4. Controls and Procedures ........................................... 22

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................... 22

Signature ................................................................. 23

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

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands)                                         March 31     September 30
(Unaudited)                                              2004            2003
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   3,738       $   2,758
   Trade accounts receivable, net ..............        105,957          74,595
   Inventories .................................        119,039          84,301
   Deferred income taxes .......................          1,178           1,198
   Prepaid expenses and other assets ...........          2,637           4,628
                                                      ---------       ---------
      Total current assets .....................        232,549         167,480

Property, plant and equipment, net .............        107,714         106,615
Investments in and advances to unconsolidated
   affiliates ..................................         20,806          19,604
Goodwill .......................................         18,148          18,148
Other assets ...................................          1,457           1,328
                                                      ---------       ---------
                                                      $ 380,674       $ 313,175
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  76,858       $  49,609
   Accrued liabilities .........................         13,372          10,353
   Income taxes payable ........................          2,864             -
   Long-term debt due within one year ..........          5,680           5,720
                                                      ---------       ---------
      Total current liabilities ................         98,774          65,682

Long-term debt .................................         73,000          94,680
Deferred income taxes ..........................         15,101          14,872
                                                      ---------       ---------
      Total liabilities ........................        186,875         175,234
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....            -               -
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding shares:
    12,722,467 at March 31, 2004 and
    9,765,409 at September 30, 2003.............         68,438          20,371
   Treasury stock at cost:  2,603,928 shares at
    March 31, 2004 and 2,573,953 at September
    30, 2003....................................        (23,689)        (23,169)
   Additional paid-in capital ..................          5,098           5,098
   Retained earnings ...........................        149,394         141,073
   Accumulated other comprehensive loss ........         (5,442)         (5,432)
                                                      ---------       ---------
     Total shareholders' equity ................        193,799         137,941
                                                      ---------       ---------
                                                      $ 380,674       $ 313,175
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(Amounts in thousands,                Three Months Ended     Six Months Ended
except per share data, unaudited)          March 31              March 31
--------------------------------------------------------------------------------
                                        2004       2003       2004       2003
                                      ------------------------------------------
Sales ................................ $184,842   $130,140   $315,631  $256,149
Cost of goods sold ...................  165,266    118,979    285,278   231,218
                                       --------   --------   --------  --------
      Gross profit ...................   19,576     11,161     30,353    24,931

Selling, general and
   administrative expenses ...........    8,523      6,915     15,188    14,047
Equity in net income of unconsolidated
   affiliates ........................      687         85      1,169       410
                                       --------   --------   --------   --------
   Operating income ..................   11,740      4,331     16,334    11,294

Interest expense, net ................      998      1,346      1,961     2,548
Loss (gain) on disposals/writeoffs of
   property, plant and equipment .....       12       (217)        12      (102)
                                       --------   --------   --------   --------
   Income before income taxes ........   10,730      3,202     14,361     8,848

Provision for income taxes ...........    3,828      1,210      5,061     3,066
                                       --------   --------   --------   --------
    Net income ....................... $  6,902   $  1,992   $  9,300   $ 5,782
                                       --------   --------   --------   --------
Diluted weighted average number of
   common shares outstanding .........   10,098      9,889     10,037     9,925
                                       ========   ========   ========   ========

Diluted earnings per common share .... $   0.68   $   0.20   $   0.93   $  0.58
                                       ========   ========   ========   ========

Basic weighted average number of
   common shares outstanding .........    9,835      9,756      9,807     9,731
                                       ========   ========   ========   ========

Basic earnings per common share ...... $   0.70   $   0.20   $   0.95   $  0.59
                                       ========   ========   ========   ========

Cash dividends per common share ...... $    --    $    --    $   0.10   $  0.10
                                       ========   ========   ========   ========

            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                        Three Months Ended     Six Months Ended
(Unaudited)                                March 31              March 31
--------------------------------------------------------------------------------
                                        2004       2003       2004       2003
                                      ------------------------------------------
Net income ........................... $  6,902    $ 1,992   $  9,300   $ 5,782
  Foreign currency translation
        adjustment ...................      532     (1,876)      (169)   (2,307)
  Decrease in unrealized loss on cash
        flow hedges, net of taxes ....       78        113        159       179
                                       --------   ---------   --------  --------
Comprehensive income ................. $  7,512    $   229    $ 9,290   $ 3,654
                                       ========   =========   ========  ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                              Six Months Ended
(Unaudited)                                                    March 31
--------------------------------------------------------------------------------
                                                             2004       2003
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $  9,300    $  5,782
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation ...................................      7,380       6,749
       Deferred income taxes ..........................        178         681
       Equity in net income of unconsolidated
        affiliates ....................................     (1,169)       (410)
       Loss (gain) on disposals/writeoffs of property,
        plant and equipment ...........................         12        (102)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................    (31,445)        596
             Inventories ..............................    (34,816)     (1,139)
             Prepaids expenses and other assets .......      1,169      (1,706)
             Accounts payable .........................     27,314     (30,567)
             Accrued liabilities and income taxes .....      6,618      (2,170)
                                                          --------    --------
Net cash used in operating activities .................    (15,459)    (22,286)
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (8,561)     (5,629)
   Proceeds from sale of property, plant and equipment         -           591
   Acquisition, net of cash acquired ..................        -        (9,853)
   Distribution from unconsolidated affiliate .........        -            45
                                                          --------    --------
Net cash used in investing activities .................     (8,561)    (14,846)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     32,000      52,500
   Principal payments on long-term debt ...............    (53,720)    (11,743)
   Cash dividends on common stock .....................       (979)       (972)
   Repurchase of common stock .........................       (520)     (1,079)
   Net proceeds from issuance of common stock .........     48,067       1,569
   Other ..............................................        175         175
                                                          --------    --------
Net cash provided by financing activities .............     25,023      40,450
                                                          --------    --------
Effect of exchange rate changes on cash ...............        (23)       (171)
                                                          --------    --------
Net increase in cash and cash equivalents .............        980       3,147
Cash and cash equivalents, beginning of year ..........      2,758       2,127
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $  3,738    $  5,274
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  2,302    $  2,507
                                                          ========    ========
Cash payment for income taxes .........................   $  1,369    $  5,086
                                                          ========    ========
Supplemental Schedule of Noncash Investing and Financing
  Activities:

    Fair value of assets acquired ......................  $    -      $  9,913
    Liabilities assumed.................................       -            60
                                                          --------    --------
    Net cash paid.......................................  $    -      $  9,853
                                                          ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2004 and the condensed consolidated statements of income and comprehensive income for the three and six months ended March 31, 2004 and 2003, and condensed consolidated cash flows for the six months ended March 31, 2004 and 2003 have been prepared by Steel Technologies Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2003. The results of operations for the six months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

2.  STOCK OPTIONS

At March 31, 2004, the Company had stock-based compensation plans which are described more fully in Note 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been impacted as follows:


(In thousands except per share data)        Three Months Ended  Six Months Ended
(Unaudited)                                      March 31           March 31
-------------------------------------------------------------------------------
                                               2004     2003     2004    2003
                                              ------   ------   ------  ------
Net income - as reported                      $6,902   $1,992   $9,300  $5,782
Total stock-based employee compensation
   expense determined under
   fair value method for all awards,
   net of taxes                                   82       25      168      63
                                              ------   ------   ------  ------
Net income - pro forma                        $6,820   $1,967   $9,132  $5,719
                                              ======   ======   ======  ======

Diluted net income per share - as reported    $ 0.68   $ 0.20   $ 0.93  $ 0.58
Diluted net income per share - pro forma      $ 0.68   $ 0.20   $ 0.92  $ 0.58
Basic net income per share - as reported      $ 0.70   $ 0.20   $ 0.95  $ 0.59
Basic net income per share - pro forma        $ 0.69   $ 0.20   $ 0.93  $ 0.59


3. ACQUISITION

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




(In thousands except per share data)     Three Months Ended   Six Months Ended
(Unaudited)                                March 31, 2003      March 31, 2003
-----------------------------------      ------------------   ----------------
Sales                                       $  134,446         $  267,813
Net income                                  $    1,893         $    5,669
Diluted net income per share                $     0.19         $     0.57
Basic net income per share                  $     0.19         $     0.58


This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results.

4.  INVENTORIES

Inventory consists of:


(In thousands)                                         March 31   September 30
(Unaudited))                                             2004         2003
-------------------------------------------------------------------------------
Raw materials ....................................   $   87,026   $   58,204
Finished goods and work in process ...............       32,013       26,097
                                                     ----------   ----------
                                                     $  119,039   $   84,301
                                                     ==========   ==========


5.  COMMON STOCK

On March 31, 2004, the Company completed a public stock offering of 2,905,000 shares of common stock at a price of $17.25. The Company realized net proceeds of approximately $47.3 million from this offering.

6.  NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the denominator of the basic and diluted per share computations:



(Amounts in thousands, except per share results)            Three Months Ended
(Unaudited)                                                      March 31
--------------------------------------------------------------------------------
                                                             2004        2003
                                                          ----------------------
Net income ............................................   $   6,902   $   1,992
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................       9,835       9,756
    Plus: dilutive effect of stock options ............         263         133
                                                          ---------   ---------
           Diluted weighted average shares ............   $  10,098   $   9,889
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................       9,835       9,756
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    0.68   $    0.20
                                                          =========   =========
    Basic .............................................   $    0.70   $    0.20
                                                          =========   =========


(Amounts in thousands, except per share results)             Six Months Ended
(Unaudited)                                                      March 31
--------------------------------------------------------------------------------
                                                             2004        2003
                                                          ----------------------
Net income ............................................   $   9,300   $   5,782
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................       9,807       9,731
    Plus: dilutive effect of stock options ............         230         194
                                                          ---------   ---------
           Diluted weighted average shares ............   $  10,037   $   9,925
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................       9,807       9,731
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    0.93   $    0.58
                                                          =========   =========
    Basic .............................................   $    0.95   $    0.59
                                                          =========   =========

All outstanding options are included in the diluted earnings per share calculation above for the three and six months ended March 31, 2004 and 2003.


7.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), a fifty percent owned unconsolidated affiliate accounted for by the equity method, follows:

(In Thousands)          Three Months Ended            Six Months Ended
(Unaudited)                  March 31                     March 31
-----------------      ---------------------      -----------------------
                         2004         2003          2004           2003
                         ----         ----          ----           ----
Sales                  $49,317      $32,227       $91,113        $64,240
Gross profit             3,950        1,721         6,750          4,068
Net income               1,234           60         2,026            561

The Company has various transactions with Mi-Tech Steel. Included in operating income of the Company are management fees, Decatur operating expense reimbursement and equity in the net income of Mi-Tech Steel. During the three months and six months ended March 31, 2004, these transactions totaled $606,000 and $1,040,000, respectively, compared to $204,000 and $628,000 for the three and six months ended March 31, 2003, respectively. The Company's equity in undistributed net income of Mi-Tech Steel was $7,434,000 and $5,911,000 at March 31, 2004 and 2003, respectively.

During the second quarter and first six months of fiscal 2004, the Company recorded sales of $4,866,000 and $7,565,000, respectively, for products sold to a company owned by an officer and director of the Company compared to sales of $1,591,000 and $3,080,000, respectively, during the second quarter and first six months of fiscal 2003. Accounts receivable from the aforementioned company was $3,524,000 and $1,337,000 as of March 31, 2004 and September 30, 2003, respectively. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties. See also information contained under "Certain Transactions" in the Company's 2004 Proxy Statement.


8.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46, as amended by FASB Staff Position 46-6, "Effective Date of FIN 46" and FIN 46R, are effective immediately for VIEs created after January 31, 2003 and no later than March 31, 2004 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company has determined that it does not have any VIEs and the adoption of FIN 46 does not have an impact on our financial position, results of operations or cash flows.

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

Overview
--------

Steel Technologies Inc. is one of the largest independent flat-rolled steel processors in North America. Our North American platform of 21 facilities, including our unconsolidated affiliates, is strategically positioned in the steel producing and consuming markets throughout the United States and Mexico. We bring value to our customers through precision steel processing as well as supply chain management, quality control and technical support. We utilize the most advanced equipment to produce high-quality steel products and specialize in meeting exact specifications for customers in a variety of industries and end use markets including automotive, lawn and garden, appliance and rail car industries.

Through our geographic diversity, broad capabilities and strong marketing efforts, we have been successful in achieving meaningful market growth, both with existing and new customers across a wide range of end use markets. In the second quarter of fiscal 2004, our tons sold on a direct basis increased 39% over the same quarter of fiscal 2003 to 334,000 tons. We anticipate approximately 35% volume growth year over year in the upcoming third fiscal quarter through continued market growth with large national accounts and improving economic conditions.

Our largest unconsolidated affiliate, Mi-Tech Steel, Inc. (Mi-Tech Steel), experienced 53% growth in revenue in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. We expect 40% growth in the upcoming third quarter as Mi-Tech Steel is well positioned with their network of facilities to grow with transplant automotive and other domestic customers.

Our gross profit margin was 10.6% in the second quarter of fiscal 2004 compared to 8.6% in the second quarter of fiscal 2003. Our gross profit margin improved somewhat from an escalating price environment due to rising raw material costs. This benefit to our earnings will reverse in subsequent quarters as the full effect of raw material increases works through our inventory.

During the most recent fiscal quarter, our steel suppliers continue to be impacted by the shortage of raw materials resulting in unprecedented increases affecting the cost to steel producers on scrap, coke, iron ore and energy. As a result, the North American steel producers have implemented temporary raw material surcharges to offset these costs until conditions subside. We are currently subject to raw material price increases and surcharges from our suppliers. We intend to continue to pass on these price increases and surcharges to our customers. We anticipate double-digit selling price increases year over year in the upcoming third fiscal quarter. To the extent we are unable to continue to pass on these price increases and surcharges, the profitability of our business could be adversely affected.

With reduced import levels, a weaker U.S. dollar and improving demand we expect our raw material costs to increase throughout our third fiscal quarter. We remain diligent and focused on our supplier relations and in securing material to support our customer requirements. Although we expect supply conditions to remain tight throughout the upcoming quarter, we have aligned our business with the most viable North American producer base and expect to maintain adequate supply to support our valued customers and projected growth.

In addition, we successfully completed a secondary public stock offering during our second fiscal quarter. We raised approximately $47.3 million which was used to reduce the debt outstanding on our unsecured line of credit facility. This will allow us the financial flexibility to continue to implement our strategic growth initiatives, through additional investments in current operations, future acquisitions and existing affiliates.



                              Financial Highlights
                              --------------------
        (in thousands except per share data, other data and percentages)
        ----------------------------------------------------------------



                                   For the Three Months Ended March 31
                                         2004              2003
                                   ---------------  ------------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- --------- --------
Sales                            $184,842  100.0%   $130,140  100.0%      42%
Gross profit                       19,576   10.6      11,161    8.6       75
Selling, general and
   administrative expenses          8,523    4.6       6,915    5.3       23
Equity in net income of
   unconsolidated affiliates          687    0.4          85     -       708
Operating income                   11,740    6.4       4,331    3.3      171
Interest expense, net                 998    0.5       1,346    1.0      (26)
Net income                          6,902    3.7       1,992    1.5      246
Diluted earnings per common share   $0.68              $0.20             240


Other data
----------
Average days sales outstanding      51.6                53.7              (4)
Inventory turnover                   5.6                 5.3               5
Return on equity (annualized)       14.2%                5.9%            141




                                    For the Six Months Ended March 31
                                         2004              2003
                                   ---------------  ------------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- --------- --------
Sales                            $315,631  100.0%   $256,149  100.0%      23%
Gross profit                       30,353    9.6      24,931    9.7       22
Selling, general and
   administrative expenses         15,188    4.8      14,047    5.5        8
Equity in net income of
   unconsolidated affiliates        1,169    0.4         410    0.2      185
Operating income                   16,334    5.2      11,294    4.4       45
Interest expense, net               1,961    0.6       2,548    1.0      (23)
Net income                          9,300    2.9       5,782    2.3       61
Diluted earnings per common share   $0.93              $0.58              60
Cash dividends per common share     $0.10              $0.10              --





Results of Operations
---------------------

     Sales
     -----

     We posted net sales of $184,842,000 for the fiscal quarter ended March 31, 2004, an increase of 42% from sales of $130,140,000 for the fiscal quarter ended March 31, 2003. Tons shipped of company-owned steel products in the second quarter of fiscal 2004 increased approximately 39% to 334,000 tons compared to the second quarter of fiscal 2003 as a result of continued market growth with large national accounts and improved economic conditions. The average selling price of company-owned steel products increased approximately 3% for the second quarter of fiscal 2004 as compared to the previous year.

     Sales for the six months ended March 31, 2004 increased by 23% to $315,631,000 compared to $256,149,000 for the six months ended March 31, 2003. Tons shipped in the first six months of fiscal 2004 increased 24% compared to the first six months of fiscal 2003. Average selling prices of steel for the first six months of fiscal 2004 remained about the same as compared to the previous year.

     Gross profit
     ------------

     Our gross profit margin was 10.6% in the second quarter of fiscal 2004 compared to 8.6% in the second quarter of fiscal 2003. Cost of goods sold increased 38.9% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. Cost of materials sold increased $41,253,000 in the second quarter of fiscal 2004 primarily on higher sales volume. The remaining increase in cost of goods sold in the second quarter of fiscal 2004 was $5,034,000 and was primarily a result of increased labor costs and related fringe benefits and increased delivery costs due to higher sales volume.

     For the first six months of fiscal 2004 our gross profit margin was 9.6% compared to 9.7% for the first six months of fiscal 2003. Cost of goods sold increased 23.4% in the first six months of fiscal 2004 compared to the first six months of fiscal 2003. Cost of materials sold increased $47,116,000 primarily on higher sales volume. The remaining increase in cost of goods sold for the six months ended March 31, 2004 compared to March 31, 2003 of $6,944,000 was primarily a result of increased labor costs and related fringe benefits and increased delivery costs due to higher sales volume. These increases were offset by an approximately $279,000 reduction in health insurance and workers' compensation accruals during the first quarter of fiscal 2004 attributable to more favorable trends than previously estimated.

     Our gross profit margin improved somewhat from an escalating price environment due to rising raw material costs. This benefit to our earnings will reverse in subsequent quarters as the full effect of raw material increases works through our inventory.

     We expect average raw material costs in the third quarter of fiscal 2004 to exceed average raw material costs in the second quarter of fiscal 2004 as a result of steel supply shortages and raw material surcharges that are currently being implemented by our suppliers. We intend to continue to pass on these price increases and surcharges to our customers to mitigate the impact of the surcharges on our gross profit margin. If we are unable to continue to pass through future price increases to our customers, our gross margins will decrease.

     We may offset rising material costs and positively impact gross profit by achieving production cost efficiencies and product mix improvements.

     Selling, general and administrative expenses
     --------------------------------------------

     Selling, general and administrative costs were $8,523,000 or 4.6% of sales for the second quarter ended March 31, 2004, compared to $6,915,000 or 5.3% for the second quarter ended March 31, 2003. Higher sales volume and net income levels contributed to an increase in selling, general and administrative expenses as a result of higher selling costs, an increase in bad debt expense and increases in company wide bonus plan expenses. Selling, general and administrative cost reductions were achieved from a non-recurring state payroll tax incentive credit in the amount of $355,000 received during the second quarter of fiscal 2004.

     Selling, general and administrative costs for the first six months ended March 31, 2004 were $15,188,000 or 4.8% of sales compared to $14,047,000 or
     5.5% of sales for the first six months ended March 31, 2003. Higher sales volume and net income levels contributed to an increase in selling, general and administrative expenses as a result of higher selling costs, an increase in bad debt expense and increases in company wide bonus plan expenses. Selling, general and administrative cost reductions were achieved in the amount of $740,000 from a non-recurring state payroll tax incentive and a reduction of property tax expenses as a result of receiving an assessment at amounts significantly lower than estimated.

     We continue to actively manage the level at which selling, general and administrative expenses are added to our cost structure

     Equity in net income of unconsolidated affiliates
     -------------------------------------------------

     Our share of the income of our unconsolidated affiliates increased to $687,000 for the second quarter of fiscal 2004 compared to $85,000 in 2003. For the six months ended March 31, 2004 income from unconsolidated affiliates was $1,169,000 compared to $410,000 for the first six months ended March 31, 2003.

     Our largest unconsolidated affiliate, Mi-Tech Steel, experienced 53% sales growth during the second quarter and 42% sales growth for the first six month of fiscal 2004. The continued ramping up of the Nissan Motor Co., Ltd.'s new Canton, Mississippi operation contributed positively to Mi-Tech Steel's earnings. Mi-Tech Steel's newest facility located near the Nissan Mississippi operation has begun a $4,000,000 follow-on expansion to handle automotive exposed processing to service Nissan and other businesses in the southern region of the U.S.

     Interest expense
     ----------------

     Net interest expense for the second quarter of fiscal 2004 decreased to $998,000 from $1,346,000 for the second quarter of fiscal 2003. Net interest expense for the six months ended March 31, 2004 decreased to $1,961,000 compared to $2,548,000 during the same period of fiscal 2003. The decrease is primarily attributable to lower interest rates on variable rate debt during the current period as compared to the same period last year.

     Income tax expense
     ------------------

     Our effective income tax rate was approximately 35.7% and 37.8%, respectively, for the second quarters of fiscal 2004 and 2003. The decrease is attributable to a higher percentage of overall earnings from our unconsolidated affiliate, Mi-Tech Steel, joint venture during our second fiscal quarter of 2004, which are not fully taxable to the Company, and a lower percentage of expense items not deductible for tax purposes.

     For the first six months of fiscal 2004 and 2003 our effective income tax rate was 35.2% and 34.6%, respectively. The increase is attributable primarily to a non-recurring state income tax benefit recorded during the quarter ended December 31, 2002. We estimate our effective income tax rate will be approximately 35% for fiscal 2004.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2004, we had $133,775,000 of working capital, maintained a current ratio of 2.4:1 and had total debt at 29% of capitalization. Generally, in periods of economic expansion and increased demand for our products, our working capital requirements increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Average days sales outstanding to customers was 52 days as of March 31, 2004 compared to 54 as of March 31, 2003. We expect average days sales outstanding to remain at 52 days during the third quarter of fiscal 2004. Average days inventory was 65 days as of March 31, 2004 compared to 67 days as of March 31, 2003. We expect average days inventory remain at 65 days during the third quarter of fiscal 2004.

Our average payment days to suppliers was 42 days as of March 31, 2004 compared to 26 days as of March 31, 2003. We expect average payment days to suppliers to decrease to 35 days during the third quarter of fiscal 2004.

During the first six months of fiscal 2004, cash used in operations was $15,459,000 primarily working capital related. We increased inventory by $34,816,000 and accounts receivable by $31,445,000 to support our sales growth, which was partially offset by an increase in accounts payable of $27,314,000. This working capital increase was financed primarily from borrowings under our bank line of credit. In the third quarter of fiscal 2004, as we continue to expand our sales, we expect to increase inventory and accounts receivable to support our growth. We expect to finance our cash flow needs with borrowings under our line of credit agreement.

Capital expenditures for the first six months of fiscal 2004 totaled approximately $8,561,000 primarily for various capacity improvement projects. We continue to expand production capacity to serve the growing needs of customers and invest in automation to improve productivity and make our operations more efficient. For fiscal 2004, the capital additions to all facilities are expected to approximate $17,000,000.

We maintain an equity investment of approximately $18,244,000 in our 90%-owned Mexican subsidiary. Additional investments in our Mexican operations, if required, would be financed with available funds from our credit facility.

The translation of the financial statements of our Mexican subsidiary from local currencies to the U.S. dollar subjects us to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. We do not consider our exposure to exchange rate risks to be material and consider the Mexican peso a relatively stable currency. We do not typically manage our related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction gains included in sales were $40,000 and $80,000 during the first three and six months of fiscal 2004, respectively. Foreign currency transaction gains recorded during the first three and six months of fiscal 2003 were $503,000 and $616,000, respectively, reflecting a weaker average exchange rate of the peso during the first six months of fiscal 2003 relative to the U.S. dollar.

We maintain a 50% equity investment in Mi-Tech Steel and a 49% equity investment in Ferrolux Metals. As part of our strategy to develop the operations of our unconsolidated affiliates, we loaned Mi-Tech Steel $2,000,000 on September 30, 2003. The loan is subordinate to all existing Mi-Tech Steel loans and matures September 30, 2006. Interest is paid at maturity at a LIBOR based interest rate.

Additional equity contributions to our unconsolidated affiliates are not required and we do not guarantee any obligations of our unconsolidated affiliates. While distributions from Mi-Tech Steel are permitted if authorized by Mi-Tech Steel's board of directors, such distributions are restricted by one of Mi-Tech Steel's loan agreements. Such restrictions limit distributions to 15% of Mi-Tech Steel's net income in any fiscal year. Distributions from Mi-Tech Steel are not, and are not expected to be, material sources of liquidity for us. Mi-Tech Steel's liquidity needs are met primarily by their cash flows from operating activities and existing line of credit facility. Cash flows from operations and available borrowing capabilities are expected to meet Mi-Tech Steel's future needs.

On March 31, 2004, the Company completed a public stock offering of 2,905,000 shares of common stock at a price of $17.25. The Company realized net proceeds of approximately $47.3 million from this offering. We intend to use the net proceeds of the offering to continue to implement our strategic growth initiatives, through additional investments in current operations, future acquisitions and existing affiliates. Pending such use, we used the net proceeds to reduce borrowings under our line of credit facility.

Borrowings and repayments under our line of credit agreement are initiated as needed to fund our operating and investing activities described above. During the first six months of fiscal 2004, we borrowed $32,000,000 to finance our working capital needs and repaid $53,720,000 on our indebtedness.

We have a $151,000,000 unsecured line of credit agreement expiring on August 31, 2005, with various variable options on the interest rate, none of which are greater than the bank's prime rate. At March 31, 2004, there was $73,000,000 outstanding on the credit facility.

We have $5,680,000 outstanding at March 31, 2004 on the ten-year note which requires the final principal payment in March 2005. During our third quarter of fiscal 2004, we intend to prepay the final principal amount and expense an approximate $300,000 make-whole payment. We expect to borrow approximately $6,000,000 on our line of credit to finalize this transaction.

Provisions contained in our debt agreements require us to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. Our line of credit agreement and private placement note contain cross-default provisions with respect to the line of credit agreement and private placement note. Once our private placement note is retired the cross default provisions will cease to exist. We are in compliance with all of our loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.


Cash Requirements, Contractual Obligations and Contingencies
------------------------------------------------------------

Our liquidity needs are met primarily by our cash flows from operating activities and our line of credit facility. We anticipate borrowing on our existing line of credit facility to support our continued growth and to meet our working capital needs. Cash flows from operations and available borrowing capabilities are expected to meet our future needs. Operating cash flows are somewhat influenced by cyclicality of demand in the steel industry, especially in the automotive market. Any additional funds will be used for growth, including strategic acquisitions, investment in unconsolidated affiliates, construction of new plant capacity, and investment in production and processing capabilities. The form of such financing may vary depending upon the prevailing market and related conditions, and may include short or long-term borrowings or the issuance of debt or equity securities.

We expect to extend and expand our line of credit agreement prior to its maturity on August 31, 2005. We believe that, given our successful multiple year renewals in 1998 and 2001 and the one-year extension of the maturity date in fiscal 2003 to its current maturity, we will obtain this extension and expansion. We continue to remain in compliance with all covenants, including our leverage ratios, and all of our borrowings are unsecured. In the event we are unable to refinance our line of credit on a similar basis, we have sufficient working capital and fixed assets available to obtain secured financing to meet our future needs.

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


Related Party Transactions
--------------------------

We have various transactions with Mi-Tech Steel and we sell scrap steel products to a company owned by Stuart N. Ray, an officer and director of Steel Technologies (see Note 7 of our Notes to Condensed Consolidated Financial
Statements). The price that we receive for our scrap steel is based on a published index price. We have no ongoing contractual or other commitments to sell scrap steel to Mr. Ray's company and we can discontinue sales to this company at any time. We bid our scrap steel business to potential purchasers on a regular basis.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the first six months ended March 31, 2004 from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended September 30, 2003.

                         Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is made known to us by others within our company, including our consolidated subsidiaries, particularly during the period for which reports of our company, including this Quarterly Report on Form 10-Q, are being prepared.

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           Part II - Other Information

                    Item 6. Exhibits and Reports on Form 8-K

Exhibits filed with this report are attached hereto.

On March 19, 2004, we filed a current report on Form 8-K under Items 5 and 7, concerning the issuance of a press release announcing our expected financial results for the second quarter ended March 31, 2004.

On April 19, 2004, we furnished a current report on Form 8-K under Item 12, concerning the issuance of a press release reporting our financial results for the second quarter ended March 31, 2004.

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




Dated: May 12, 2004

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ending March 31, 2004;

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


Date: May 12, 2004

/s/ Bradford. T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph P. Bellino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ending March 31, 2004;

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

Date: May 12, 2004

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2004:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Bradford T. Ray
                                                      -------------------
                                                      Bradford T. Ray
                                                      Chief Executive Officer
                                                      Date: May 12, 2004

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2004:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Joseph P. Bellino
                                                      ---------------------
                                                      Joseph P. Bellino
                                                      Chief Financial Officer
                                                      Date: May 12, 2004