Form 10-Q
period 2004-06-30
STEEL TECHNOLOGIES INC
filed 2004-08-06
CIK 771790

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]               QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

There were 12,773,355 shares outstanding of the Registrant's common stock as of July 31, 2004.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        June 30, 2004 and September 30, 2003 ..............................  3

        Condensed Consolidated Statements of Income and
        Comprehensive Income Three and Nine Months Ended
        June 30, 2004 and 2003 ............................................  4

        Condensed Consolidated Statements of Cash Flows Nine Months
        Ended June 30, 2004 and 2003 ......................................  5

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

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands)                                          June 30     September 30
(Unaudited)                                              2004            2003
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   2,405       $   2,758
   Trade accounts receivable, net ..............        118,078          74,595
   Inventories .................................        138,656          84,301
   Deferred income taxes .......................          1,633           1,198
   Prepaid expenses and other assets ...........          3,845           4,628
                                                      ---------       ---------
      Total current assets .....................        264,617         167,480

Property, plant and equipment, net .............        108,003         106,615
Investments in and advances to unconsolidated
   affiliates ..................................         21,525          19,604
Goodwill .......................................         18,148          18,148
Other assets ...................................          1,340           1,328
                                                      ---------       ---------
                                                      $ 413,633       $ 313,175
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  74,975       $  49,609
   Accrued liabilities .........................         15,570          10,353
   Income taxes payable ........................          3,873             -
   Long-term debt due within one year ..........            -             5,720
                                                      ---------       ---------
      Total current liabilities ................         94,418          65,682

Long-term debt .................................        101,000          94,680
Deferred income taxes ..........................         15,583          14,872
                                                      ---------       ---------
      Total liabilities ........................        211,001         175,234
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....            -               -
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding shares:
    12,755,945 at June 30, 2004 and
    9,765,409 at September 30, 2003.............         68,894          20,371
   Treasury stock at cost:  2,611,457 shares at
    June 30, 2004 and 2,573,953 at September
    30, 2003....................................        (23,858)        (23,169)
   Additional paid-in capital ..................          5,098           5,098
   Retained earnings ...........................        158,656         141,073
   Accumulated other comprehensive loss ........         (6,158)         (5,432)
                                                      ---------       ---------
     Total shareholders' equity ................        202,632         137,941
                                                      ---------       ---------
                                                      $ 413,633       $ 313,175
                                                      =========       =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(Amounts in thousands,                Three Months Ended     Nine Months Ended
except per share data, unaudited)          June 30              June 30
--------------------------------------------------------------------------------
                                        2004       2003       2004       2003
                                      ------------------------------------------
Sales ................................ $232,041   $129,603   $547,672  $385,752
Cost of goods sold ...................  205,632    120,368    490,910   351,586
                                       --------   --------   --------  --------
      Gross profit ...................   26,409      9,235     56,762    34,166

Selling, general and
   administrative expenses ...........    9,347      7,285     24,535    21,332
Equity in net income of unconsolidated
   affiliates ........................      764        294      1,933       704
                                       --------   --------   --------   -------
   Operating income ..................   17,826      2,244     34,160    13,538

Interest expense, net ................      971      1,155      2,932     3,703
Loss (gain) on disposals/writeoffs of
   property, plant and equipment .....        8         15         20       (87)
                                       --------   --------   --------   -------
   Income before income taxes ........   16,847      1,074     31,208     9,922

Provision for income taxes ...........    6,310        102     11,371     3,168
                                       --------   --------   --------   -------
    Net income ....................... $ 10,537   $    972   $ 19,837   $ 6,754
                                       --------   --------   --------   -------
Diluted weighted average number of
   common shares outstanding .........   13,029      9,866     11,031     9,904
                                       ========   ========   ========   =======

Diluted earnings per common share .... $   0.81   $   0.10   $   1.80   $  0.68
                                       ========   ========   ========   =======

Basic weighted average number of
   common shares outstanding .........   12,743      9,763     10,782     9,742
                                       ========   ========   ========   =======

Basic earnings per common share ...... $   0.83   $   0.10   $   1.84   $  0.69
                                       ========   ========   ========   =======

Cash dividends per common share ...... $   0.10   $   0.10   $   0.20   $  0.20
                                       ========   ========   ========   =======

            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                        Three Months Ended     Nine Months Ended
(Unaudited)                                 June 30               June 30
--------------------------------------------------------------------------------
                                        2004       2003       2004       2003
                                      ------------------------------------------
Net income ........................... $ 10,537    $    972   $ 19,837  $ 6,754
  Foreign currency translation
        adjustment ...................     (716)      1,480       (885)    (827)
  Decrease in unrealized loss on cash
        flow hedges, net of taxes ....       -          140        159      319
                                       --------   ---------   --------  -------
Comprehensive income ................. $  9,821    $  2,592    $19,111  $ 6,246
                                       ========   =========   ========  =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Nine Months Ended
(Unaudited)                                                       June 30
--------------------------------------------------------------------------------
                                                             2004       2003
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $ 19,837    $  6,754
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation ...................................     11,197      10,311
       Deferred income taxes ..........................        681         245
       Equity in net income of unconsolidated
        affiliates ....................................     (1,933)       (704)
       Loss (gain) on disposals/writeoffs of property,
        plant and equipment ...........................         20         (87)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................    (44,101)      3,453
             Inventories ..............................    (54,839)      9,501
             Prepaids expenses and other assets .......        (19)     (2,630)
             Accounts payable .........................     25,710     (19,792)
             Accrued liabilities and income taxes .....      9,622      (1,514)
                                                          --------    --------
Net cash (used in) provided by operating activities ...    (33,825)      5,537
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........    (12,948)    (10,467)
   Proceeds from sale of property, plant and equipment         -           591
   Acquisition, net of cash acquired ..................        -        (9,825)
   Distribution from unconsolidated affiliate .........         59          45
                                                          --------    --------
Net cash used in investing activities .................    (12,889)    (19,656)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     65,000      52,500
   Principal payments on long-term debt ...............    (64,400)    (34,754)
   Cash dividends on common stock .....................     (2,254)     (1,949)
   Repurchase of common stock .........................       (689)     (1,079)
   Net proceeds from issuance of common stock .........     48,523       1,602
   Other ..............................................        175         175
                                                          --------    --------
Net cash provided by financing activities .............     46,355      16,495
                                                          --------    --------
Effect of exchange rate changes on cash ...............          6         (41)
                                                          --------    --------
Net (decrease) increase in cash and cash equivalents ..       (353)      2,335
Cash and cash equivalents, beginning of year ..........      2,758       2,127
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $  2,405    $  4,462
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  3,184    $  3,714
                                                          ========    ========
Cash payment for income taxes .........................   $  5,601    $  5,525
                                                          ========    ========
Supplemental Schedule of Noncash Investing and Financing
  Activities:

    Fair value of assets acquired ......................  $    -      $  9,845
    Liabilities assumed.................................       -            20
                                                          --------    --------
    Net cash paid.......................................  $    -      $  9,825
                                                          ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2004 and the condensed consolidated statements of income and comprehensive income for the three and nine months ended June 30, 2004 and 2003, and condensed consolidated cash flows for the nine months ended June 30, 2004 and 2003 have been prepared by Steel Technologies Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2003. The results of operations for the nine months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.


2.  STOCK OPTIONS

At June 30, 2004, the Company had stock-based compensation plans which are described more fully in Note 13 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been impacted as follows:


(In thousands except per share data)       Three Months Ended  Nine Months Ended
(Unaudited)                                      June 30           June 30
-------------------------------------------------------------------------------
                                              2004     2003      2004     2003
                                             ------   ------    ------   ------
Net income - as reported                     $10,537   $  972  $19,837   $6,754
Total stock-based employee compensation
   expense determined under
   fair value method for all awards,
   net of taxes                                   81       26      249       89
                                             -------   ------  -------   ------
Net income - pro forma                       $10,456   $  946  $19,588   $6,665
                                             =======   ======  =======   ======

Diluted net income per share - as reported   $ 0.81    $ 0.10   $ 1.80   $ 0.68
Diluted net income per share - pro forma     $ 0.81    $ 0.10   $ 1.78   $ 0.67
Basic net income per share - as reported     $ 0.83    $ 0.10   $ 1.84   $ 0.69
Basic net income per share - pro forma       $ 0.82    $ 0.10   $ 1.82   $ 0.68


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



(In thousands except per share data)     Nine Months Ended
(Unaudited)                                June 30, 2003
-----------------------------------      ------------------
Sales                                       $  397,416
Net income                                  $    6,641
Diluted net income per share                $     0.67
Basic net income per share                  $     0.68


This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results.

4.  INVENTORIES

Inventory consists of:


(In thousands)                                         June 30    September 30
(Unaudited))                                             2004         2003
-------------------------------------------------------------------------------
Raw materials ....................................   $  100,327   $   58,204
Finished goods and work in process ...............       38,329       26,097
                                                     ----------   ----------
                                                     $  138,656   $   84,301
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

6.  NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the denominator of the basic and diluted per share computations:



(Amounts in thousands, except per share results)            Three Months Ended
(Unaudited)                                                      June 30
--------------------------------------------------------------------------------
                                                             2004        2003
                                                          ----------------------
Net income ............................................   $  10,537   $     972
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................      12,743       9,763
    Plus: dilutive effect of stock options ............         286         103
                                                          ---------   ---------
           Diluted weighted average shares ............   $  13,029   $   9,866
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      12,743       9,763
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    0.81   $    0.10
                                                          =========   =========
    Basic .............................................   $    0.83   $    0.10
                                                          =========   =========


(Amounts in thousands, except per share results)             Nine Months Ended
(Unaudited)                                                       June 30
--------------------------------------------------------------------------------
                                                             2004        2003
                                                          ----------------------
Net income ............................................   $  19,837   $   6,754
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................      10,782       9,742
    Plus: dilutive effect of stock options ............         249         162
                                                          ---------   ---------
           Diluted weighted average shares ............   $  11,031   $   9,904
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      10,782       9,742
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    1.80   $    0.68
                                                          =========   =========
    Basic .............................................   $    1.84   $    0.69
                                                          =========   =========

All outstanding options are included in the diluted earnings per share calculation above for the three and nine months ended June 30, 2004 and 2003.


7.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), a fifty percent owned unconsolidated affiliate accounted for by the equity method, follows:

(In Thousands)          Three Months Ended            Nine Months Ended
(Unaudited)                  June 30                       June 30
-----------------      ---------------------      -----------------------
                         2004         2003          2004           2003
                         ----         ----          ----           ----
Sales                  $54,591      $35,904       $145,704        $100,144
Gross profit             4,118        2,300         10,868           6,369
Net income               1,386          439          3,412           1,000

The Company has various transactions with Mi-Tech Steel. Included in operating income of the Company are management fees, Decatur operating expense reimbursements and equity in the net income of Mi-Tech Steel. During the three months and nine months ended June 30, 2004, these transactions totaled $590,000 and $1,630,000, respectively, compared to $186,000 and $814,000 for the three and nine months ended June 30, 2003, respectively. The Company's equity in undistributed net income of Mi-Tech Steel was $8,127,000 and $6,131,000 at June 30, 2004 and 2003, respectively.

During the three months and nine months ended June 30, 2004, the Company recorded sales of $4,351,000 and $11,916,000, respectively, for products sold to a company owned by an officer and director of the Company compared to sales of $1,733,000 and $4,813,000, respectively, during the three months and nine months ended June 30, 2003.

Accounts receivable from the aforementioned company was $2,772,000 and $1,337,000 as of June 30, 2004 and September 30, 2003, respectively. The Company believes these transactions are in the best interests of the Company and the terms and conditions of these transactions are in the aggregate not materially more favorable or unfavorable to the Company than would be obtained on an arm's length basis from unaffiliated parties. See also information contained under "Certain Transactions" in the Company's 2004 Proxy Statement.


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

Overview
--------

Steel Technologies Inc. is one of the largest independent flat-rolled steel processors in North America. Our North American platform of 21 facilities, including our unconsolidated affiliates, is strategically positioned in the steel producing and consuming markets throughout the United States and Mexico. We bring value to our customers through precision steel processing as well as supply chain management, quality control and technical support. We utilize the most advanced equipment to produce high-quality steel products and specialize in meeting exact specifications for customers in a variety of industries and end use markets including automotive, lawn and garden, appliance and rail car industries. Our broad geographic coverage allows us to provide our customers with efficient just-in-time delivery.

We focus our sales and marketing strategies to more fully leverage our North American platform of value added steel processing facilities. We have been successful in growing our volume across all operations and have gained meaningful market growth, both with existing and new customers across a wide range of end use markets. Our broad capabilities and geographic presence offers distinct competitive advantages to customers that have multi-plant operations throughout the United States, Canada and Mexico. This has allowed us to expand with regional and large national accounts. In the third quarter of fiscal 2004, our tons sold of company-owned steel products increased 45% over the same quarter of fiscal 2003 to 353,000 tons. We anticipate approximately 25% volume growth year over year in the upcoming fourth fiscal quarter through continued market growth and strong economic conditions. With our recent investments we are well positioned to manage these higher volumes.

Our largest unconsolidated affiliate, Mi-Tech Steel, Inc. (Mi-Tech Steel), experienced 52% growth in revenue in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Mi-Tech Steel is well positioned with their network of facilities to grow with transplant automotive and other large national accounts.

Our gross profit margin was 11.4% in the third quarter of fiscal 2004 compared to 7.1% in the third quarter of fiscal 2003. Our gross profit margin improved primarily due to higher sales levels related to our market growth and to a lesser extent our increase in selling prices to offset increased raw material costs.

During the most recent fiscal quarter, our steel suppliers continue to be impacted by the shortage of raw materials resulting in unprecedented increases affecting the cost to steel producers on scrap, coke, iron ore and energy. As a result, the North American steel producers have implemented temporary raw material surcharges to offset these costs until conditions subside. We are currently subject to raw material price increases and surcharges from our suppliers. We intend to continue to pass on these price increases and surcharges to our customers. As a result we anticipate continued double-digit selling price increases year over year in the upcoming fourth fiscal quarter. To the extent we are unable to continue to pass on these price increases and surcharges, the profitability of our business could be adversely affected.

As a result of a weaker U.S. dollar, increasing demand and continued shortages of raw materials, we expect our raw material costs to increase throughout our fourth fiscal quarter. We remain diligent and focused on our supplier relations and in securing material to support our customer requirements. Although we expect supply conditions to remain tight throughout the upcoming quarter, we have aligned our business with the most viable North American producer base and expect to maintain adequate supply to support our valued customers and projected growth.

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




                              Financial Highlights
                              --------------------
        (in thousands except per share data, other data and percentages)
        ----------------------------------------------------------------



                                    For the Three Months Ended June 30
                                          2004              2003
                                   ---------------  ------------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- --------- --------
Sales                            $232,041  100.0%   $129,603  100.0%      79%
Gross profit                       26,409   11.4       9,235    7.1      186
Selling, general and
   administrative expenses          9,347    4.0       7,285    5.6       28
Equity in net income of
   unconsolidated affiliates          764    0.3         294    0.2      160
Operating income                   17,826    7.7       2,244    1.7      694
Interest expense, net                 971    0.4       1,155    0.9      (16)
Net income                         10,537    4.5         972    0.7      984
Diluted earnings per common share   $0.81              $0.10             710


Other data
----------
Average days sales outstanding      45.8                49.9              (8)
Inventory turnover                   5.9                 6.1              (3)
Return on equity (annualized)       20.8%                2.8%            643




                                    For the Nine Months Ended June 30
                                         2004              2003
                                   ---------------  ------------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- --------- --------
Sales                            $547,672  100.0%   $385,752  100.0%      42%
Gross profit                       56,762   10.4      34,166    8.8       66
Selling, general and
   administrative expenses         24,535    4.5      21,332    5.5       15
Equity in net income of
   unconsolidated affiliates        1,933    0.3         704    0.2      175
Operating income                   34,160    6.2      13,538    3.5      152
Interest expense, net               2,932    0.5       3,703    1.0      (21)
Net income                         19,837    3.6       6,754    1.8      194
Diluted earnings per common share   $1.80              $0.68             165
Cash dividends per common share     $0.20              $0.20              --





Results of Operations
---------------------

     Sales
     -----

     We posted net sales of $232,041,000 for the fiscal quarter ended June 30, 2004, an increase of 79% from sales of $129,603,000 for the fiscal quarter ended June 30, 2003. Tons shipped of company-owned steel products in the third quarter of fiscal 2004 increased approximately 45% to 353,000 tons compared to the third quarter of fiscal 2003 as a result of continued market growth with large national accounts and improved economic conditions. The average selling price of company-owned steel products increased approximately 34% for the third quarter of fiscal 2004 as compared to the previous year.

     Sales for the nine months ended June 30, 2004 increased by 42% to $547,672,000 compared to $385,752,000 for the nine months ended June 30, 2003. Tons shipped in the first nine months of fiscal 2004 increased 31% compared to the first nine months of fiscal 2003. Average selling prices of steel for the first nine months of fiscal 2004 increased approximately 11% compared to the first nine months of fiscal 2003.


     Gross profit
     ------------

     Our gross profit margin was 11.4% in the third quarter of fiscal 2004 compared to 7.1% in the third quarter of fiscal 2003. Cost of goods sold increased 70.8% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Cost of materials sold increased $78,932,000 in the third quarter of fiscal 2004 due to higher sales volume and increased raw material costs. The remaining increase in cost of goods sold in the third quarter of fiscal 2004 was $6,332,000 and was primarily a result of increased labor costs and related fringe benefits and increased delivery costs due to higher sales volume.

     For the first nine months of fiscal 2004 our gross profit margin was 10.4% compared to 8.8% for the first nine months of fiscal 2003. Cost of goods sold increased 39.6% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003. Cost of materials sold increased $126,047,000 due to higher sales volume and increased raw material costs. The remaining increase in cost of goods sold for the nine months ended June 30, 2004 compared to June 30, 2003 of $13,277,000 was primarily a result of increased labor costs and related fringe benefits and increased delivery costs due to higher sales volume.

     Our gross profit margin improved somewhat from an escalating price environment due to rising raw material costs. This benefit to our earnings may reverse in subsequent quarters as the full effect of raw material increases works through our inventory.

     We expect average raw material costs in the fourth quarter of fiscal 2004 to exceed average raw material costs in the third quarter of fiscal 2004 as a result of steel supply shortages and raw material surcharges that were implemented by our suppliers. We intend to continue to pass on these price increases and surcharges to our customers to mitigate the impact of the surcharges on our gross profit margin. If we are unable to continue to pass through future price increases to our customers, our gross margins will decrease.

     We may offset rising material costs and positively impact gross profit by achieving production cost efficiencies and product mix improvements


     Selling, general and administrative expenses
     --------------------------------------------

     Selling, general and administrative costs were $9,347,000 for the three months ended June 30, 2004, compared to $7,285,000 for the three months ended June 30, 2003. Higher sales volume and net income levels contributed to an increase in selling, general and administrative expenses as a result of higher selling costs and increases in company wide bonus plan expenses.

     Selling, general and administrative costs for the nine months ended June 30, 2004 were $24,535,000 compared to $21,332,000 for the nine months ended June 30, 2003. Higher sales volume and net income levels contributed to an increase in selling, general and administrative expenses as a result of higher selling costs and increases in company wide bonus plan expenses. For the nine months ended June 30, 2004, selling, general and administrative cost reductions were achieved in the amount of $740,000 from a non-recurring state payroll tax incentive and a reduction of property tax expenses as a result of receiving an assessment at amounts significantly lower than estimated.

     We continue to actively manage the level at which selling, general and administrative expenses are added to our cost structure.

     Equity in net income of unconsolidated affiliates
     -------------------------------------------------

     Our share of the income of our unconsolidated affiliates increased to $764,000 for the third quarter of fiscal 2004 compared to $294,000 in 2003. For the nine months ended June 30, 2004 income from our unconsolidated affiliates was $1,933,000 compared to $704,000 for the nine months ended June 30, 2003.

     Our largest unconsolidated affiliate, Mi-Tech Steel, experienced 52% sales growth during the third quarter and 46% sales growth for the first nine month of fiscal 2004 as compared to fiscal 2003. The continued ramping up of the Nissan Motor Co., Ltd.'s new Canton, Mississippi operation contributed positively to Mi-Tech Steel's earnings. Mi-Tech Steel's newest facility located near the Nissan Mississippi operation has begun a $4,000,000 follow-on expansion to handle automotive exposed processing to service Nissan and other businesses in the southern region of the U.S.

     Interest expense
     ----------------

     Net interest expense for the third quarter of fiscal 2004 decreased to $971,000 from $1,155,000 for the third quarter of fiscal 2003. Net interest expense for the nine months ended June 30, 2004 decreased to $2,932,000 compared to $3,703,000 during the same period of fiscal 2003. The decrease is primarily attributable to lower interest rates on variable rate debt during the current period as compared to the same period last year offset by a $269,000 expense related to the early retirement of our ten-year note in June, 2004.

     Income tax expense
     ------------------

     Our effective income tax rate was approximately 37.5% and 9.5%, respectively, for the third quarters of fiscal 2004 and 2003. The effective tax rate for the third quarter of fiscal 2003 was 23% lower as a result of recording an income tax benefit attributable to state and foreign income tax matters that were more favorable than originally estimated. The remaining change in our effective tax rate during the quarter was primarily attributable to higher earnings during the third quarter of fiscal 2004 compared to the same period last year.

     For the first nine months of fiscal 2004 and 2003 our effective income tax rate was 36.4% and 31.9%, respectively. During the nine months ended June 30, 2003, we recorded an income tax benefit attributable to state and foreign income tax matters that were more favorable than originally estimated and also recognized a nonrecurring state income tax benefit which combined to reduce our effective income tax rate by 4.5%.

Liquidity and Capital Resources
-------------------------------


As of June 30, 2004, we had $170,199,000 of working capital, maintained a current ratio of 2.8:1 and had total debt at 33% of capitalization. Generally, in periods of economic expansion and increased demand for our products, our working capital requirements increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Average days sales outstanding to customers was 46 days as of June 30, 2004 compared to 50 as of June 30, 2003. We expect average days sales outstanding to increase to 50 days during the fourth quarter of fiscal 2004. Average days inventory was 61 days as of June 30, 2004 compared to 59 days as of June 30, 2003. We expect average days inventory to increase to 65 days during the fourth quarter of fiscal 2004.

Our average payment days to suppliers was 33 days as of June 30, 2004 compared to 34 days as of June 30, 2003. We expect average payment days to suppliers to remain at 33 days during the fourth quarter of fiscal 2004.

During the first nine months of fiscal 2004, cash used in operations was $33,825,000 primarily working capital related. We increased inventory by $54,839,000 and accounts receivable by $44,101,000 to support our sales growth, which was partially offset by an increase in accounts payable of $25,710,000. This working capital increase was financed primarily from borrowings under our bank line of credit. In the fourth quarter of fiscal 2004, as we continue to expand our sales, we expect to increase inventory and accounts receivable to support our growth. We expect to finance our cash flow needs with borrowings under our line of credit agreement.

Capital expenditures for the first nine months of fiscal 2004 totaled approximately $12,948,000 primarily for various capacity improvement projects. We continue to expand production capacity to serve the growing needs of customers and invest in automation to improve productivity and make our operations more efficient. For fiscal 2004, the capital additions to all facilities are expected to approximate $17,000,000.

We maintain an equity investment of approximately $18,244,000 in our 90%-owned Mexican subsidiary. Additional investments in our Mexican operations, if required, would be financed with available funds from our credit facility.

The translation of the financial statements of our Mexican subsidiary from local currencies to the U.S. dollar subjects us to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. We do not consider our exposure to exchange rate risks to be material and consider the Mexican peso a relatively stable currency. We do not typically manage our related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction gains included in sales were $382,000 and $461,000 during the three and nine months ended June 30, 2004, respectively, reflecting a weaker average exchange rate of the peso relative to the U.S. dollar during fiscal 2004. Foreign currency transaction (losses) gains recorded during the three and nine months ended June 30, 2003 were ($422,000) and $194,000, respectively.

We maintain a 50% equity investment in Mi-Tech Steel and a 49% equity investment in Ferrolux Metals. As part of our strategy to develop the operations of our unconsolidated affiliates, we loaned Mi-Tech Steel $2,000,000 on September 30, 2003. The loan is subordinate to all existing Mi-Tech Steel loans and matures September 30, 2006. Interest is paid at maturity at a LIBOR based interest rate.

Additional equity contributions to our unconsolidated affiliates are not required and we do not guarantee any obligations of our unconsolidated affiliates. While distributions from Mi-Tech Steel are permitted, if authorized by Mi-Tech Steel's board of directors, such distributions are restricted by one of Mi-Tech Steel's loan agreements. Such restrictions limit distributions to 15% of Mi-Tech Steel's net income in any fiscal year. Distributions from Mi-Tech Steel are not, and are not expected to be, material sources of liquidity for us. Mi-Tech Steel's liquidity needs are met primarily by their cash flows from operating activities and existing line of credit facility. Cash flows from operations and available borrowing capabilities are expected to meet Mi-Tech Steel's future needs.

On March 31, 2004, we completed a public stock offering of 2,905,000 shares of common stock at a price of $17.25. We realized net proceeds of approximately $47,300,000 from this offering and used these proceeds to reduce borrowings under our line of credit facility. The completion of this offering has allowed us to continue to implement our strategic growth initiatives.

Borrowings and repayments under our line of credit agreement are initiated as needed to fund our operating and investing activities described above. During the first nine months of fiscal 2004, we borrowed $65,000,000 to finance our working capital needs and repaid $64,400,000 on our indebtedness.

We have a $151,000,000 unsecured line of credit agreement expiring on August 31, 2005, with various variable options on the interest rate, none of which are greater than the bank's prime rate. At June 30, 2004, there was $101,000,000 outstanding on the credit facility.

On June 1, 2004 we prepaid the entire principal balance of $5,680,000 outstanding on the ten-year note which required a final principal payment in March 2005. With this prepayment we were required to pay a make-whole payment of $269,000 which is included in interest expense.

Provisions contained in our debt agreements require us to maintain specified levels of net worth, maintain certain financial ratios and limit the addition of substantial debt. With the prepayment of our private placement note, certain cross-default provisions with respect to the line of credit agreement and private placement note were eliminated. We are in compliance with our loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

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

Our bank line of credit facility matures on August 31, 2005. We expect to renew or replace our existing line of credit agreement with a multiple year agreement during our fourth fiscal quarter of 2004. We believe that, given our successful multiple year renewals in 1998 and 2001 and the one-year extension of the maturity date in fiscal 2003 to its current maturity, we will obtain this renewal or replacement. We continue to remain in compliance with all covenants, including our leverage ratios, and all of our borrowings are unsecured. In the event we are unable to refinance our line of credit on a similar basis, we have sufficient working capital and fixed assets available to obtain secured financing to meet our future needs.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the nine months ended June 30, 2004 from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended September 30, 2003.

                         Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is made known to us by others within our company, including our consolidated subsidiaries, particularly during the period for which reports of our company, including this Quarterly Report on Form 10-Q, are being prepared.

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           Part II - Other Information

                    Item 6. Exhibits and Reports on Form 8-K

Exhibits filed with this report are attached hereto.

On June 25, 2004, we furnished a current report on Form 8-K under Item 12, concerning the issuance of a press release announcing our expected financial results for the third quarter ended June 30, 2004.

On July 19, 2004, we furnished a current report on Form 8-K under Item 12, concerning the issuance of a press release reporting our financial results for the third quarter ended June 30, 2004.

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




Dated: August 6, 2004

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended June 30, 2004;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: August 6, 2004

/s/ Bradford. T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph P. Bellino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended June 30, 2004;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 6, 2004

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Bradford T. Ray
                                                      -------------------
                                                      Bradford T. Ray
                                                      Chief Executive Officer
                                                      Date: August 6, 2004

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended August 6, 2004:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Joseph P. Bellino
                                                      ---------------------
                                                      Joseph P. Bellino
                                                      Chief Financial Officer
                                                      Date: August 6, 2004