Form 10-K
period 2004-09-30
STEEL TECHNOLOGIES INC
filed 2004-12-14
CIK 771790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

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
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ].

Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2004, computed by reference to the closing price of the registrant's common stock, as quoted in the Nasdaq National Market System on such date: $211,559,989.

Number of shares of the registrant's Common Stock outstanding at December 3, 2004: 12,854,644.

Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 2004 are incorporated by reference into Part II. Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 27, 2005 are incorporated by reference into Part III.

References to "we", "us" or "our" refer collectively to Steel Technologies Inc. and its subsidiaries.

PART I

ITEM 1.           BUSINESS

GENERAL

Steel Technologies Inc. is incorporated under the laws of the state of Kentucky. Our company was founded in 1971 with the vision to become the leader in the steel processing industry and we are now one of the largest independent flat-rolled steel processors in North America. We purchase commercial tolerance steel in coils from major integrated steel mills and mini-mills. We process these coils to precise tolerances that are unavailable from primary steel producers.

Our North American platform of 20 facilities, including our joint ventures, is strategically positioned in steel producing and consuming markets near customers and suppliers to ensure efficient just-in-time delivery of products throughout the United States and Mexico. We utilize the most advanced equipment to produce high-quality steel products and specialize in meeting exact specifications for customers in a variety of industries and end markets. Our broad geographic coverage allows us to provide our customers with efficient just-in-time delivery.

We, along with our joint ventures, have consistently increased our processes and capabilities, adding 20 facilities and over 100 installations of precision equipment since our initial public offering. Since fiscal 1994, we have invested approximately $44 million in five acquisitions, approximately $179 million in capital expenditures and approximately $9 million establishing our two joint ventures. We intend to continue to pursue growth through acquisitions, expansion of existing facilities, Greenfield construction and development of our joint venture operations.

STEEL PROCESSING

Our production facilities are strategically located near customers and suppliers to ensure efficient just-in-time delivery of products across the markets we serve. Together with our joint ventures, we have 20 facilities. Steel Technologies' facilities are located in Kentucky, Indiana, Missouri, Michigan, Ohio, North Carolina, South Carolina and Mexico. Each of our Steel Technologies facilities maintains one or more internationally recognized Quality Management Systems such as QS9000 or ISO 9001. Mi-Tech Steel has facilities in Alabama, Indiana, Mississippi and Tennessee. We also own 49% of Ferrolux Metals, a certified minority-owned business processing steel for exposed automotive applications, which has a facility in Michigan.

Our principal processing capabilities, among others, include:

Pickling and Leveling. A chemical process using an acidic solution to remove surface oxide which develops on hot-rolled steel and may also be performed in conjunction with coating and lubricating steel;

Slitting. Coils are cut to specific widths on precision machines called slitters. Coils of fully-processed strip or wide sheet coil are passed through rotary slitting knives and rewound in narrow-width coils as required by customer specifications;

Cold Reducing. Coils are reduced in thickness on high-powered precision rolling mills to achieve exact tolerances in thickness, finish and mechanical properties;

Annealing. Steel is heat treated in high convection, 100% hydrogen furnaces to recrystalize the internal structure, creating a softer, more workable material;

Cut-to-length. Cuts and levels steel to exact shapes and widths;

Blanking. Steel is stamped in blanking presses utilizing precision tools and dies to generate flat steel shapes that are subsequently formed by our customers into finished parts;

Multi-Blanking. Coils are cut to specified multiple widths and then sheared to a precise length;

Oscillating. Steel is produced on multi-head slitting and oscillate winding equipment as a means of producing exceptionally long lengths of narrow strip steel by winding consecutive coils, much like thread is wound on a spool;

Laser-cutting. The laser-cutting of steel parts in excess of one-inch thick to precise customer specifications;

Edging. The process of conditioning the edge of the steel to eliminate jagged edges or burrs;

Automotive Inspection. Inspection of a coil to ensure surface quality suitable for automotive body panels; and

Edgetrimming. The process of trimming the edge of a steel coil creating a clean-cut slit edge.

Our processed products include: cold-rolled strip and sheet, cold-rolled one-pass strip, high carbon and alloy strip and sheet, hot-rolled sheet, high strength low alloy strip and sheet, coated strip and sheet, hot-rolled pickled and oiled sheet and tin plate. Both our own and our joint venture operations utilize the most technologically advanced and modern equipment in the industry, including: rolling mills, slitting lines, cut-to-length lines, multi-blanking lines, exposed inspection lines, blanking presses, oscillating slitters, edging lines, annealing units, a pickling line, and laser cutting capabilities.

We purchase inventory to match a specific customer's requirements based on their forecasted or historical usage. The customer's orders are entered into a computerized order entry system and appropriate inventory is then selected and scheduled for processing in accordance with a specified delivery date. We maximize yield from our inventory by scheduling customer orders to use, to the fullest extent practicable, the purchased widths of our inventory.

We have been willing to invest in the technology, equipment and inventory required to further process steel for use in manufacturing operations. Our industry has experienced a reduction in the overall number of processors due to the increasing cost of entry and the rationalization by purchasers of processed steel of the number of suppliers they utilize. These industry forces have created a market in which the strength of our business is based upon our capability to process steel to more precise specifications and to service the steel purchasing and delivery requirements of our customers more expeditiously than the primary steel producers.

We have achieved high quality and productivity levels by using technologically advanced, modern and efficient equipment to perform the pickling, slitting, cold reduction, annealing and blanking processes. Our pickling facility is capable of high volume pickling, leveling, coating and slitting of hot rolled steel to specifications greater than industry standards. Our slitting lines are capable of maintaining width tolerances of +/- 0.002 inches. We have computerized all of our rolling equipment, which has improved its capability to deliver flat-rolled steel products processed to closer than standard tolerances. Our computerized rolling mills are capable of maintaining thickness tolerances of +/- 0.0003 inches.

Computers monitor thickness during the cold reduction process, rapidly adjusting roll position to maintain the proper tolerance as the steel passes through the rolling mill. The computers also provide both visual displays and documented records of the thickness maintained throughout the entire coil. Annealing is accomplished in high convection bell furnaces that feature extraordinary thermal consistency, rapid water cooling and advanced atmosphere controls for good surface cleanliness of the rolled steel product. Our blanking lines are capable of producing blanks from coils up to 84 inches in width and a maximum gauge of
0.25 inches thick. The flatness of the steel is controlled by an automatic hydraulic leveler and diagnostic equipment that continually monitors the steel during processing to minimize scrap and provide up-to-the minute production information.

QUALITY CONTROL

The ability to obtain high quality steel from suppliers on a consistent basis is critical to our business. Through our technical services department, we have instituted strict quality control measures to assure that the quality of purchased raw materials will allow us to meet the specifications of our customers and to reduce the costs of production interruptions resulting from lesser quality steel. Physical, chemical and metallographic analyses are performed on selected raw material to verify acceptable mechanical and dimensional properties, cleanliness, surface characteristics and chemical content. Similar analyses are conducted on processed steel on a selected basis before delivery to the customer. We also use statistical process control techniques to monitor our slitting and cold reduction processes to allow management to verify to customers that certain required tolerances have been continuously maintained throughout processing. This close attention to product quality has enabled us to limit the amount of customer returns and allowances. Our metallurgical laboratories are located at the Eminence, Kentucky and Ottawa, Ohio facilities.

Our Technical Services Department is comprised of metallurgical engineers, quality management system employees and laboratory technicians. These individuals are located at our various facilities and are closely involved with many aspects of our business, with strong emphasis on sales, purchasing and quality assurance. In addition to administering our testing and laboratory facilities, they provide input into process design and control, product quality and material specifications. The metallurgical engineers work closely with our sales department to assist our customers with the selection of appropriate flat-rolled steel products for new applications. Technical Services personnel play a major role in providing metallurgical assistance to our customers and suppliers. They work closely with our purchasing department to assure appropriate supply from our vendor base and play an essential part in our ISO quality system registrations.

SALES AND MARKETING

We employ a highly skilled and experienced sales and marketing staff consisting of field sales people assigned to seven regions located throughout the markets we serve. This group is primarily responsible for selling our products and services to both existing and new accounts. They cover 38 states, Canada and Mexico and service all market segments. Their efforts are centrally coordinated by a Senior Vice President of Sales and eight Regional Vice Presidents or Regional Managers. In addition, we have a centralized customer service team that manages the daily sales and service requirements of existing and potential customers. Our sales and marketing staff plays a key role in cultivating new markets and identifying growth opportunities. Our advertising, marketing and sales expenses were less than 2% of sales during fiscal 2004, 2003 and 2002.

CUSTOMERS AND DISTRIBUTION

We produce to customer order rather than for inventory. Although some blanket orders are taken for periods of up to one year, such blanket orders represent a projection of anticipated customer requirements and do not become firm orders until the customer calls for delivery of specified quantities of particular products at specified times. We are therefore required to maintain a substantial inventory of raw material to meet the short lead times and just-in-time delivery requirements of many of our customers. Customers typically place firm orders for delivery within two to three weeks.

We also "toll process" steel for steel mills, large end-users, service centers and other processors. Under toll processing, we perform certain processes on the steel while the customer retains title to the steel and has the responsibility for the end product.

We process steel for sale to a variety of industrial customers, including those in the automotive, appliance, lawn and garden, office furniture, agriculture, railcar, construction, hardware and consumer goods markets. During fiscal 2004, 2003 and 2002, direct sales to the automotive industry accounted for 6%, 10% and 10% of total sales, respectively and sales to the automotive supply industry accounted for 49%, 50% and 50%, respectively of our total sales. No single customer accounted for more than 10% of our sales in fiscal 2004, 2003 and 2002. We believe our long-term relationships with our major customers are a significant factor in the success of our business.

We supply processed steel to over 850 customer locations across 38 states, Canada and Mexico. Our customers are generally located within 300 miles of one of our plants. The location of our facilities near concentrations of customers permits the efficient distribution of our products by truck. Independent trucking companies afford a convenient and expeditious means for shipping approximately two-thirds of our products to our customers. We also maintain a fleet of trucks to provide flexible delivery service to those customers who do not arrange for their own shipping needs.

COMPETITION

The steel processing business is highly fragmented and competitive. We compete with a number of other processors on a region-by-region basis, based primarily on the precision and range of achievable tolerances, quality, price, raw materials and inventory availability and the ability to meet the delivery schedules of our customers. We compete with companies of various sizes, some of which have more established brand names and relationships in certain markets we serve than we do. Increased competition could force us to lower our prices or offer services at a higher cost to us, which could reduce our operating income.

SUPPLIERS

We have long-term relationships with key suppliers to support our raw material requirements. Raw material meeting our quality specifications is purchased from both integrated and mini-mill steel producers. Our raw material suppliers are primarily North American producers that are selected based on their capabilities, product range and proximity to our locations. All our raw material is purchased to a specific customer's requirements based on their forecast or historical usage. We support the just-in-time delivery requirements of our customer base and maintain inventory levels based on customer demand and raw material lead times.

In fiscal 2004, we obtained steel for processing from a number of integrated and mini-mill sources close to our facilities and a limited number of foreign steel companies. We obtain the raw material that we require by ordering steel with specified physical qualities and alloy content. We believe that we are not dependent on any one of our suppliers for raw material and that our relationships with our suppliers are good.

The steel industry as whole is cyclical and pricing can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. In addition, the supplier base is shrinking through consolidation. This volatility and reduction in the number of suppliers can significantly affect steel costs and availability.

WORKING CAPITAL PRACTICES

We extend credit to our customers after an evaluation of their creditworthiness using information obtained from the customer's credit application, financial statements and published information from credit monitoring service providers. Our terms are granted based on customer creditworthiness, competitive considerations, and other specific factors. Our days sales outstanding averaged 57 days during fiscal 2004. We expect average days sales outstanding to increase to 60 days during the first quarter of fiscal 2005.

We are required to maintain substantial inventories in order to accommodate the short lead times and just-in-time requirements of our customers. Accordingly, we generally maintain our inventory at levels that we believe our sufficient to satisfy the anticipated needs of our customers based upon historical or forecasted usage and market conditions. Our inventory on hand averaged 92 days during fiscal 2004. We expect average inventory days to decrease to 65 days during the first quarter of fiscal 2005.

We are able to negotiate favorable terms with our raw material suppliers because our strong balance sheet has allowed us to maintain our financing on an unsecured basis. Our average payment days to suppliers was 47 days during fiscal 2004. We expect average payment days to suppliers to decrease to 45 days during the first quarter of fiscal 2005.

We allow sales returns within a limited time period after customer takes title to the material in the event that we agree with the customer's determination that the processed steel does not meet their specifications. The impact of sales returns are mitigated in certain circumstances when our supplier grants us a return if they agree with our determination that the steel purchased did not meet our specifications in our purchase order. Our close attention to product quality has enabled us to limit the amount of sales returns and allowance to less than 2% of sales in fiscal 2004.

UNCONSOLIDATED AFFILIATES

Mi-Tech Steel, Inc.

In April 1987, we formed Mi-Tech Steel, Inc., 50% of which is owned by us and 50% of which is owned by a subsidiary of Mitsui & Co. of Tokyo, Japan. Mi-Tech Steel was established to own and operate high-volume, high quality steel processing facilities to serve Japanese transplant and domestic automotive and appliance parts manufacturers located in the United States. Mitsui provides its commercial expertise with Japanese automotive and appliance producers, while we provide operational, technical service, commercial, purchasing and accounting support.

Mi-Tech Steel's initial processing facility was opened in December 1987 in Murfreesboro, Tennessee, strategically selected for its proximity to various automotive and automotive part manufacturers and appliance customers. In January 1990, Mi-Tech Steel opened a second processing facility in Greensburg, Indiana, again, strategically located close to various Japanese transplant automotive manufacturers and their associated part suppliers. A third processing facility, with pickling and slitting capabilities, opened in December 1997 in Decatur, Alabama. The Decatur facility was closed in mid-2001 in anticipation of one of its primary suppliers, a nearby mini-mill, discontinuing its operations. Mi-Tech Steel recorded an impairment charge associated with the closing of its Decatur facility based on its estimates of fair value. The Decatur facility's slitting section was reopened in mid-2003 as a result of the reopening of the nearby mini-mill under new ownership. A fourth steel processing facility was opened in September 2003 in Madison, Mississippi, to facilitate all of the steel processing requirements of Nissan Motor Company's nearby automobile production manufacturing facility.

Currently, Mi-Tech Steel's value-added capabilities are slitting, cut-to-length, blanking and automotive inspection as well as a variety of inventory management and just-in-time services. The facilities in Tennessee and Indiana are QS9000 and ISO 9001 certified, while each of the Alabama and Mississippi facilities are on schedule for ISO 9001 certification. Mi-Tech Steel is highly regarded as a quality steel processor with recent awards from well known companies, including the Calsonic North America Eagle Award, the Denso Certification of Merit Award and the Nissan Outstanding Quality Achievement Award.

Ferrolux Metals Co. LLC

In September 2001, we purchased a 49% stake in Ferrolux Metals Co., LLC. Ferrolux Metals is a minority-owned and certified business enterprise that operates a facility in Wayne, Michigan as a steel processor specializing in exposed automotive steel processing and just-in-time services.

MANAGEMENT INFORMATION SYSTEMS

We utilize a  combination  of  mainframe  and server  technology  and all of our locations are connected by a secure network. Our proprietary software applications manage inventory levels and status, customer requirements, order fulfillment, equipment capacity, production data, shipment status and invoicing. Our applications allow the flexibility to meet unique customer requirements and demanding service expectations. Our customer service website provides twenty-four-hours-a-day and seven-days-a-week access to order information, material certification and product history on a real time basis. In addition, real time shipping release and shipment status information is available. Our focus is to continually improve all areas of our system to maximize efficiency and improve customer satisfaction. We continue to update and upgrade our proprietary and commercially available systems and computer hardware in order to maximize our efficiency and effectiveness.

ENVIRONMENTAL, HEALTH AND SAFETY REGULATIONS

Our operations are subject to various environmental statutes and regulations, including those addressing materials and processes used in the processing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. We believe that we are in material compliance with all environmental laws, regulations and permits and that we have made sufficient capital expenditures to maintain compliance with existing laws and regulations.

Our operations are also governed by laws and regulations relating to workplace safety and worker health including those concerning occupational injury and illness and employee exposure to hazardous materials. We believe that we are in material compliance with these laws and regulations.

EMPLOYEES

As of October 31, 2004, Steel Technologies employed approximately 1,172 full-time people, of which approximately 102 are represented by a collective bargaining agreement. We have never experienced a significant work stoppage and consider our employee relations to be good.

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

ITEM 2.           PROPERTIES

The Company's and unconsolidated affiliates' principal processing plants and distribution facilities are as follows:


                                           Square                Year Opened/
Plant Location                            Footage                  Acquired
--------------                            -------                ------------

Steel Technologies
Eminence, Kentucky                     233,700 sq.ft.               1971
Portage, Indiana                       242,000 sq.ft.               1987
Canton, Michigan                       230,000 sq.ft.               1991
Monterrey, Mexico                       80,000 sq.ft.               1994
Ghent, Kentucky                        230,000 sq.ft.               1995
Puebla, Mexico                          14,000 sq.ft.               1997
Clinton, North Carolina                110,000 sq.ft.               1997
Clinton, North Carolina                 35,000 sq.ft.               1998
Cleveland, Ohio                         77,000 sq.ft.               1998
Berkeley, South Carolina               140,000 sq.ft.               1999
Kennett, Missouri                       94,000 sq.ft.               2000
Matamoros, Mexico                       50,000 sq.ft.               2000
Ottawa, Ohio                           204,000 sq.ft.               2003
Queretaro, Mexico                       16,000 sq.ft.               2003
Mi-Tech Steel
Murfreesboro, Tennessee                236,000 sq.ft.               1987
Murfreesboro, Tennessee                 50,000 sq.ft.               1999
Greensburg, Indiana                    200,000 sq.ft.               1990
Decatur, Alabama                       160,000 sq.ft.               1997
Madison, Mississippi                   135,000 sq.ft.               2003
Ferrolux Metals
Wayne, Michigan                         80,000 sq.ft.               2001

Certain of our facilities are leased. Each of the Puebla facility, Queretaro facility and 35,000 square-foot Clinton facility are leased. The 50,000 square-foot Mi-Tech Steel facility in Murfreesboro and the Ferrolux Metals facility in Wayne are also leased. All operating properties are in good repair and in suitable condition for the purposes for which they are used.

Our  executive  offices  are  located  in  Louisville,   Kentucky  in  a  30,000
square-foot building owned by us. Our administrative services offices are located in 14,371 square feet of leased space in Louisville, Kentucky.

ITEM 3.           LEGAL PROCEEDINGS

We are a party to certain legal actions relating to commercial disputes and other routine matters in the ordinary course of business. We do not believe that any liability which might result from any of these actions would have a material adverse effect on our financial condition, results of future operations or cash flows. We maintain liability insurance against risks arising out of the normal course of business.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                 Age  Title
----                 ---  -----

Bradford T. Ray       46  Chairman of the Board and Chief Executive Officer and
                          Director

Michael J. Carroll    47  President and Chief Operating Officer and Director

Joseph P. Bellino     54  Chief Financial Officer and Treasurer

Brad A. Goranson      50  Senior Vice President-Sales

Howard F. Bates, Jr.  58  Vice President-Technical Services


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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Except as presented below, the information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend Information" on page 11 of the Company's annual report to shareholders for the year ended September 30, 2004.

ITEM 6.           SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected Financial Data" on page 10 of the Company's annual report to shareholders for the year ended September 30, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 19 of the Company's annual report to shareholders for the year ended September 30, 2004.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

At September 30, 2004, our debt is comprised of variable-rate borrowings under our line of credit facility which matures in September 2009. As of September 30, 2004, there was $114,000,000 outstanding on this credit facility at a weighted average interest rate of 3.43%. Accordingly, we are exposed to market risks related to changes in interest rates. We continually monitor these risks and develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain derivative financial instruments to manage interest rate exposures. We do not enter into derivative financial instrument transactions for speculative purposes.

FOREIGN CURRENCY RISK

The translation of the assets and liabilities of our Mexican subsidiary from their local currencies to the U.S. dollar subjects us to exposure related to fluctuating exchange rates. We do not use any derivative instruments to manage this risk.

Our Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of our Mexican subsidiary are translated into U.S. dollars at the year-end rate of exchange. Resulting translation adjustments were $902,000, $2,201,000 and $1,714,000 during fiscal 2004, 2003 and 2002, respectively, and are reported as a reduction in comprehensive income. A stronger exchange rate of the peso relative to the U.S. dollar of 1% at September 30, 2004 would result in additional comprehensive income of approximately $200,000. Likewise, a weaker exchange rate of the peso relative to the U.S. dollar of 1% at September 30, 2004 would result in additional comprehensive loss of approximately $200,000.

However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. The effect of the change in the exchange rate from the date a transaction is initiated until the date a transaction is settled with a cash receipt or cash payment is recorded as a transaction gain or loss in our financial statements. Foreign currency transaction gains included in sales were $468,000, $353,000 and $371,000 and during fiscal 2004, 2003 and 2002, respectively. A stronger average exchange rate of the peso during fiscal 2004 relative to the U.S. dollar of 1% would result in additional foreign currency transaction losses of approximately
$100,000. Likewise, a weaker average exchange rate of the peso during fiscal 2004 relative to the U.S. dollar of 1% would result in additional foreign currency transaction gains of approximately $100,000.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries on pages 20 through 33 and Report of Independent Registered Public Accounting Firm on page 34 which are included in the Company's annual report to shareholders for the year ended September 30, 2004, and the sections entitled "Selected Quarterly Financial Data" and "Market Price and Dividend Information" on page 11 thereof are incorporated herein by reference.

     Consolidated Balance Sheets - September 30, 2004 and 2003
     Consolidated Statements of Income - Years ended September 30, 2004, 2003 and 2002
     Consolidated Statements of Comprehensive Income - Years ended September 30,
         2004, 2003 and 2002
     Consolidated Statements of Shareholders' Equity - Years ended September 30,
         2004, 2003 and 2002
     Consolidated Statements of Cash Flows - Years ended September 30, 2004,
         2003 and 2002
     Notes to Consolidated Financial Statements
     Report of Independent Registered Public Accounting Firm

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.          CONTROLS AND PROCEDURES

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fourth fiscal quarter of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is made known to us by others within our company, including our consolidated subsidiaries, particularly during the period for which reports of our company, including this Annual Report on Form 10-K, are being prepared and to permit the Company to report that information within the time period specified to the Securities and Exchange Commission. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information required by Item 10 is incorporated by reference herein from the material under the sections entitled "Election of Directors" contained on pages 3 through 8, "Committees of the Board" on page 7, "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 and "Audit Committee Report" on pages 15 through 16 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the annual meeting of shareholders of Steel Technologies Inc. to be held on January 27, 2005. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant".

In November 2003, the Company adopted a Code of Ethics for the Chief Executive Officer, Financial Executives, and Financial Professionals. This Code of Ethics contains specific principles to which the Chief Executive Officer, Chief Financial Officer, Controller, and Tax Manager are expected to adhere. The full text of the Code of Ethics for Financial Executives is incorporated by reference as Exhibit 14 in this Annual Report on Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), the information required by Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Independence and Compensation of Directors" contained on page 8 and "Executive Compensation" contained on pages 9 through 11 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 27, 2005.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" contained on pages 12 through 14 and "Performance Graph" contained on page 17 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 27, 2005 shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3), the information required by Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 2 through 3 and "Election of Directors" contained on pages 3 through 8 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 27, 2005.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information required by Item 13 is incorporated by reference herein from the material under the sections entitled "Certain Transactions" contained on page 11 and "Election of Directors" contained on pages 3 through 8 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 27, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), the information required by Item 14 is incorporated by reference herein from the material under the section entitled "Audit Committee Report" contained on pages 15 through 16 and "Election of Directors" contained on pages 3 through 8 in the Company's definitive proxy statement filed with the Securities and Exchange Commission related to the Company's annual meeting of shareholders to be held on January 27, 2005.

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The response to this portion of Item 15 is submitted as a separate section of this report--See List of Financial Statements under Item 8.

(a) (2) The following consolidated financial statement schedule of Steel Technologies Inc. and its subsidiaries is included in a separate section of this report, following the index to exhibits on page E-1:

     Valuation  and  Qualifying  Accounts  - Schedule  II
     Report of  Independent Registered Public Accounting Firm

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

(b)  Exhibits filed with this report are attached hereto

                                    Page E-1
                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2004


Ref. #      Exhibit #      Description
(a)           3.1          Second Restated Articles of Incorporation of the
                           Registrant
(a)           3.2          Second Amended By-Laws of the Registrant
(b)           4            Rights Agreement dated as of April 24, 1998, between
                           Steel Technologies Inc. and National City Bank, as
                           Successor Rights Agent
(c)          10.1          Credit  Agreement  dated as of September 2, 2004, by
                           and between the  Registrant  and PNC Bank, National
                           Association,  SunTrust  Bank,  Bank One, NA an
                           Affiliate of JPMorgan Chase & Company, National City
                           Bank of Kentucky,  U.S. Bank National  Association
                           and Fifth Third Bank
(d)          10.2          Note  Agreement  dated as of October 21, 2004
                           between the  Registrant  and The  Guardian  Life
                           Insurance  Company  of  America,  The  Prudential
                           Insurance  Company  of  America,   Baystate
                           Investments,  LLC,  Physicians  Mutual Insurance
                           Company,  Nationwide Life Insurance  Company,
                           Nationwide Life Insurance Company of America and
                           Nationwide Life & Annuity Insurance Company
(e)          10.3(a)       Registrant's 1995 Stock Option Plan *
(a)          10.3(b)       Registrant's 2000 Stock Option Plan *
             10.4          Restated Cash Bonus Plan of Steel Technologies Inc.*
             10.5          Steel Technologies Inc. Nonqualified Deferred
                           Compensation Plan*
(f)          10.6          Employment  Agreement  between  Registrant and
                           President and Chief Operating  Officer effective
                           as of November 19, 2004*
(g)          10.7          Agreement  dated  March 30, 1987  between  Mitsui &
                           Co.,  LTD.,  Mitsui & Co.  (U.S.A.),  Inc., Mitsui
                           Steel Development Co., Inc., and the Registrant
(g)          10.8          Amendment #1, dated  February 28, 1989 to the
                           Agreement  dated March 30, 1987 between  Mitsui &
                           Co., LTD., Mitsui & Co. (U.S.A.), Inc., Mitsui Steel
                           Development Co., Inc., and the Registrant
(h)          10.09         Form of Indemnification Agreement between the
                           Registrant and its Directors *
(a)          10.10(a)      Steel Technologies Inc. Restated Retirement Savings
                           Plan
(a)          10.10(b)      Amendment No. 1 to the Steel Technologies Inc.
                           Retirement Savings Plan
(i)          10.11         Second Steel Technologies Inc. Nonemployee Directors
                           Stock Plan *
(n)          10.12         Redemption and Noncompetition Agreement *
             13            2004 Annual Report to  Shareholders,  filed herewith.
                           The annual report shall not be deemed to be  filed
                           with  the  Commission   except  to  the  extent  that
                           information  is  specifically incorporated by
                           reference herein
(g)          14            Code  of  Ethics  for  the  Chief  Executive
                           Officer,   Financial  Executives,  and  Financial
                           Professionals
             21            Subsidiaries of the Registrant
             23            Consent of Independent Registered Public Accounting
                           Firm
             31.1          Certification of Chief Executive Officer Pursuant to
                           Section 302 of the  Sarbanes-Oxley  Act of 2002
             31.2          Certification of Chief Financial Officer Pursuant to
                           Section 302 of the  Sarbanes-Oxley  Act of 2002
             32.1          Certification  of Chief  Executive  Officer  Pursuant
                           to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002
             32.2          Certification  of Chief  Financial  Officer  Pursuant
                           to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002

                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2004


Alphabetic filed exhibit reference:

(a) Incorporated herein by reference to exhibits filed with the Company's Annual Report of Form 10-K (file #0-14061) for the fiscal year ended September 30, 2000.
(b) Incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K (file #0-14061) filed
             April 27, 1998.
(c) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed September 8, 2004.
(d) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed October 26, 2004.
(e) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file #0-14061) for the quarter ended March 31, 1995.
(f) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed November 24, 2004.
(g) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file #0-14061) for the fiscal year ended September 30, 2003.
(h) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file #0-14061) for the fiscal year ended September 30, 1990.
(i) Incorporated herein by reference to exhibits filed with the Company's Form S-8 Registration Statement under the Securities Act of 1933 (No. 333-91798), which became effective June 14, 2002.
(j) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file #0-14061) for the quarter ended December 31, 2001.


*            Indicates management contract or compensatory plan or arrangement

                             STEEL TECHNOLOGIES INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS



                                           Additions
                               Balance at  Charged to     Charged to  Balance at
                               Beginning   Costs and         Other      End of
Description                    of Period    Expenses      Deductions    Period
--------------------------------------------------------------------------------

Year Ended September 30, 2004:
Allowance for doubtful
accounts                       $1,807,947  $1,709,786  $  199,291(A)  $3,318,442

Year Ended September 30, 2003:
Allowance for doubtful
accounts                       $1,496,247  $1,273,994  $  962,294(A)  $1,807,947

Year Ended September 30, 2002:
Allowance for doubtful
accounts                       $2,671,387  $1,165,022  $2,340,162(A)  $1,496,247




(A) Uncollectible accounts charged off, less recoveries.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Steel Technologies Inc.

Our audits of the consolidated financial statements referred to in our report dated December 9, 2004 appearing in the 2004 Annual Report to Shareholders of Steel Technologies Inc. and its subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP



Louisville, Kentucky
December 9, 2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STEEL TECHNOLOGIES INC.

Dated:    December 14, 2004         By:/s/Joseph P. Bellino
                                    -----------------------
                                    Joseph P. Bellino
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Date      Title
---------                 ----      -----
/s/ Bradford T. Ray      12/14/04  Director, Chairman of the Board of Directors
-------------------                Chief Executive Officer (Principal Executive
Bradford T. Ray                    Officer)

/s/ Michael J. Carroll   12/14/04  Director, President and Chief
----------------------               Operating Officer
Michael J. Carroll

/s/ Joseph P. Bellino    12/14/04  Chief Financial Officer and Treasurer
---------------------              (Principal Financial and Accounting Officer)
Joseph P. Bellino

/s/ Merwin J. Ray        12/14/04  Founding Chairman and Director
-----------------
Merwin J. Ray

/s/ Stuart N. Ray        12/14/04  Director and Vice President,
-----------------                  President, Mi-Tech Steel, Inc.
Stuart N. Ray

/s/ Doug A. Bawel        12/14/04  Director
-----------------
Doug A. Bawel

/s/ Jimmy Dan Conner     12/14/04  Director
--------------------
Jimmy Dan Conner

/s/ Mark G. Essig        12/14/04  Director
-----------------
Mark G. Essig

/s/ William E. Hellmann  12/14/04  Director
-----------------------
William E. Hellmann

/s/ Andrew J. Payton     12/14/04  Director
--------------------
Andrew J. Payton

                                  EXHIBIT 10.4


                            Restated Cash Bonus Plan
                           of Steel Technologies Inc.

1. Title: The title of the plan shall be the Restated Cash Bonus Plan of Steel Technologies Inc ("Bonus Plan").

2. Total Available Bonus: A total available cash bonus equal to seven percent (7%) of the Company's adjusted income (excluding Mi-Tech Steel and Ferrolux Metals) determined before taxes, bonuses and LIFO inventory adjustment shall be distributed among the participants of the Plan.

3. Administration: The Chairman of the Board shall review with the Compensation Committee his recommendation for participating shares of each Executive Officer in the Bonus Plan at least annually. The Compensation Committee shall decide the participating shares of each Executive Officer in the Bonus Plan. All decisions by the Committee related to the Bonus Plan are reviewed by the full Board of Directors except where required to be made solely by the Committee. The Chief Executive Officer shall decide which other employees shall participate in the Bonus Plan and the participating share for each.

4. Distribution: The bonus amounts allocated to each participant shall be paid following the end of each fiscal quarter.


                             Effective November 2004

                                  EXHIBIT 10.5


                             STEEL TECHNOLOGIES INC.
                     NONQUALIFIED DEFERRED COMPENSATION PLAN


     This is the Steel Technologies Inc. Nonqualified Deferred Compensation Plan (the "Plan") effective as of September 1, 2002, between Steel Technologies Inc. (the "Employer") and these employees of the Employer listed on Annex A.

                                     RECITAL

     The Employer adopts this nonqualified deferred compensation plan to provide a method whereby select management and highly-compensated employees may defer compensation other than by participation in the Employer's 401(k) plan, receive employer matching contributions lost under the Employer's 401(k) plan because of the application of Sections 401(a)(17), 401(k), 401(m), 401(a)(4) and 415 of the Internal Revenue Code, and allow the Employer to award additional deferred compensation in its discretion.

                                      PLAN

                            Section 1 - Definitions

     For purposes of this Plan, the following words and phrases shall have the meanings indicated, unless the context clearly indicates otherwise.

1.1 "Administrator" means the Compensation Committee of the Employer's Board of Directors.

1.2  "Beneficiary"  means  the  person,   persons  or  entity  designated  by  a
     Participant as provided in Section 5.1 to receive any benefits payable under this Plan upon the death of the Participant. The Beneficiary referred to in this paragraph may be designated or changed by the Participant (without the consent of any prior Beneficiary) by a writing delivered to the Employer before the Participant's death

1.3 "Board" means the Board of Directors or other highest-ranking governing body of the Employer in existence from time to time.

1.4 "Code" means the Internal Revenue Code of 1986, as amended from time to time.

1.5 "Compensation" of a Participant means the Participant's Compensation as defined in the 401(k) Plan, but without regard to (a) any Elective Deferrals under Section 3.2 of this Plan (i.e., those amounts shall be included in Compensation under this Plan); and (b) any limit on compensation imposed by Section 401(a)(17) of the Code.

1.6 "Deferred Compensation Account" or "Account" means the total of the Participant's Elective Deferral, Match and Nonelective Employer Amounts Accounts.

1.7 "Elective Deferral Account" means a separate bookkeeping account maintained by the Employer for the Participant which shall be credited with credits on behalf of the Participant pursuant to Section 3.2, and deemed earnings and losses thereon pursuant to Section 3.5.

1.8  "Employee" means any common law employee of the Employer.

1.9 "Employer" means Steel Technologies Inc. and any affiliate, successor or assign of either company.

1.10 "401(k) Plan" means the Steel Technologies, Inc. 401(k) Retirement Savings Plan, as amended from time to time.

1.11 "Highly Compensated Employee" means an Employee who is considered a highly compensated employee within the meaning of Section 414(q) of the Code.

1.12 "Match Account" means a separate bookkeeping account maintained by the Employer for the Participant which shall be credited with credits on behalf of the Participant pursuant to Section 3.3, and deemed earnings and losses thereon pursuant to Section 3.5.

1.13 "Nonelective Employer Amounts Account" means a separate bookkeeping account maintained by the Employer for the Participant which shall be credited with credits on behalf of the Participant pursuant to Section 3.4, and deemed earnings and losses thereon pursuant to Section 3.5.

1.14 "Participant" means an Employee who has been selected for participation in the Plan in accordance with Section 2 and who has reached his effective date of participation as designated on Annex A to this Plan.

1.15 "Plan Year" means the twelve month period beginning each January 1 and ending the following December 31.

                           Section 2 - Participation

     As of the Effective Date of the Plan, and effective each January 1st beginning January 1, 2003, the Administrator shall select those Employees who shall be Participants in this Plan beginning on the Effective Date or for the calendar year beginning on that January 1st, provided that no Employee shall be selected for participation unless the Employee (1) is an exempt employee; and
(2) is, or is reasonably expected to be, a Highly Compensated Employee. The Administrator shall limit those employees selected for participation to a select group of management and highly compensated employees. The Administrator shall record those Employees eligible for participation and the effective date of each Employee's participation on Annex A to this Plan. Each Participant shall be eligible to defer Compensation under this Plan as described in Section 3.2(c). An Employee who qualifies for participation and then fails to so qualify in a subsequent year shall continue to be a Participant solely with respect to any credits to his or her Account during the period the Employee so qualified.



                     Section 3 - Accounts and Contributions

3.1 Deferred Compensation Accounts. Each Participant's Account shall be credited with Elective Deferrals pursuant to Section 3.2, Matching Contributions pursuant to Section 3.3 and Employer Nonelective Amounts pursuant to Section 3.4, and deemed earnings and losses pursuant to Section 3.5.

3.2  Elective Deferral of Compensation.

     (a) Elective Deferrals Credited. A Participant's elective deferral of Compensation under this Plan (the "Elective Deferrals") shall not be paid to the Participant currently, but shall be credited to his Elective Deferral Account as described in Section 3.7. To the extent that the Employer is required to withhold any taxes or other amounts from the Participant's deferred compensation under this Plan pursuant to any state, federal or local law, such amounts shall be taken out of the portion of the Participant's Compensation which is not deferred under this Plan.

     (b)  Limits  on  Elective   Deferral   Amounts.   In  no  event  shall  any
          Participant's Elective Deferrals for a calendar year under this Plan exceed 15% of the Participant's Compensation for that calendar year.

     (c) Election to Defer Compensation. Elections to defer compensation shall be made by Participants on the form attached hereto as Annex B. A Participant's initial election to defer the receipt of Compensation under the terms of this Plan must be made, and notice thereof received by the Employer, no later than 30 days after the date the Employee's participation is initially effective, and such election shall be effective for the first pay period beginning after the election is received. A Participant's election to defer compensation under this Plan shall remain in effect in subsequent calendar years unless he files with the Administrator a new election modifying or revoking his earlier election. The Participant's election to increase or decrease the amount of Compensation deferred must be made, and written notice thereof received by the Employer, no later than the December 31 before the Plan Year for which the election to increase or decrease the amount of Compensation to be deferred is to be effective, and such election shall be effective on the first day of such Plan Year.

     (d) Election is Irrevocable. A Participant's election to defer the receipt of Compensation under this Plan shall be irrevocable during the Plan Year for which the election to defer the receipt of Compensation is effective.

3.3 Matching Account Credits. For each Plan Year, the Employer shall credit to the Match Account of each Participant who makes Elective Deferrals to this Plan a matching contribution amount determined as follows:

     (i) determine the matching contribution that would be made under the matching contribution formula used in the 401(k) Plan for the Plan Year based on the combined total of Elective Deferrals to this Plan and elective contributions to the 401(k) Plan for the Plan Year, and based on Compensation as defined in this Plan, and without regard to any limits in Sections 401(m) or 415 of the Code;

     (ii) subtract from the match determined in subsection (i) above the actual matching contribution made or to be made to the 401(k) Plan for the Participant for the Plan Year. The resulting amount is the amount that shall be credited to the Participant's Match Account under this Plan for the Plan Year. Such amount shall be credited no later than the time matching contributions are credited to the 401(k) Plan accounts.

3.4 Employer Nonelective Amounts. For each Plan Year, the Employer will credit the amount (if any) determined by the Administrator for each Participant to the Participant's Employer Nonelective Amount Account. Contributions may vary by Participant and shall be fully discretionary from year to year.

3.5 Earnings Credited. Each Participant's Account under this Plan shall be deemed to be invested as elected by the Participant from time to time from among the investment alternatives designated by the Administrator from time to time. The Employer shall have no obligation to actually invest any bookkeeping Account hereunder in accordance with this deemed investment provision. This provision is merely a mechanism for determining the amount eventually payable to Participants

3.6 Vesting of Accounts. Employees shall be 100 percent vested in their Accounts at all times, but shall have no right to receive the funds credited to that Account except as described in Section 4.

3.7 Determination of Deferred Compensation Account Balances. As of each business day (the "Accounting Date"), the Employer shall determine the balance in each Participant's Deferred Compensation Account. Each Account shall be credited with Elective Deferrals within a reasonable period of time after the amounts would otherwise have been paid to the Participant as wages, and with Match and Employer Nonelective Amounts no later than the time the Employer makes such contributions to the 401(k) Plan for any Plan Year. In addition, the Accounts shall be credited (or debited) on each Accounting Date with deemed earnings or losses determined in accordance with Section 3.5.

3.8 Statement of Account. The Employer shall deliver to each Participant a statement, in such form as the Employer deems desirable, setting forth the balance of his Deferred Compensation Account, at least annually.


                      Section 4 - Distribution of Benefits

4.1  Distribution Upon Termination of Employment.

     (a) Termination Prior To Age 65. If a Participant terminates employment with the Employer prior to attaining age 65, an amount equal to the Participant's Account shall be paid to him by the Employer in 3 approximately equal annual installments in cash, beginning within a reasonable period of time after termination, unless the Participant has elected at least 12 months before such termination that payment be made in annual installments over 5 or 10 years beginning within a reasonable time after termination. Notwithstanding the foregoing, the Administrator in its complete discretion may allow a Participant to elect at least 12 months before termination that payment be made in a lump sum in cash within a reasonable period after termination. All payments under this Plan shall be net of an amount sufficient to satisfy any federal, state or local income and employment tax withholding obligations.

     (b) Termination After Attaining Age 65. If a Participant terminates employment with the Employer on or after attaining age 65, an amount equal to the Participant's Account shall be paid to him by the Employer, in a lump sum in cash, within a reasonable period of time after termination, unless the Participant has elected at least 12 months before such termination that payment be made in annual installments over 3, 5 or 10 years beginning within a reasonable time after termination. All payments under this Plan shall be net of an amount sufficient to satisfy any federal, state or local income and employment tax withholding obligations.


4.2  Distribution Upon Unforeseeable Emergency.

     (a)  Request  for  Early   Distribution.   A  Participant   may  request  a
          distribution due to Unforeseeable Emergency by submitting a written request to the Administrator accompanied by evidence to demonstrate that the circumstances being experienced qualify as an Unforeseeable Emergency. The Administrator shall require such evidence as it deems necessary to determine if a distribution is warranted. If an application for a hardship distribution due to an Unforeseeable Emergency is approved, the distribution is limited to an amount sufficient to meet the emergency. The allowed distribution shall be payable in a method determined by the Administrator as soon as possible after approval of such distribution. A Participant who has commenced receiving installment payments under the Plan may request acceleration of such payments in the event of an Unforeseeable Emergency. The Administrator may permit accelerated payments to the extent such accelerated payment does not exceed the amount necessary to meet the emergency.

     (b) Unforeseeable Emergency. "Unforeseeable Emergency" means a severe financial hardship to the Participant resulting from a sudden and unexpected illness or accident of the Participant or of a dependent of the Participant, loss of the Participant's property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant. The circumstances that constitute an "Unforeseeable Emergency" depend upon the facts of each case, but, in any case, payment may not be made in the event that such hardship is or may be relieved:

          (1)  Through reimbursement or compensation by insurance or otherwise,

          (2)  by liquidation of the  Participant's  assets,  to the extent that
               liquidation   of  such  assets  would  not  itself  cause  severe
               financial hardship, or

          (3)  by cessation of Elective Deferrals under the Plan.

The need to send a Participant's child to college or the desire to purchase a home shall not be an Unforeseeable Emergency.

                      Section 5 - Beneficiary Designation

5.1 Beneficiary Designation. The Participant may, from time to time, designate in writing a Beneficiary or Beneficiaries to whom payment of all unpaid benefits under this Plan shall be paid in the event of his death prior to complete distribution to the Participant of the benefits due him under this Plan. A Beneficiary designation may be revoked in writing at any time, but no new designation or revocation of a Beneficiary designation shall be effective until it is actually received and acknowledged by the Employer. If the Participant fails to designate a Beneficiary, or if his Beneficiary designation is revoked without execution of a new designation, or if all designated Beneficiaries predecease the Participant or die prior to complete distribution of the Participant's benefits under this Plan, then the Participant shall be deemed to have designated the following Beneficiaries (if living at the time of the death of the Participant) in the following order of priority:

     (a)  The Participant's spouse;

     (b) The Participant's children, including adopted children, in equal shares;

     (c)  The Participant's natural parents, in equal shares; and

     (d)  The Participant's estate.

5.2 Effect of Payment. The payment to the Participant or Beneficiary shall completely discharge the Employer's obligations under this Plan.

                           Section 6 - Administration

6.1 Administrator. This Plan shall be administered by the Administrator. The Administrator shall have the authority to make, amend, interpret and enforce all appropriate rules and regulations for the administration of this Plan and decide or resolve any and all questions of interpretations of this Plan, as may arise in connection with this Plan, including factual determinations.

6.2 Agents. In the administration of this Plan, the Administrator may, from time to time, employ agents and delegate to them such administrative duties as it sees fit and may, from time to time, consult with counsel (who may be counsel to the Employer).

6.3 Binding Effect of Decisions. The decision or action of the Administrator with respect to any question arising out of or in connection with the administration, interpretation and application of this Plan and the rules and regulations promulgated hereunder shall be final, conclusive and binding upon all persons having any interest in this Plan.

6.4 Indemnity of Administrator. The Employer shall indemnify and hold the Administrator, and any member thereof, harmless against any and all claims, loss, damage, expense or liability arising from any action or failure to act with respect to this Plan, except in the case of gross negligence or willful misconduct by the member.


                          Section 7 - Claims Procedure

7.1 Claims for Benefits. Any claim for benefits shall be made in writing to the Administrator. In the event such a claim to all or any part of any benefit under this Plan shall be denied, the Administrator shall provide to the claimant, within 90 days (or such additional period required by special circumstances, but not to exceed an additional 90 days, provided, written notice of the extension shall be furnished to the claimant prior to the commencement of the extension) after receipt of such claim, a written notice setting forth, in a manner calculated to be understood by the claimant:

     (a)  The specific reason or reasons for the denial;

     (b) Specific references to the pertinent Plan provisions on which the denial is based;

     (c) A description of any additional material or information necessary for the claimant to perfect the claim and an explanation as to why such material or information is necessary; and

     (d) An explanation of the Plan's procedure for review of the denial of a claim.

7.2 Review of Denial of Claims. Within 60 days after receipt of the above material, the claimant may appeal the claim denial to the Board for a full and fair review. Within such 60 days, the claimant or his duly authorized representative:

     (a)  May request a review upon written notice to the Board;

     (b)  May review pertinent documents; and

     (c)  May submit issues and comments in writing.

7.3 Decision on Review of Denial. A decision by the Board (exclusive of the Participant, if he is then serving as a member of the Board) will be made no later than 60 days

     (or such additional period required by special circumstances, but not to exceed an additional 60 days, provided, written notice of the extension shall be furnished to the claimant prior to the commencement of the extension) after receipt of a request for review. The Board's decision on review shall be written and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, with specific references to the pertinent Plan provisions on which the decision is based.

7.4 Final Decision. The Board's decision on review shall be final, conclusive and binding upon all persons having any interest in this Plan. The provisions of this Section shall apply to and include any and every claim or right asserted under this Plan, regardless of the basis asserted for the claim and when the act or omission upon which the claim is based occurred.




                      Section 8 - Amendment or Termination

8.1 Right to Terminate. The Employer may, in its sole discretion, terminate this Plan and Participants' elections to defer Compensation hereunder at any time. In the event the Plan and Participants' elections to defer Compensation hereunder are terminated, each Participant and Beneficiary shall receive a single sum payment equal to the balance in his Account. The single sum payment shall be made as soon as practicable following the date the Plan is terminated and shall be in lieu of any other benefit which may be payable to the Participant or Beneficiary under this Plan.

8.2 Right to Amend. The Employer may, in its sole discretion, amend the Plan on thirty days' prior notice to affected Participants. If any amendment to this Plan shall adversely affect the rights of Participants with respect to existing account balances, each Participant must consent in writing to such amendment before it can be enforced against that Participant with respect to account balances in existence on the effective date of the amendment. If such individual does not consent to the amendment, then, in the Employer's sole discretion, the Plan and related election to defer Compensation shall be deemed to be terminated with respect to such individual and he shall receive a single sum payment of his Account as soon thereafter as is practicable. Notwithstanding the foregoing, the change in any investment funds or investment index on which increases in the Participant's Account are based or the restriction of future Elective Deferrals or Match or Employer Nonelective credits to a Participant's Account shall not be deemed to adversely affect any Participant's rights.

                           Section 9 - Miscellaneous

9.1 Unsecured General Creditor. The Participant and his Beneficiaries, heirs, successors and assigns shall have no legal or equitable rights, interests or claims in any property or assets of the Employer. Any and all of the Employer's assets shall be, and remain, the general, unpledged, unrestricted assets of the Employer. The Employer's obligation under this Plan shall be merely that of an unfunded and unsecured promise of the Employer to pay money in the future, and the Participant's rights to benefits shall be solely that of an unsecured general creditor of the Employer.

9.2 Nonassignability. Neither the Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate or convey in advance of actual receipt the amounts, if any, credited to the Accounts under this Plan. No part of the amounts credited to the Accounts under this Plan shall, prior to actual distribution, be subject to seizure or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by the Participant or any other person, or be transferable by operation of the law in the event of the Participant's or any other person's bankruptcy or insolvency.

9.3 Not a Contract of Employment. The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between the Employer and the Participant, and the Participant (or his Beneficiary) shall have no rights against the Employer except as may otherwise be specifically provided herein. Moreover, nothing in this Plan shall be deemed to give the Participant the right to be retained in the service of the Employer or to interfere with the right of the Employer to discharge him or change his employment status at any time.

9.4 Successor. The provisions of this Plan shall bind and inure to the benefit of the Employer and its successors and assigns. The term successors as used herein shall include any corporate or other business entity which shall, whether by merger, consolidation, purchase or otherwise (a "Reorganization") acquire all or substantially all of the business and assets of the Employer, and successors of any such corporation or other business entity. The Employer shall not enter into any Reorganization or otherwise lease its business activities or terminate its existence without having made adequate provision for the fulfillment of its obligations hereunder.

9.5 Participating Employers. The Employer, in its sole discretion, and upon such terms as it may prescribe, may permit any corporation or other entity directly or indirectly controlled by the Employer to participate in this Plan with respect to its employees.

9.6 Term. The term of this Plan shall begin on the date hereof and shall, except as otherwise provided in Section 9, continue to apply until termination of all Participants' employment with the Employer and thereafter until all benefits have been distributed.

9.7 Risk. The Participants agree on behalf of themselves and their designated Beneficiaries to assume all risk in connection with any decrease in value of their Accounts which are deemed to be invested or reinvested in accordance with the provisions of this Plan.

9.8 Plan not Funded or Qualified. This Plan is intended to be, and shall be construed and administered as, an employee benefit pension plan under the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"), and is intended as an unfunded "top hat" plan under Section 201(2) of ERISA maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. The Plan is not intended to be qualified under Section 401(a) of the Code.

9.9 Severability and Governing Law. This instrument shall be governed by the laws of the Commonwealth of Kentucky to the extent not preempted by federal law. The invalidity or unenforceability of any provision of this Plan shall not affect the validity or enforceability of any one or more of the other provisions hereof. The parties hereby agree that this Plan shall be so interpreted as to give effect and validity to all the provisions hereof to the fullest extent permitted by law.

9.10 Masculine, Feminine, Singular and Plural. The masculine shall be read in the feminine, the singular in the plural, and vice versa, wherever the context shall so require.

9.11 Notices. Any notices required to be given under the terms of this Plan shall be given in writing by personal delivery or by certified mail (return receipt requested). If given by mail, the date of mailing shall be deemed to be the date as of which the same was given or furnished to the addressee. Any notice required under this Plan may be waived in writing by the person entitled to such notice.

9.12 Headings. Headings in this Plan are for convenience only and shall not be used to interpret or construe its provisions.

     IN WITNESS WHEREOF, the Employer has adopted this Plan as of the year and date first written above, but actually on the date set forth below.

STEEL TECHNOLOGIES INC.


By: /s/ Bradford T. Ray

Title: Chief Executive Officer

Date: July 29, 2004

                                   EXHIBIT 13
                       2004 ANNUAL REPORT TO SHAREHOLDERS

Steel Technologies Inc.
Selected Financial Data
(In thousands, except per share results)

                                             Years Ended September 30
                                             ------------------------
INCOME STATEMENT DATA                 2004    2003     2002    2001     2000
-------------------------------------------------------------------------------
Sales                              $786,852 $512,704 $475,398 $436,655 $469,632
Cost of goods sold                  695,684  467,780  415,763  388,363  418,680
Gross profit                         91,168   44,924   59,635   48,292   50,952
Selling, general and
   administrative expenses           34,347   28,153   29,664   29,382   28,133
Equity in net income (loss) of
   unconsolidated affiliates(1)       2,852    1,058    1,540   (6,832)     898
Operating income (2)                 59,673   17,829   31,511   12,078   23,717
Income before income taxes           55,612   13,292   25,465    5,497   16,177
Net income                           35,206    9,152   15,794      764   10,212
Diluted earnings per common share  $   3.05 $   0.92 $   1.60 $   0.07 $   0.94
Diluted weighted average number
   of common shares outstanding      11,533    9,899    9,886   10,308   10,857
Basic earnings per common share    $   3.12 $   0.94 $   1.62 $   0.07 $   0.94
Basic weighted average number of
   common shares outstanding         11,284    9,748    9,762   10,267   10,818
Cash dividends per common share    $   0.20 $   0.20 $   0.16 $   0.12 $   0.12

                                                    September 30
                                   --------------------------------------------
BALANCE SHEET DATA                    2004     2003     2002    2001     2000
-------------------------------------------------------------------------------
Working capital                    $200,371 $101,986 $ 82,363 $ 80,427 $ 97,428
Total assets                        463,006  313,175  305,912  289,103  315,389
Long-term debt                      114,000   94,680   74,900   89,110  115,394
Shareholders' equity                218,249  137,941  131,730  124,985  127,032


                                             Years Ended September 30
                                             ------------------------
OTHER DATA                            2004     2003     2002    2001     2000
-------------------------------------------------------------------------------
Capital expenditures, including
   acquisitions and investments in
   and advances to unconsolidated
   affiliates                      $17,255 $ 26,462  $ 7,128  $ 11,033 $ 32,010
Shareholders' equity per common
   share                             17.05    14.13    13.63     12.23    12.14
Depreciation and amortization       14,889   13,878   15,108    15,351   13,929


(1) 2001 includes $7,500 impairment charge
(2) 2002, 2001 and 2000 includes goodwill amortization of $733, $731 and $623, respectively

Steel Technologies Inc.
Selected Quarterly Financial Data
(In thousands, except per share results)


Fiscal Year 2004                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales                             $130,789  $184,842  $232,041  $239,180
Gross profit                        10,777    19,576    26,409    34,406
Net income                           2,398     6,902    10,537    15,369
Diluted earnings per common share $   0.24  $   0.68  $   0.81  $   1.18
Basic earnings per common share   $   0.25  $   0.70  $   0.83  $   1.20



Fiscal Year 2003                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales                             $126,009  $130,140  $129,603  $126,952
Gross profit                        13,770    11,161     9,235    10,758
Net income                           3,790     1,992       972     2,398
Diluted earnings per common share $   0.38  $   0.20  $   0.10  $   0.24
Basic earnings per common share   $   0.39  $   0.20  $   0.10  $   0.25


Market Price and Dividend Information:

The Company's common stock trades on The Nasdaq Stock Market under the symbol STTX. At December 3, 2004, there were approximately 403 shareholders of record. The Company's current dividend policy provides for semiannual payments of cash dividends. The following table shows cash dividends and high and low prices for the common stock for each quarter of fiscal 2004 and 2003. Nasdaq National Market System quotations are based on actual transactions.

                                                   Stock Price
                                   ---------------------------------------------
Fiscal Year 2004                   High         Low      Close      Dividends
--------------------------------------------------------------------------------
First Quarter                     $19.44     $12.20     $17.69       $ 0.10
Second Quarter                    $20.93     $15.51     $19.32
Third Quarter                     $24.80     $18.85     $22.08       $ 0.10
Fourth Quarter                    $26.61     $19.38     $25.62


                                                   Stock Price
                                   ---------------------------------------------
Fiscal Year 2003                   High         Low      Close      Dividends
--------------------------------------------------------------------------------
First Quarter                     $23.25     $15.01     $16.96       $ 0.10
Second Quarter                    $19.45     $ 8.50     $ 8.96
Third Quarter                     $11.50     $ 8.75     $10.11       $ 0.10
Fourth Quarter                    $13.00     $ 9.53     $12.47

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

When used in the following discussion, the word "expects" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions; cyclicality of demand in the steel industry, specifically in the automotive market; work stoppages; risk of business interruptions affecting automotive manufacturers; competitive factors such as pricing and availability of steel; reliance on key customers; and potential equipment malfunctions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date thereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Unless the context otherwise requires, references to "we", "us" or "our" refer collectively to Steel Technologies Inc. and its subsidiaries.

Application of Critical Accounting Policies
-------------------------------------------

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates under different assumptions and conditions. On an ongoing basis, we monitor and evaluate our estimates and assumptions.

A summary of significant accounting policies used in the preparation of the consolidated financial statements is described in Note 1 of the Notes to Consolidated Financial Statements.

Our most critical accounting policies include the valuation of accounts receivable, which impacts selling, general and administrative expense, and the assessment of recoverability of goodwill and long-lived assets. Management reviews the estimates, including, but not limited to, the allowance for doubtful accounts on a regular basis and makes adjustments based on historical experience, current market conditions and future expectations. The reviews are performed regularly and adjustments are made as required by currently available information. We believe these estimated are reasonable, but actual results could differ from these estimates.

Allowance for Doubtful Accounts Receivable
------------------------------------------

Our accounts receivable represent those amounts which have been billed to our customers but not yet collected. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectibility.
The factors include historical trends of write-offs, sales, recoveries and credit losses, the monitoring of portfolio credit quality, and current and projected economic and market conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments beyond previously established terms, additional allowances may be required. Uncollectible accounts receivable are written off against the allowance for doubtful accounts receivable when management determines that the probability of payment is remote and collections efforts have ceased.

Long-Lived Assets
-----------------

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

Goodwill is reviewed annually, or sooner if indicators of impairment exist, for impairment using the present value technique to determine the estimated fair value of goodwill associated with each reporting entity. If the goodwill is indicated as being impaired (the present value of cash flows (fair value) of the reporting unit is less than the carrying amount), the fair value of the reporting unit would then be allocated to our assets and liabilities in a manner similar to the purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value of the reporting unit goodwill would then be compared with the carrying amount of the reporting unit goodwill and, if it were less, we would then recognize an impairment loss.

Considerable management judgment is necessary to assess impairment and estimate fair value. The projection of future cash flows for the goodwill impairment analysis requires significant judgment and estimates with respect to future revenues related to the assets and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in changes in the assessment and result in an impairment charge. The assumptions used in our evaluations, such as forecasted growth rates, cost of capital, tax rates and residual values are consistent with our internal projections and operating plans. The use of different assumptions, including cash flows and discount rates, could increase or decrease the related impairment charge.

Overview
--------

We are one of the largest independent flat-rolled steel processors in North America. Our North American platform of 20 facilities, including our unconsolidated affiliates, is strategically positioned in the steel producing and consuming markets throughout the United States and Mexico. We bring value to our customers through precision steel processing as well as supply chain management, quality control and technical support. We utilize the most advanced equipment to produce high-quality steel products and specialize in meeting exact specifications for customers in a variety of industries and end use markets including automotive, lawn and garden, appliance and rail car industries. Our broad geographic coverage allows us to provide our customers with efficient just-in-time delivery.

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

Sales increased 53% to a record $786,852,000 in fiscal 2004 from $512,704,000 in fiscal 2003 and net income increased to $35,206,000 or $3.05 per diluted share in fiscal 2004 from $9,152,000 or $0.92 per diluted share in fiscal 2003 on approximately 17% more weighted average diluted shares outstanding. In fiscal 2004, our tons sold of company-owned steel products increased 31% over fiscal 2003 to a record 1,248,000 tons. In fiscal 2004, we worked through market conditions that were unlike any we have experienced in the past. We worked closely with our customers through very tight supply conditions and an unprecedented pricing environment. We anticipate continued volume growth of approximately 10% to 15% for the first quarter of fiscal 2005. With our recent investments we are well positioned to manage these higher volumes.

Our largest unconsolidated affiliate, Mi-Tech Steel, Inc. (Mi-Tech Steel), experienced 47% growth in revenue in fiscal 2004 compared to fiscal 2003. Mi-Tech Steel is well positioned with their network of facilities to grow with transplant automotive customers and other large national accounts.

Our gross profit margin was 11.6% in fiscal 2004 compared to 8.8% in fiscal 2003. Our gross profit margin improved due to higher sales levels primarily related to our market growth and to a lesser extent our increases in selling prices in the latter half of the year to offset increased raw material costs.

During 2004, our steel suppliers were impacted by the shortage of raw materials resulting in unprecedented increases affecting the cost to steel producers on scrap, coke, iron ore and energy. As a result, the North American steel producers implemented temporary raw material price increases to offset these costs until conditions subside. We are currently subject to raw material price increases from our suppliers. We intend to continue to pass on these price increases to our customers. As a result we anticipate continued selling price increases in fiscal 2005. To the extent we are unable to continue to pass on these price increases, the profitability of our business could be adversely affected.

As a result of a weaker U.S. dollar, increasing demand, the consolidation of the steel producing industry and continued shortages of raw materials, our raw material costs increased in fiscal 2004. We remain diligent and focused on our supplier relations and in securing material to support our customer requirements. As supply conditions may remain tight in the foreseeable future, we have aligned our business with the most viable North American producer base and expect to maintain adequate supply to support our valued customers and projected growth.

During fiscal 2004 we have enhanced our capital structure in three ways. First, we successfully completed a secondary public stock offering during our second fiscal quarter of 2004. We raised approximately $47,322,000 which was used to reduce the debt outstanding on our unsecured line of credit facility. Next, we entered into a five year, $135,000,000 unsecured revolving credit facility in September 2004 which may be expanded to $200,000,000 under certain circumstances. Finally, in October 2004, we issued $50,000,000 in unsecured senior notes with an average term of 9.4 years and a blended interest rate of 5.67%. This financial structure allows us to continue to implement strategic growth initiatives, through additional investments in current operations, future potential acquisitions and existing affiliates.


                              Financial Highlights
                              --------------------
        (in thousands except per share data, other data and percentages)
        ----------------------------------------------------------------



                                     For the Year Ended September 30
                                          2004              2003
                                   ---------------  ------------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- --------- --------
Sales                            $786,852  100.0%   $512,704  100.0%      53%
Gross profit                       91,168   11.6      44,924    8.8      103
Selling, general and
   administrative expenses         34,347    4.4      28,153    5.5       22
Equity in net income of
   unconsolidated affiliates        2,852    0.4       1,058    0.2      170
Operating income                   59,673    7.6      17,829    3.5      235
Interest expense, net               4,029    0.5       4,906    0.9      (18)
Net income                         35,206    4.5       9,152    1.8      285
Diluted earnings per common share   $3.05              $0.92             232
Cash dividends per common share      0.20               0.20              -


Other data
----------
Average days sales outstanding      56.5                52.4               8
Inventory turnover                   3.9                 5.5             (29)
Return on equity                    16.1%                6.6%            144


RESULTS OF OPERATIONS - FISCAL 2004 COMPARED TO FISCAL 2003

Sales
-----

We posted net sales of $786,852,000 for the fiscal year ended September 30, 2004, an increase of 53% from sales of $512,704,000 for the fiscal year ended September 30, 2003. Tons shipped of company-owned steel products in the fiscal 2004 increased approximately 31% to 1,248,000 tons compared to fiscal 2003 as a result of continued market growth with large national accounts and improved economic conditions. The average selling price of company-owned steel products increased approximately 18% for fiscal 2004 as compared to the previous year.

Gross profit
------------

In fiscal 2004 our gross profit margin was 11.6% compared to 8.8% for fiscal 2003. Cost of goods sold increased 48.7% in fiscal 2004 compared to fiscal 2003. Cost of materials sold increased $210,218,000 due to higher sales volume and increased raw material costs. The remaining increase in cost of goods sold of $17,686,000 was primarily a result of increased labor costs and related fringe benefits and increased delivery costs due to higher sales volume.

Our gross profit margin improved somewhat from an escalating price environment due to rising raw material costs. We expect average raw material costs in the first quarter of fiscal 2005 to exceed average raw material costs of fiscal 2004 as a result of steel supply shortages, steel industry consolidation and higher raw material price increases that were implemented by our suppliers. We intend to continue to pass on these price increases to our customers to mitigate the impact on our gross profit margin. If we are unable to continue to pass through future price increases to our customers, our gross margins will decrease.

However, we may also be able to offset rising material costs and positively impact gross profit by achieving production cost efficiencies and product mix improvements.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative costs for fiscal 2004 were $34,347,000 compared to $28,153,000 for fiscal 2003, an increase of $6,194,000. The increase is primarily attributable to an increase in company wide bonus plan expenses of approximately $4,266,000 which are tied to company profits, higher selling and travel expenses of $1,846,000 to increase our market coverage, an increase in bad debt expense of $436,000 attributable to higher sales levels and an increase of $386,000 in remaining general expenses. The increase was partially offset by cost reductions achieved in 2004 in the amount of $740,000 from a combined non-recurring state payroll tax incentive and a reduction of property tax expenses as a result of receiving an assessment at amounts significantly lower than estimated.

Selling, general and administrative costs were 4.4% and 5.5% of sales in 2004 and 2003 respectively. We continue to actively manage the level at which selling, general and administrative expenses are added to our cost structure.

Equity in net income of unconsolidated affiliates
-------------------------------------------------

Our share of the income of our unconsolidated affiliates increased to $2,852,000 for fiscal 2004 compared to $1,058,000 for fiscal 2003. Our largest unconsolidated affiliate, Mi-Tech Steel, experienced 47% sales growth during fiscal 2004 as compared to fiscal 2003. The continued ramping up of the Nissan Motor Co., Ltd.'s new Canton, Mississippi operation contributed positively to Mi-Tech Steel's earnings. Mi-Tech Steel's newest facility located near the Nissan Mississippi operation has completed a $4,000,000 follow-on expansion to handle automotive exposed processing to service Nissan and other businesses in the southern region of the U.S.

Interest expense
----------------

Net interest expense for fiscal 2004 decreased to $4,029,000 from $4,906,000 for fiscal 2003. The decrease is primarily attributable to lower interest rates on variable rate debt during fiscal 2004 as compared to fiscal 2003 partially offset by a $269,000 expense related to the early retirement of our private placement note in June 2004.

Gain on disposals/writeoffs of property, plant and equipment
------------------------------------------------------------

In fiscal 2003, we recorded a $369,000 pre-tax gain on disposals/writeoffs of property, plant and equipment primarily from the sale of our Elkton, Maryland facility.

Income tax expense
------------------

For fiscal 2004 and 2003 our effective income tax rate was 36.7% and 31.1%, respectively. During fiscal 2003, we recorded an income tax benefit of approximately $294,000 attributable to state and foreign income tax apportionment that were more favorable than originally estimated and recognized a non-recurring state income tax benefit of approximately $200,000. These items decreased the effective income tax by 3.8% in fiscal 2003.


RESULTS OF OPERATIONS - FISCAL 2003 COMPARED TO FISCAL 2002

Sales
-----

We achieved sales of $512,704,000 in fiscal 2003, an increase of 37,306,000 or 8% from fiscal 2002 sales of $475,398,000. Tons shipped of company-owned steel products in fiscal 2003 decreased approximately 3% compared to fiscal 2002 while the average selling price of company-owned steel products for the year increased approximately 11% from the previous year. In fiscal 2003, the average sales price of company-owned steel products reflected pricing levels resulting from price increases initiated in the fourth quarter of fiscal 2002. Accordingly, the average sales price for the first nine months of fiscal 2003 was significantly higher compared to the corresponding nine month period in the prior year. During the fourth quarter of fiscal 2003, the average sales price began to trend down compared to the previous year.

We focus significant resources on the automotive industry and generate a major portion of business from selling manufacturing component parts to the automotive industry. Year-to-date production levels in the North American automotive industry over our 2003 fiscal year decreased 3% as compared to fiscal 2002, which adversely impacted our sales. We attempt to increase market share utilizing our network of resources by developing a substantial amount of new business with both existing and new customers.

Gross profit
------------

Our gross profit margin was 8.8% in 2003 compared to 12.5% in 2002. Cost of goods sold increased 13% in fiscal 2003 compared to fiscal 2002. Higher priced inventory acquired in the first half of fiscal 2003, which was not fully offset by price increases to customers, adversely impacted our gross profit margin. Lower sales volume and a 17% increase in the average cost of materials sold contributed to an increase of $50,297,000 in cost of goods sold. The remaining increase in cost of goods sold of $1,720,000 is attributable to lower volume spread over certain fixed manufacturing costs. The steel tariffs implemented during 2002 may have had the effect of reducing foreign supply. However, we believe that a weaker U.S. dollar, shipping costs and domestic steel industry consolidation have had, and may have, more of an impact on the pricing and availability of steel inventory in the U.S. than tariffs. A weaker U.S. dollar made it difficult for many foreign steel producers to profitably sell steel products in the U. S., which resulted in a decreased supply of steel, increasing U.S. steel prices. Also, escalating overseas freight costs made it more expensive for foreign producers to ship steel products into the U.S. Further, domestic steel consolidations resulted in a shutdown of equipment at a number of mills which reduced the availability of steel products, increasing U.S. steel prices.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative costs decreased approximately 5.1% or $1,511,000 in fiscal 2003 primarily as a result of the reduction of goodwill amortization of $733,000 as a result of adopting FAS 142 (see Note 6 of the Company's Notes to Consolidated Financial Statements) and reduction in management bonuses of approximately $800,000 which are tied to our profits, offset by an increase in miscellaneous expenses of $22,000. Selling, general and administrative costs were 5.5% and 6.2% of sales in 2003 and 2002, respectively.

Equity in net income of unconsolidated affiliates
-------------------------------------------------

Our share of income of our unconsolidated affiliates was $1,058,000 in fiscal 2003 and $1,540,000 in fiscal 2002. Our share of Mi-Tech Steel's earnings declined as a result of higher priced inventory which was not fully offset by price increases to customers, lower operating levels and an increase of approximately $150,000 in pre-operation expenses incurred in connection with our Canton, Mississippi and Decatur, Alabama steel processing operations.

Interest expense
----------------

Net interest expense decreased to $4,906,000 in fiscal 2003 from $5,232,000 in fiscal 2002. The decrease was primarily the result of lower interest rates on our variable rate debt in fiscal 2003 as compared to fiscal 2002 partially offset by higher average borrowings during fiscal 2003.

Gain on disposals/writeoffs of property, plant and equipment
------------------------------------------------------------

In fiscal 2003, we recorded a $369,000 pre-tax gain on disposals/writeoffs of property, plant and equipment primarily from the sale of our Elkton, Maryland facility. In fiscal 2002, we recorded a loss on disposals/writeoffs of property, plant and equipment of $814,000 as a result of equipment improvements and upgrades.

Income tax expense
------------------

Our effective income tax rate was approximately 31.1% in fiscal 2003. During fiscal 2003, we recorded an income tax benefit of approximately $294,000 attributable to state and foreign income tax apportionment that were more favorable than originally estimated and recognized a non-recurring state income tax benefit of approximately $200,000. These items decreased the effective income tax by 3.8% in fiscal 2003.

Our effective income tax rate was approximately 38.0% in fiscal 2002. Non-deductible goodwill amortization expense of approximately $733,000 recorded during fiscal 2002 (see Note 6 of the Company's Notes to Consolidated Financial Statements) increased the effective tax rate by 1.1% in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had $200,371,000 of working capital, maintained a current ratio of 2.79:1 and had total debt at 34% of total capitalization. Generally, in periods of economic expansion and increased demand for our products, our working capital requirements increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Average days sales outstanding to customers was 57 days as of September 30, 2004 compared to 52 as of September 30, 2003. We expect average days sales outstanding to increase to 60 days during the first quarter of fiscal 2005. Average days inventory was 92 days as of September 30, 2004 compared to 69 days as of September 30, 2003. We expect average days inventory to decrease to 65 days during the first fiscal quarter of 2005.

Our average payment days to suppliers was 47 days as of September 30, 2004 compared to 38 days as of September 30, 2003. We expect average payment days to suppliers to decrease to 45 days during the first fiscal quarter of 2005.

During fiscal 2004, cash used in operations was $43,028,000, primarily working capital related. We increased inventories by $94,769,000 and accounts receivable by $49,538,000 to support our sales growth, which was partially offset by an increase in accounts payable of $41,638,000. This working capital increase was financed primarily through borrowings on our line of credit facility.

Capital expenditures for 2004 totaled $17,255,000 primarily for various capacity improvement projects. We continue to expand production capacity to serve the growing needs of customers and invest in automation to improve productivity and make our operations more efficient. For fiscal 2005, the capital additions to all facilities are expected to approximate $15,000,000.

We maintain an equity investment of approximately $25,744,000 in our 90%-owned Mexican subsidiary. Additional investments in our Mexican operations, if required, would be financed with available funds from our bank line of credit.

The translation of the financial statements of our Mexican subsidiary from local currencies to the U.S. dollar subjects us to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. We do not consider our exposure to exchange rate risks to be material and consider the Mexican peso a relatively stable currency. We do not typically manage our related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction gains included in sales were $468,000, $353,000 and $371,000 during 2004, 2003 and 2002, respectively.

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

On March 31, 2004, we completed a public stock offering of 2,905,000 shares of common stock at a price of $17.25. We realized net proceeds of approximately $47,322,000 from this offering and used these proceeds to reduce borrowings under our line of credit facility. The completion of this offering has allowed us to continue to implement our strategic growth initiatives.

On June 1, 2004, we prepaid the entire principal balance of $5,680,000 outstanding on the private placement note which required a final principal payment in March 2005. With this prepayment we were required to pay a make-whole payment of $269,000 which is included in interest expense.

Borrowings and repayments under our line of credit agreement are initiated as needed to fund our operating and investing activities described above. During fiscal 2004, we borrowed $88,000,000 to finance our working capital needs and repaid $74,400,000 on our indebtedness. Net proceeds of $47,322,000 realized from the completion of our public stock offering were used to reduce borrowings under our line of credit facility.

On September 2, 2004, we entered into a $135,000,000 unsecured revolving credit facility with our existing banking group which matures in September 2009. The new credit facility replaces a $151,000,000 unsecured credit facility that was scheduled to mature in August 2005. Our existing banking group can elect to expand the availability to $200,000,000 at our request under certain circumstances. Interest on the facility is paid with various variable options on the interest rate, none of which are greater than the bank's prime. We have primarily elected to use the LIBOR based interest rate and to a lesser extent the prime interest rate on our outstanding borrowings under the agreement. At September 30, 2004, there was $114,000,000 outstanding on the credit facility.

Subsequent to our fiscal year end, on October 21, 2004, we issued $50,000,000 in unsecured senior notes which have an average term of 9.4 years and a blended interest rate of 5.67%. The notes are comprised of $10,000,000 of 5.33% Series A Senior Notes due October 21, 2011 and $40,000,000 of 5.75% Series B Senior Notes due October 21, 2014. The proceeds from the notes were used to reduce borrowings outstanding on our revolving line of credit facility.

Provisions contained in our revolving credit facility and unsecured senior notes require us to maintain specified levels of net worth, maintain certain financial ratios and limit capital expenditures, operating leases, capital leases and additional debt. We are in compliance with our loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

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

We have entered into operating  leases to meet the needs of our facilities.  The
following  table   summarizes  the  annual  payments  of  outstanding  debt  and non-cancelable operating leases required as of September 30, 2004.



                         Payments Due By Period (in thousands of dollars)
                         ------------------------------------------------
                    2005    2006    2007    2008    2009    after 2009    Total
                    ----    ----    ----    ----    ----    ----------    -----

Debt              $   -   $    -   $  -    $  -   $114,000        -    $114,000
Operating Leases  $1,096  $ 1,035  $ 950   $ 776  $    530     $ 166   $  4,553


We have entered into an agreements to purchase electricity through February 2005 to meet our minimum needs for our Canton, Michigan facility. However, there is no minimum energy consumption required during the term of the agreements.

At this time, we have no other known material obligations, commitments or demands that must be met beyond the next twelve months.

We believe all manufacturing facilities are in compliance with applicable federal and state environmental regulations. We are not presently aware of any fact or circumstance, which would require the expenditure of material amounts for environmental compliance.

Related Party Transactions
--------------------------

We have various transactions with Mi-Tech Steel (see Note 5 of our Notes to Consolidated Financial Statements).

We sell scrap steel products to a company owned by Stuart N. Ray, an officer and director of Steel Technologies (see Note 16 of our Notes to Consolidated Financial Statements). Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2004, the Audit Committee reviewed and approved these transactions. We have the ability to continue or cease selling scrap steel to this company at any time.

During 2002, we repurchased 600,000 shares of our common stock from our founding chairman, Merwin J. Ray, for $6,000,000.


               IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46, as amended by FASB Staff Position 46-6, "Effective Date of FIN 46," are effective immediately for VIEs created after January 31, 2003 and no later than December 31, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. We have determined that we do not have any VIEs and the adoption of FIN 46 did not have an impact on our financial position, results of operations or cash flows.

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. If adopted in its current form, the proposed Statement would be effective for any interim or annual period beginning after June 15, 2005.

On October 22, 2004 the American Jobs Creation Act of 2004 was passed. This law provides a phased in deduction for a percentage of qualified income from domestic production activities. We will assess the impact of this change in tax law as further authoritative guidance becomes available.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position, results of operation or cash flows.

                             STEEL TECHNOLOGIES INC.
                           Consolidated Balance Sheets
                          (In thousands, except shares)

                                                         September 30
                                                  --------------------------
                                                     2004            2003
----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents....................   $   2,273       $   2,758
  Trade accounts receivable, less
    allowance for doubtful accounts:
    $3,318 in 2004 and $1,808 in 2003..........     123,546          74,595
  Inventories..................................     178,490          84,301
  Deferred income taxes........................       2,471           1,198
  Prepaid expenses and other assets............       5,629           4,628
                                                  ---------       ---------
      Total current assets ....................     312,409         167,480
                                                  ---------       ---------
Property, plant and equipment (at cost), net of
   accumulated depreciation                         108,593         106,615
                                                  ---------       ---------
Investments in and advances to unconsolidated
   affiliates..................................      22,312          19,604
Goodwill.......................................      18,148          18,148
Other assets ..................................       1,544           1,328
                                                  ---------       ---------
                                                  $ 463,006         313,175
                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $  90,859       $  49,609
   Accrued liabilities ........................      14,901          10,165
   Income taxes payable .......................       6,278             -
   Long-term debt due within one year .........         -             5,720
                                                  ---------       ---------
      Total current liabilities ...............     112,038          65,494

Long-term debt ................................     114,000          94,680
Deferred income taxes .........................      18,295          14,872
Other long-term liabilities                             424             188
                                                  ---------       ---------
     Total liabilities ........................     244,757         175,234
                                                  ---------       ---------
Commitments and contingencies .................

Shareholders' equity:
   Preferred stock, no par value;
     500,000 shares authorized shares;
     none issued or outstanding ...............         -              -
   Common stock, no par value; 50,000,000 shares
     authorized; issued and outstanding shares:
     12,804,073 in 2004 and 9,765,409 in 2003 .      69,466          20,371
   Treasury stock at cost: 2,626,742 shares in
     2004 and 2,573,953 shares in 2003 ........     (24,238)        (23,169)
   Additional paid-in capital .................       5,170           5,098
   Retained earnings ..........................     174,025         141,073
   Accumulated other comprehensive loss .......      (6,174)         (5,432)
                                                  ---------       ---------
     Total shareholders' equity ...............     218,249         137,941
                                                  ---------       ---------
                                                  $ 463,006       $ 313,175
                                                  =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                            STEEL TECHNOLOGIES INC.
                        Consolidated Statements of Income
                    (In thousands, except per share results)

                                          For the Years Ended September 30
                                          --------------------------------
                                             2004       2003       2002
--------------------------------------------------------------------------
Sales ..................................   $786,852   $512,704   $475,398
Cost of goods sold .....................    695,684    467,780    415,763
                                           --------   --------   --------
  Gross profit .........................     91,168     44,924     59,635
Selling, general and administrative
  expenses .............................     34,347     28,153     29,664
Equity in net income of
  unconsolidated affiliates ............      2,852      1,058      1,540
                                           --------   --------   --------
  Operating income .....................     59,673     17,829     31,511
Interest expense, net...................      4,029      4,906      5,232
Loss (gain) on disposals/writeoffs of
  property, plant and equipment ........         32       (369)       814
                                           --------   --------   --------
  Income before income taxes ...........     55,612     13,292     25,465
Provision for income taxes .............     20,406      4,140      9,671
                                           --------   --------   --------
  Net income ...........................  $  35,206   $  9,152   $ 15,794
                                           ========   ========   ========
Weighted average number of common shares
  outstanding-diluted ..................     11,533      9,899      9,886
                                           --------   --------   --------
Diluted earnings per common share ......  $    3.05   $   0.92   $   1.60
                                           --------   --------   --------
Weighted average number of common shares
  outstanding-basic ....................     11,284      9,748      9,762
                                           --------   --------   --------
Basic earnings per common share ........  $    3.12   $   0.94   $   1.62
                                           --------   --------   --------


                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                           For the Years Ended September 30
                                           --------------------------------
                                             2004       2003       2002
---------------------------------------------------------------------------
Net income .............................   $ 35,206   $  9,152   $ 15,794
  Foreign currency translation
    adjustment .........................       (902)    (2,201)    (1,714)
  Change in unrealized loss on cash flow
    hedges, net of tax expense (benefit)
    of $92 in 2004, $287 in 2003 and
    ($153) in 2002 .....................        160        460       (256)
                                           --------   --------    -------
Comprehensive income ...................   $ 34,464   $  7,411   $ 13,824
                                           ========   ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Consolidated Statements of Shareholders' Equity
                    (In thousands, except per share amounts)

                                                          For the Years Ended September 30, 2004, 2003 and 2002
                                     -----------------------------------------------------------------------------------------------

                                        Common Stock         Treasury Stock                                Accumulated
                                     ------------------   --------------------   Additional                   Other
                                                                                   Paid-In    Retained     Comprehensive
                                      Shares    Amount      Shares    Amount       Capital    Earnings        Loss          Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 2001 ......   10,217   $ 17,348     1,823   $(15,203)     $  4,909      $119,652      $ (1,721)    $124,985
Net income ........................                                                               15,794                     15,794
Net issuance of common stock under
   incentive stock option plan.....      123      1,385        19       (295)                                                 1,090
Repurchase of common stock under
   stock repurchase program........     (677)                 677   $ (6,592)                                                (6,592)
Cash dividends on common stock
  ($.16 per share).................                                                               (1,577)                    (1,577)
Foreign currency translation
  adjustment ......................                                                                             (1,714)      (1,714)
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                               (256)        (256)
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2002 ......    9,663   $ 18,733     2,519   $(22,090)     $  4,909      $133,869      $ (3,691)    $131,730
Net income ........................                                                                9,152                      9,152
Net issuance of common stock under
   incentive stock option plan.....      102      1,638        55     (1,079)                                                   559
Tax effect of options exercised -
   disqualifying dispositions......                                                    189                                      189
Cash dividends on common stock
  ($.20 per share).................                                                               (1,948)                    (1,948)
Foreign currency translation
  adjustment ......................                                                                             (2,201)      (2,201)
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                                460          460
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2003 ......    9,765     20,371     2,574    (23,169)        5,098       141,073        (5,432)     137,941
Net income ........................                                                               35,206                     35,206
Net issuance of common stock under
   public offering................     2,905     47,322                                                                      47,322
Net issuance of common stock under
   incentive stock option plan.....      134      1,773        53     (1,069)                                                   704
Tax effect of options exercised -
   disqualifying dispositions......                                                     72                                       72
Cash dividends on common stock
  ($.20 per share).................                                                               (2,254)                    (2,254)
Foreign currency translation
  adjustment ......................                                                                               (902)        (902)
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                                160          160
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2004 ......   12,804   $ 69,466     2,627   $(24,238)     $  5,170      $174,025      $ (6,174)    $218,249
                                     =======   ========     =====   ========      ========      =========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                            STEEL TECHNOLOGIES INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                For the Years Ended September 30
                                                --------------------------------
                                                  2004        2003        2002
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................  $ 35,206   $   9,152   $  15,794
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation ..........................    14,889      13,878      14,375
      Amortization ..........................       -           -           733
      Deferred income taxes .................     2,241       1,315       1,252
      Equity in net income of
        unconsolidated affiliates............    (2,852)     (1,058)     (1,540)
      Loss (gain) on disposals/writeoffs of
        property, plant and equipment .......        32        (369)        814
      Increase (decrease) in cash resulting
        from changes in:
          Trade accounts receivable .........   (49,538)       (948)     (8,891)
          Inventories .......................   (94,769)      3,608     (21,518)
          Prepaid expenses and other assets .    (2,053)     (1,805)     (1,094)
          Accounts payable ..................    41,638     (15,193)     22,779
          Accrued liabilities ...............    12,178      (2,478)      3,989
                                                --------    --------    --------
Net cash (used in) provided by operating
  activities ................................   (43,028)      6,102      26,693
                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.   (17,255)    (14,637)     (7,132)
  Proceeds from sale of property,
    plant and equipment .....................       -         2,603         865
  Acquisition................................       -        (9,825)        -
  Distributions from unconsolidated
    affiliates...............................       211          45          73
  Investment in and advances to
    unconsolidated affiliates................       -        (2,000)          4
                                                --------    --------    --------
Net cash used in investing activities .......   (17,044)    (23,814)     (6,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ..............    88,000      58,500      24,000
  Principal payments on long-term debt ......   (74,400)    (38,759)    (38,735)
  Cash dividends on common stock ............    (2,254)     (1,948)     (1,577)
  Repurchase of common stock ................       -           -        (6,592)
  Net issuance of common stock ..............    48,026         559       1,090
 Other ......................................       175         175         175
                                                --------    --------    --------
Net cash provided by (used in) financing
  activities ................................     59,547     18,527     (21,639)
                                                --------    --------    --------
Effect of exchange rate changes on cash .....         40       (184)       (117)
                                                --------    --------    --------
Net (decrease) increase in cash and
  cash equivalents ..........................       (485)       631      (1,253)
Cash and cash equivalents, beginning of year.      2,758      2,127       3,380
                                                --------    --------    --------
Cash and cash equivalents, end of year ......   $  2,273   $  2,758    $  2,127
                                                ========    ========    ========

Supplemental Cash Flow Disclosures:
  Cash payments for interest ................   $  4,200   $  4,878    $  5,162
  Cash payments for taxes ...................   $ 10,941   $  5,636    $  6,219

Supplemental Schedule of Noncash Investing and Financing Activities:
  Fair value of assets acquired..............   $    -     $  9,845    $   -
Liabilities assumed .........................        -           20        -
                                                --------    --------    --------
Net cash paid ...............................   $    -     $  9,825    $   -
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

Allowance for Doubtful Accounts Receivable: The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectibility. The factors include historical trends of write-offs, sales, recoveries and credit losses; the monitoring of portfolio credit quality; and current and projected economic and market conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of the ability to make payments beyond previously established terms, additional allowances may be required. Uncollectible accounts receivable are written off against the allowance for doubtful accounts receivable when management determines that the probability of payment is remote and collections efforts have ceased.

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

Depreciation and Amortization: Depreciation is computed using the straight-line method with the following estimated useful lives:

                    Buildings and improvements 10 - 25 years
                    Machinery and equipment     3 - 12 years

When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in results of operations. Maintenance and repairs are expensed in the year incurred. The Company capitalizes interest costs as part of the cost of constructing major facilities. Interest costs of $178,000, $167,000 and $80,000 were capitalized in 2004, 2003 and 2002, respectively.

Long-Lived assets: We review the carrying value of our long-lived assets for impairment whenever changes in events and circumstances indicate that the carrying amount of the assets may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with an asset would be compared to the asset's carrying value to determine if a write-down to market value or undiscounted cash flows value is required.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired through acquisitions accounted for using the purchase method of accounting. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" and ceased amortization of goodwill (see Note 6).

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

Revenue Recognition: The Company recognizes revenue for the sale of Company-owned products when the customer takes title to goods shipped, risk of loss passes to the customer, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The Company recognizes revenue from toll processing services upon shipment of goods. Sales returns and allowances are recorded as reductions to sales and are provided for based on historical experience and current customer activities.

Stock-Based Compensation: At September 30, 2004, the Company had stock-based compensation plans which are described more fully in Note 13. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been impacted as follows (in thousands except per share data):


                                              For the Years Ended September 30
                                              --------------------------------

(In thousands, except per share results            2004       2003       2002
 ----------------------------------------------------------------------------
Net income - as reported                         $35,206     $9,152   $15,794
Total stock-based employee compensation expense
  (benefit) determined under fair value based
  method for all awards, net of taxes                395        160       (10)
                                                 -------    -------   -------
Net income - pro forma                           $34,811     $8,992   $15,804
                                                 =======    =======   =======
Diluted net income per share - as reported        $ 3.05    $  0.92    $ 1.60
Diluted net income per share - pro forma          $ 3.02    $  0.91    $ 1.60
Basic net income per share - as reported          $ 3.12    $  0.94    $ 1.62
Basic net income per share - pro forma            $ 3.08    $  0.92    $ 1.62

Earnings Per Common Share: Earnings per share for all periods presented have been calculated and presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Foreign Currency Translation: The Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of the Mexican subsidiary are translated into U.S. dollars at the year-end rate of exchange, and revenues and expenses are translated at average rates of exchange in effect during the period. Resulting translation adjustments are reported as a component of comprehensive income. Foreign currency transaction gains are included in sales when incurred and were $468,000, $353,000 and $371,000 for the fiscal years ending 2004, 2003 and 2002, respectively.

Comprehensive Loss: Accumulated other comprehensive loss consists of the following:

                                                           September 30
                                                  ------------------------------
      (In thousands)                                     2004        2003
      --------------------------------------------------------------------------

      Cumulative translation adjustment                 $6,174      $5,272
      Unrealized loss on cash flow hedges, net of tax      -           160
                                                        ------      ------
                                                        $6,174      $5,432
                                                        ------      ------


Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation with no effect on net income or shareholders' equity.

2. ACQUISITIONS:
On March 7, 2003, the Company completed the purchase of certain assets from Cold Metal Products, Inc. (Cold Metal Products) as approved by the U.S. Bankruptcy Court in Youngstown, Ohio. The purchase price consisted of approximately $9,825,000 and the assumption of approximately $20,000 of liabilities. The assets purchased included land, building and certain steel processing equipment at the Ottawa, Ohio facility, certain equipment located in Indianapolis, Indiana and selected inventory and accounts receivable. The Company financed the acquisition with its existing credit facility.

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


                                            Years Ended September 30
 (In thousands except per share data)       ------------------------
 (Unaudited)                                     2003      2002
--------------------------------------------------------------------
Sales                                          $524,368  $512,867
Net income                                     $  9,039  $ 16,233
Diluted net income per share                   $   0.91  $   1.64
Basic net income per share                     $   0.93  $   1.66

This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results.


3.  INVENTORIES:
Inventories consist of:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2004         2003
    ----------------------------------------------------------------------------

    Raw materials                                       $ 132,570   $  58,204
    Finished goods and work in process                     45,920      26,097
                                                        ---------   ---------
                                                        $ 178,490   $  84,301
                                                        =========   =========

                                       19

4. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment and related accumulated depreciation consist of the following:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2004         2003
    ----------------------------------------------------------------------------

    Land and improvements                               $  6,283     $  5,953
    Buildings and improvements                            65,847       60,732
    Machinery and equipment                              151,641      141,304
    Construction in progress                               9,124       10,517
                                                        --------     --------
                                                         232,895      218,506
    Less accumulated depreciation                        124,302      111,891
                                                        --------     --------
                                                        $108,593     $106,615
                                                        ========     ========

5. INVESTMENTS IN  AND ADVANCES TO UNCONSOLIDATED  AFFILIATES:
Mi-Tech Steel owns and operates four high-volume steel slitting facilities to serve Japanese and domestic automotive and appliance parts manufacturers in the United States. Summarized condensed financial information of Mi-Tech Steel, a fifty percent owned company accounted for by the equity method follows:

                                                              September 30
        BALANCE SHEET (In  thousands)                      2004           2003
        ------------------------------------------------------------------------

        Assets:
           Current assets                               $ 98,154        $ 54,247
           Other  assets                                  33,435          31,796
        Liabilities:
           Current liabilities                          $ 65,786        $ 31,610
           Long-term liabilities                          28,654          22,390


                                            For the Years Ended September 30
                                         ---------------------------------------

        INCOME STATEMENT (In thousands)       2004        2003         2002
                                         ---------------------------------------

        Net Sales                          $209,972     $142,559     $141,323
        Gross profit                       $ 15,672     $  8,829     $ 10,372
        Net Income                         $  5,109     $  1,581     $  2,614

The Company's equity in undistributed net income of Mi-Tech Steel was $8,976,000 and $6,421,000 at September 30, 2004 and 2003, respectively. While distributions from Mi-Tech Steel are permitted if authorized by Mi-Tech Steel's Board of Directors, such distributions are restricted by one of Mi-Tech Steel's loan agreements. Such restrictions limit distributions to 15% of Mi-Tech Steel's net income in any fiscal year.

Pursuant to an agreement, the Company loaned Mi-Tech Steel $2,000,000 on September 30, 2003. The loan is subordinate to all existing Mi-Tech Steel loans and matures September 30, 2006. Interest is paid at maturity at a LIBOR based interest rate, which was 3.59% at September 30, 2004.

Beginning in April 2003, Mi-Tech Steel is being reimbursed for operating costs of its Decatur, Alabama facility by Steel Technologies Inc. and Mi-Tech Steel's other owner. Under this arrangement the Company reimbursed Mi-Tech Steel $1,140,000 and $400,000 during fiscal 2004 and 2003, respectively. Mi-Tech Steel is pursuing alternatives to sell its pickling equipment in Decatur, which has a carrying value of $2,364,000.

The Company has various other transactions with Mi-Tech Steel. The Company has recorded sales of $1,960,000, $1,931,000 and $2,767,000 in 2004, 2003 and 2002,
respectively and accounts receivable of $612,000 and $53,000 as of September 30, 2004 and 2003, respectively for products and services sold at prevailing market prices to Mi-Tech Steel. Included in operating income of the Company are management fees and equity from the net income of Mi-Tech Steel totaling $3,476,000, $1,531,000 and $2,003,000 in 2004, 2003 and 2002, respectively.


6.       GOODWILL:
The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective October 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment annually using a fair-value based approach. During the quarter ended December 31, 2002, the Company performed the initial impairment test of goodwill and no impairments were indicated. The annual impairment test was performed during the fourth quarter of fiscal 2004 and no impairments were indicated.

The following table adjusts reported net income and earnings per share for the year ended September 30, 2002 to exclude amortization of goodwill.


                                                    September 30
                                                    ------------
(In thousands except per share data)                    2002
----------------------------------------------------------------
Net income as reported                              $15,794
Add back amortization of goodwill                       733
                                                     -------
Adjusted net income                                 $16,527
                                                     =======

Earnings per common share as reported - diluted     $  1.60
Add back amortization of goodwill                      0.07
                                                     -------
Adjusted earnings per common share - diluted        $  1.67
                                                     =======

Earnings per common share as reported - basic       $  1.62
Add back amortization of goodwill                      0.07
                                                     -------
Adjusted earnings per common share - basic            $1.69
                                                     =======

7.  LONG-TERM DEBT:
Long-term debt consists of the following:

                                                            September 30
                                                   -----------------------------
        (In thousands)                                  2004           2003
        ------------------------------------------------------------------------

        Notes payable to bank, unsecured under
         current line of credit; interest rates at
         September 30, 2004 and 2003 ranged from
         3.20% to 4.75% and 2.79% to 4.00%,
         respectively                                  $ 114,000    $ 89,000
        Notes payable, unsecured, interest due
         monthly at 8.52%                                    -        11,400
                                                       ---------    --------
                                                         114,000     100,400
        Less amount due within one year                      -         5,720
                                                       ---------    --------
                                                       $ 114,000    $ 94,680
                                                       =========    ========

In September 2004, the Company entered into a $135,000,000 unsecured revolving credit facility with its existing banking group which matures in September 2009. The new credit facility replaces a $151,000,000 unsecured credit facility that was scheduled to mature in August 2005. Under certain circumstances, the new facility can be expanded to $200,000,000.

Interest on the facility is paid with various variable options on the interest rate, none of which are greater than the bank's prime. The Company has elected to use both the LIBOR based interest rate and the prime interest rate on its outstanding borrowings under the agreement. At September 30, 2004, there was $114,000,000 outstanding on this credit facility.

On June 1, 2004, the Company prepaid the remaining principal balance of $5,680,000 outstanding on the private placement note which required a final principal payment in March 2005. With this prepayment the Company was required to pay a make-whole payment of $269,000 which is included in interest expense.

Subsequent to the Company's fiscal year end, on October 21, 2004, the Company issued $50,000,000 in unsecured senior notes which have an average term of 9.4 years and a blended interest rate of 5.67%. The notes are comprised of $10,000,000 of 5.33% Series A Senior Notes due October 21, 2011 and $40,000,000
of 5.75% Series B Senior Notes due October 21, 2014. The proceeds from the notes were used to reduce borrowings outstanding on our revolving line of credit facility.

Provisions contained in the Company's revolving credit facility and unsecured senior notes require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit capital expenditures, operating leases, capital leases and additional debt. The fair value of debt instruments approximates the carrying value at September 30, 2004.

8.  FINANCIAL INSTRUMENTS:
In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into two separate interest rate swap contracts with major financial institutions on August 30, 2001. Under the terms of the first contract, which matured in August 2003, the Company received a LIBOR based variable interest rate and paid a fixed interest rate of 4.24% on a notional amount of $15,000,000. Under the terms of the second contract, which matured in February 2004, the Company received a LIBOR based variable interest rate and paid a fixed interest rate of 4.48% on a notional amount of $15,000,000. The variable interest rate paid on the contracts was determined based on LIBOR on the last day of the applicable month, which was consistent with the variable rate determination on the underlying debt. At September 30, 2004, the Company has no interest rate swaps.

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. SFAS No. 133 requires all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive loss and recognized in the income statement along with the related results of the hedged item. SFAS No. 133 requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for hedge accounting treatment.

The Company designated its interest rate swap contracts as cash flow hedges of anticipated interest payments under its variable rate line of credit agreement. Gains and losses on these swaps that were recorded in accumulated other comprehensive loss were reclassified into net income as interest expense, net in the periods in which the related variable interest was paid. The Company reclassified approximately $160,000 recorded in accumulated other comprehensive loss into net income as interest expense, net during fiscal 2004.

9.       SHAREHOLDERS' EQUITY:
In March 2004, the Company completed a public stock offering of 2,905,000 shares of common stock at a price of $17.25. The Company realized net proceeds of approximately $47,322,000 from this offering.

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

The Company's Articles of Incorporation authorized 500,000 shares of no par value preferred stock, of which 200,000 shares have been reserved and designated Series A 1998 junior participating preferred stock for possible issuance under the Company's shareholder rights plan. As of September 30, 2004, no preferred shares have been issued.

On January 22, 1998, the Board of Directors approved a plan under which Steel Technologies may repurchase up to 500,000 shares of its common stock. Subsequently, the Board of Directors authorized repurchase of an additional 1,000,000 shares on September 30, 1998 and another additional 1,000,000 shares on April 30, 2000 for a total of 2,500,000 shares. Shares were purchased from time to time at prevailing prices in open market transactions, subject to market conditions, share price and other considerations. The Company has completed the program with 2,500,000 shares acquired for an aggregate of $21,795,000 through September 30, 2002. During fiscal 2002, the Company repurchased approximately 677,000 shares of common stock for $6,592,000.

10.  RETIREMENT PLAN:
The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. Total retirement plan expense was $1,177,000, $1,015,000 and $948,000 in 2004, 2003 and 2002, respectively. The Company follows the policy of funding retirement plan contributions as accrued.

11.  INCOME TAXES:
The following table represents the components of the provision for income taxes:


                                             For the Years Ended September 30
                                         ---------------------------------------
     (In thousands)                          2004         2003         2002
     ---------------------------------------------------------------------------

     Current:
       Federal                             $15,453      $ 3,043      $ 7,073
       State, local and foreign              2,712         (218)       1,346
                                           -------      -------      -------
                                            18,165        2,825        8,419
                                           =======      =======      =======

     Deferred:
        Federal                               (141)         166          521
        State, local and foreign             2,382        1,149          731
                                           -------     --------     --------
                                             2,241        1,315        1,252
                                           -------     --------     --------
                                           $20,406      $ 4,140      $ 9,671
                                           =======     ========     ========


Undistributed earnings of the Company's foreign subsidiary at September 30, 2004, are considered to be indefinitely reinvested. Accordingly, the calculation of and provision for deferred taxes are not practicable. Upon distribution of those earnings in the form of dividends or otherwise, the earnings may become taxable.

Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:


                                                            September 30
                                                   -----------------------------
        (In thousands)                                 2004           2003
        --------------                             -----------------------------
        Deferred tax assets:
          Inventory capitalization                 $    416         $    177
          Provision for doubtful accounts             1,026              370
          Non deductible liabilities                  1,029              651
                                                   ---------        ---------
             Total deferred tax assets                2,471            1,198

        Deferred tax liabilities:
          Accelerated depreciation                   11,112           10,113
          Assets deductible for tax purposes          6,241            3,715
          Undistributed earnings of
            unconsolidated affiliate                    691              494
          Other, net                                    251              550
                                                   ---------        ---------
             Total deferred tax liabilities          18,295            14,872
                                                   ---------        ---------
        Net deferred tax liabilities               $ 15,824         $  13,674
                                                   =========        =========


A reconciliation of the provision for income taxes with amounts computed by applying the federal statutory rate to income before income taxes follows:

                                             For the Years Ended September 30
                                             --------------------------------
                                               2004       2003       2002
                                               ----       ----       ----
    Tax at U.S. federal statutory rate         35.0%      34.0%      35.0%
    State and local income taxes, net
       of U.S. federal tax benefit              2.8        3.1        3.0
    Equity in net income of
       unconsolidated affiliates               (1.4)      (2.2)      (1.8)
    Revision of prior year income tax
       estimates and adjustment for
       non-recurring state income tax matter     -        (4.2)      (0.4)
    Other, net                                  0.3        0.4        2.2
                                               ----       ----       ----
                                               36.7%      31.1%      38.0%
                                               ====       ====       ====


12.      OPERATING LEASES:
The Company leases certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $1,767,000, $1,540,000 and $1,671,000 for the years ended September 30,
2004, 2003 and 2002, respectively. Future minimum lease payments for non-cancelable operating leases having a remaining term in excess of one year at September 30, 2004 are as follows:

                  2005                    $ 1,096,000
                  2006                      1,035,000
                  2007                        950,000
                  2008                        776,000
                  2009                        530,000
                  Thereafter                  166,000
                                          -----------
                  Total                   $ 4,553,000
                                          ===========

13.      CONTINGENCIES:
From time to time, in the normal course of business, the Company is involved in certain litigation and claims pending with respect to various business matters. In the event there is any resulting liability with respect to such claims, it is management's opinion they will not have a material affect on the Company's consolidated financial statements.

14.  STOCK OPTION PLANS:
Under its employee stock option plans, the Company may grant employees incentive stock options to purchase shares at not less than 100% of market value at date of grant or non-qualified stock options at a price determined by the
Compensation Committee of the Company's Board of Directors. Generally, options are exercisable at the rate of 20% a year beginning one year from date of grant and expire ten years from the date of grant.

As permitted under APB 25, the Company does not recognize compensation expense related to stock options, as no stock options are granted below the market price on the date of grant (see Note 1).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended September 30, 2003:


                                              2003
                                              ----
Expected dividend yield                        1.5%
Expected stock price volatility               46.0%
Weighted average risk-free interest rate       3.5%
Expected life of options (years)               7.0

There were no options granted during 2004 and 2002. The fair value of options granted during 2003 was $6.13 per share.

The summary of the status of all of the Company's stock incentive plans as of September 30, 2004, 2003 and 2002 and changes during the years then ended is presented below:


                                                                      Average
                                Shares Under    Range of Option      Exercise
                                   Plans        Prices Per Share       Price
                                ------------  ---------------------  --------
   Balance, September 30, 2001     791,500    $  5.34  -  $   12.51  $  9.36
   Granted                             -           $   -             $    -
   Exercised                      (135,850)   $  5.34  -  $   12.00  $  9.76
   Canceled                        (85,000)   $  8.73  -  $   12.51  $ 11.54
                                   -------    ---------------------  -------
   Balance, September 30, 2002     570,650    $  5.34  -  $   12.00  $  8.94
   Granted                         195,000    $ 10.49  -  $   11.54  $ 10.72
   Exercised                      (150,385)   $  5.34  -  $   11.63  $ 10.33
   Canceled                         (1,000)        $  11.38          $ 11.38
                                   -------    ---------------------  -------
   Balance, September 30, 2003     614,265    $  5.34  -  $   12.00  $  9.16
   Granted                             -           $   -             $    -
   Exercised                      (182,006)   $  5.34  -  $   12.00  $  9.27
   Canceled                            -           $   -             $    -
                                   -------    ---------------------  -------
   Balance, September 30, 2004     432,259    $  5.34  -  $   12.00  $  9.11
                                   -------    ---------------------  -------

The following table summarizes information about stock options outstanding and exercisable:

                                         September 30, 2004
                 ---------------------------------------------------------------
                           Options Outstanding:            Options Exercisable:
                 ------------------------------------  -------------------------
                                 Weighted
                                 Average    Weighted
                      Number    Remaining    Average    Number
   Range of        Outstanding   Contract   Exercise  Exercisable   Weighted
  Exercise Prices  at 9/30/02     Life       Price    at 9/30/02  Exercise Price
--------------------------------------------------------------------------------
 $ 5.34 - $ 8.00     151,004    5.87 years   $ 5.68      65,404     $ 6.12
 $ 8.00 - $12.00     281,255    7.04 years   $10.95     125,355     $11.23
----------------     -------    ----------   ------     -------    -------
 $ 5.34 - $12.00     432,259    6.63 years   $ 9.11     190,759     $ 9.48


At September 30, 2004, there were 91,000 shares available for granting of stock options under the Company's stock option plans. All unexercised options expire from 2006 to 2013.

15.  NET INCOME PER SHARE COMPUTATIONS:
The following is a reconciliation of the numerator of the basic and diluted per share computations:

                                                         For the Years Ended
                                                           September 30
                                                     --------------------------
(In thousands, except for share results)             2004      2003       2002
-------------------------------------------------------------------------------
   Net income ...................................   $ 35,206  $ 9,152   $15,794
                                                    -------   -------   -------
 Shares (denominator) used for diluted share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    11,284     9,748     9,762
  Plus: dilutive effect of stock options ........       249       151       124
                                                    -------   -------   -------
      Adjusted weighted average shares ..........    11,533     9,899     9,886
                                                    -------   -------   -------
Shares (denominator) used for basic per share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    11,284     9,748     9,762
                                                    -------   -------   -------
   Net income per share data:
      Basic .....................................   $  3.12   $  0.94   $  1.62
      Diluted ...................................   $  3.05   $  0.92   $  1.60


All outstanding options are included in the diluted earnings per share calculation above for the years ended September 30, 2004 and 2002. Options to purchase 175,665 shares for the year ended September 30, 2003 were excluded from the calculation above because the exercise prices of the options were greater than the average market price of the Company's stock during the periods.

16.  RELATED PARTY TRANSACTIONS:
The Company has various transactions with Mi-Tech Steel (see Note 5).

The Company has recorded sales of $18,369,000, $6,936,000 and $4,674,000 in 2004, 2003 and 2002, respectively and has accounts receivable of $4,714,000 and $1,337,000 as of September 30, 2004 and 2003, respectively, for scrap products sold to a company owned by certain officers and directors of the Company. Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2004, the Audit Committee reviewed and approved these transactions. The Company has the ability to continue or cease selling scrap steel to this company at any time.

During 2002, the Company repurchased 600,000 shares of its common stock from its founding chairman for $6,000,000.

17.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting right
(variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). The provisions of FIN 46, as amended by FASB Staff Position 46-6, "Effective Date of FIN 46," are effective immediately for VIEs created after January 31, 2003 and no later than December 31, 2003 for VIEs created before February 1, 2003. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company has determined that it does not have any VIEs and the adoption of FIN 46 does not have an impact on our financial position, results of operations or cash flows.

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. If adopted in its current form, the proposed Statement would be effective for any interim or annual period beginning after June 15, 2005.

On October 22, 2004 the American Jobs Creation Act of 2004 was passed. This law provides a phased in deduction for a percentage of qualified income from domestic production activities. The Company will assess the impact of this change in tax law as further authoritative guidance becomes available.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The Company does not expect the adoption of SFAS No. 151 to have a material impact on our financial position, results of operation or cash flows.

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Steel Technologies Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Steel Technologies Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company ceased amortizing goodwill effective October 1, 2002.

/s/ PricewaterhouseCoopers LLP


Louisville, Kentucky
December 9, 2004

                                   EXHIBIT 21
                             STEEL TECHNOLOGIES INC.
                           SUBSIDIARIES AND AFFILIATES



                                                                   Percentage of
                                                                       Voting
                                           Names Under               Securities
                         Jurisdiction of   Which Business             Owned By
Name                     Incorporation     Transacted                Registrant
--------------------------------------------------------------------------------
Steel Technologies, LLC
(Formerly Steel
Technologies                             Steel Technologies
Carolinas, Inc.)         South Carolina  Carolinas                       100%

Steel Technologies, L.P. Delaware        Steel Technologies     General Partner
                                                                Limited partner
                                                                is Steel
                                                                Technologies,
                                                                LLC (SC)

Steel Technologies Corp.
(Formerly Roberts Steel
Company)                 Ohio            Steel Technologies Ohio         100%

Steel Technologies, LLC  Ohio            Steel Technologies     100% owned by
                                                                Steel
                                                                Technologies
                                                                Corp.

Steel Technologies Ohio,
Inc. (formerly
Southern Strip Steel-
Columbus, Inc)           Ohio            Steel Technologies Ohio         100%

Custom Steel, Inc.       Kentucky        Custom Steel                    100%


Steel Technologies de
Mexico, S.A. de C.V.
(formerly
Transformadora y
Commercializadora de
Metales, S.A. de C.V.)  Mexico           Steel Technologies de Mexico     90%



Mi-Tech Steel, Inc.      Delaware        Mi-Tech Steel, Inc.              50%

Ferrolux Metals Co., LCC Ohio            Ferrolux                         49%

                                   EXHIBIT 23
            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Nos. 333-21279, 333-91798 and 333-118548) of Steel
Technologies Inc. and its subsidiaries of our report dated December 9, 2004, relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated December 9, 2004 relating to the financial statement schedule, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP



Louisville, Kentucky
December 14, 2004

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Bradford T. Ray, certify that:
1. I have reviewed this annual report on Form 10-K of Steel Technologies Inc. for the fiscal year ended September 30, 2004;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 14, 2004

/s/ Bradford. T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Joseph P. Bellino, certify that:
1. I have reviewed this annual report on Form 10-K of Steel Technologies Inc. for the fiscal year ended September 30, 2004;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  December 14, 2004

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Annual Report on Form 10-K of the Company for the year ended September 30, 2004 (the Report):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Report.

/s/ Bradford T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer
Date: December 14, 2004

                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Joseph P. Bellino, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Annual Report on Form 10-K of the Company for the year ended September 30, 2003 (the Report):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Report.

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief  Financial  Officer
Date: December 14, 2004