Form 10-Q
period 2004-12-31
STEEL TECHNOLOGIES INC
filed 2005-02-08
CIK 771790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

There were 12,864,284 shares outstanding of the Registrant's common stock as of January 31, 2005.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        December 31, 2004 and September 30, 2004 ..........................  3

        Condensed Consolidated Statements of Income and
        Comprehensive Income Three Months Ended
        December 31, 2004 and 2003 ........................................  4

        Condensed Consolidated Statements of Cash Flows Three Months
        Ended December 31, 2004 and 2003 ..................................  5

        Notes to Condensed Consolidated Financial Statements .............. 6-9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................10-18

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .............................................................. 18

Item 4. Controls and Procedures ........................................... 19

PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................ 19

Item 6. Exhibits .......................................................... 20

Signature ................................................................. 20

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of
             the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of
             the Sarbanes-Oxley Act of 2002

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

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands, except shares)                        December 31    September 30
(Unaudited)                                              2004            2004
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   5,045       $   2,273
   Trade accounts receivable, net ..............        121,251         123,546
   Inventories .................................        197,660         178,490
   Deferred income taxes .......................          2,421           2,471
   Prepaid expenses and other assets ...........          4,966           5,629
                                                      ---------       ---------
      Total current assets .....................        331,343         312,409

Property, plant and equipment, net .............        109,781         108,593
Investments in and advances to unconsolidated
   affiliates ..................................         23,804          22,312
Goodwill .......................................         18,148          18,148
Other assets ...................................          2,382           1,544
                                                      ---------       ---------
                                                      $ 485,458       $ 463,006
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  68,814       $  90,859
   Accrued liabilities .........................         15,208          14,901
   Income taxes payable ........................         10,217           6,278
                                                      ---------       ---------
      Total current liabilities ................         94,239         112,038

Long-term debt .................................        140,000         114,000
Deferred income taxes ..........................         17,804          18,295
Other long-term liabilities.....................          1,076             424
                                                      ---------       ---------
      Total liabilities ........................        253,119         244,757
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....            -               -
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding shares:
    12,854,644 at December 31, 2004 and
    12,804,073 at September 30, 2004............         70,010          69,466
   Treasury stock at cost:  2,633,149 shares at
    December 31, 2004 and 2,626,742 at September
    30, 2004....................................        (24,423)        (24,238)
   Additional paid-in capital ..................          5,170           5,170
   Retained earnings ...........................        187,258         174,025
   Accumulated other comprehensive loss ........         (5,676)         (6,174)
                                                      ---------       ---------
     Total shareholders' equity ................        232,339         218,249
                                                      ---------       ---------
                                                      $ 485,458       $ 463,006
                                                      =========       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except per share results)                     Three Months Ended
(Unaudited)                                                      December 31
--------------------------------------------------------------------------------
                                                             2004          2003
                                                           ---------------------

Sales ................................................     $254,016    $130,789
Cost of goods sold ...................................      221,570     120,012
                                                           --------    --------
     Gross profit ....................................       32,446      10,777

Selling, general and administrative expenses .........       10,121       6,616
Equity in net income of unconsolidated affiliates ....        1,471         482
                                                           --------    --------
  Operating income ...................................       23,796       4,643

Interest expense, net ................................        1,179       1,012
                                                           --------    --------
   Income before income taxes ........................       22,617       3,631

Provision for income taxes ...........................        8,100       1,233
                                                           --------    --------
   Net income ........................................     $ 14,517    $  2,398
                                                           ========    ========
Weighted average number of common
   shares outstanding-diluted ........................       13,090       9,977
                                                           ========    ========
Diluted earnings per common share ....................     $   1.11    $   0.24
                                                           ========    ========
Weighted average number of common
   shares outstanding-basic ..........................       12,840       9,780
                                                           ========    ========
Basic earnings per common share ......................     $   1.13    $   0.25
                                                           ========    ========
Cash dividends per common share ......................     $   0.10    $   0.10
                                                           ========    ========


            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                                              Three Months Ended
(Unaudited)                                                     December 31
--------------------------------------------------------------------------------
                                                             2004         2003
                                                           ---------------------
Net income ...........................................     $14,517      $ 2,398
   Foreign currency translation adjustment............         498         (701)
   Change in unrealized loss on cash flow
      hedges, net of taxes ...........................          -            81
                                                           --------     --------
Comprehensive income .................................     $ 15,015     $ 1,778
                                                           ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                             Three months ended
(Unaudited)                                                    December 31
--------------------------------------------------------------------------------
                                                             2004       2003
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $ 14,517    $  2,398
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation ...................................      3,619       3,579
       Deferred income taxes ..........................       (512)       (671)
       Equity in net income of unconsolidated
        affiliates ....................................     (1,471)       (482)
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................      2,608       5,195
             Inventories ..............................    (18,904)     (2,231)
             Prepaids expenses and other assets .......       (144)        598
             Accounts payable .........................    (22,174)     (1,939)
             Accrued liabilities and income taxes .....      4,753         (80)
                                                          --------    --------
Net cash (used in) provided by operating activities ...    (17,708)      6,367
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (4,670)     (5,373)
                                                          --------    --------
Net cash used in investing activities .................     (4,670)     (5,373)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     76,000       1,000
   Principal payments on long-term debt ...............    (50,000)     (1,000)
   Cash dividends on common stock .....................     (1,284)       (979)
   Net issuance of common stock........................        359         130
                                                          --------    --------
Net cash provided by (used in) financing activities ...     25,075        (849)
                                                          --------    --------
Effect of exchange rate changes on cash ...............         75         (80)
                                                          --------    --------
Net increase in cash and cash equivalents .............      2,772          65
Cash and cash equivalents, beginning of year ..........      2,273       2,758
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $  5,045    $  2,823
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $    836    $    971
                                                          ========    ========
Cash payment for income taxes .........................   $  4,330    $    484
                                                          ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of December 31, 2004 and the condensed consolidated statements of income and comprehensive income for the three months ended December 31, 2004 and 2003, and condensed consolidated cash flows for the three months ended December 31, 2004 and 2003, have been prepared by Steel Technologies Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2004. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES:

Inventories consists of:


(In thousands)                                       December 31   September 30
(Unaudited))                                             2004          2004
-------------------------------------------------------------------------------
Raw materials ....................................   $  140,346   $  132,570
Finished goods and work in process ...............       57,314       45,920
                                                     ----------   ----------
                                                     $  197,660   $  178,490
                                                     ==========   ==========


3.  STOCK OPTIONS

At December 31, 2004, the Company had stock-based compensation plans which are described more fully in Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been impacted as follows:


                                                      Three Months Ended
                                                           December 31
(In thousands except per share data)              ------------------------------
(Unaudited)                                            2004           2003
--------------------------------------------------------------------------------
Net income - as reported                            $14,517          $ 2,398
Total stock-based employee compensation
     expense determined under fair value
     method for all awards, net of taxes                 56               86
                                                    -------          -------
Net income - pro forma                              $14,461          $ 2,312
                                                    =======          =======

Diluted net income per share - as reported            $1.11            $0.24
Diluted net income per share - pro forma              $1.11            $0.23
Basic net income per share - as reported              $1.13            $0.25
Basic net income per share - pro forma                $1.13            $0.24



4.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:

(Amounts in thousands, except per share data)               Three Months Ended
(Unaudited)                                                     December 31
--------------------------------------------------------------------------------
                                                             2004        2003
                                                          ----------------------
Net income ............................................   $  14,517   $   2,398
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................      12,840       9,780
    Plus: dilutive effect of stock options ............         250         197
                                                          ---------   ---------
           Diluted weighted average shares ............   $  13,090   $   9,977
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      12,840       9,780
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    1.11   $    0.24
                                                          =========   =========
    Basic .............................................   $    1.13   $    0.25
                                                          =========   =========

All outstanding options are included in the diluted earnings per share calculation above for the three months ended December 31, 2004 and 2003.


5.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), a fifty percent owned unconsolidated affiliate accounted for by the equity method, follows:

        (In thousands)                                   Three Months Ended
        (Unaudited)                                          December 31
        -----------------------------------------------------------------------
                                                       2004             2003
                                                    -----------     -----------
        Sales                                       $  70,541       $  41,796
        Gross Profit                                    7,040           2,800
        Net Income                                      2,801             792

The Company has various transactions with Mi-Tech Steel. The Company reimbursed Mi-Tech Steel $390,000 and $181,000, respectively, for its share of operating costs of its Decatur, Alabama facility for the three months ended December 31, 2004 and 2003. The Company has recorded sales of $590,000 and $285,000 during the three months ended December 31, 2004 and 2003, respectively, and accounts receivable of $973,000 and $612,000 as of December 31, 2004 and September 30, 2004, respectively, for products and services sold at prevailing market prices to Mi-Tech Steel. Included in operating income of the Company are management fees and equity from the net income of Mi-Tech Steel totaling $1,634,000 and $615,000 during the three months ended December 31, 2004 and 2003, respectively.

During the three months ended December 31, 2004 and 2003, the Company recorded sales of $7,471,000 and $2,699,000, respectively, for scrap products sold to a company owned by an officer and director of the Company. Accounts receivable from the aforementioned company were $4,883,000 and $4,714,000 as of December 31, 2004 and September 30, 2004, respectively. Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2004, the Audit Committee reviewed and approved these transactions. The Company has the ability to continue or cease selling scrap steel to this company at any time.


6.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) is effective for any interim or annual period beginning after June 15, 2005. The Company is currently analyzing the impact of SFAS No. 123(R).

On October 22, 2004 the American Jobs Creation Act of 2004 was passed and is effective for our fiscal year ended September 30, 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities. The Company will assess the impact of this change in tax law as further authoritative guidance becomes available.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The Company does not expect the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.

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

A summary of significant accounting policies used in the preparation of the consolidated financial statements are described in Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Our most critical accounting policies include the valuation of accounts receivable, which impacts selling, general and administrative expense, and the assessment of recoverability of goodwill and long-lived assets. Management reviews the estimates, including, but not limited to, the allowance for doubtful accounts on a regular basis and makes adjustments based on historical experiences, current conditions and future expectations. The reviews are performed regularly and adjustments are made as required by currently available information. We believe these estimates are reasonable, but actual results could differ from these estimates.

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

For the three months ended December 31, 2004, sales increased 94% to a record $254,016,000 from $130,789,000 in the same period a year ago. Net income for the quarter increased to a record $14,517,000 or $1.11 per diluted share, on approximately 13,090,000 weighted average shares outstanding, compared with net income of $2,398,000 or $0.24 per diluted share in the year-earlier period, on approximately 9,977,000 weighted average shares outstanding. The 31% increase in weighted average diluted shares outstanding resulted from our successful completion of a secondary stock offering of 2,905,000 shares in March 2004.

Our tons sold of company-owned steel products in our first quarter of fiscal 2005 increased 17.4% over the first quarter of fiscal 2004 to a record 293,000 tons. The unprecedented market conditions experienced throughout fiscal 2004 continued during our first quarter of fiscal 2005. We worked closely with our strategic suppliers allowing us to satisfy our customer's needs and expand volume in a variety of markets while at the same time managing challenging pricing dynamics. We anticipate continued volume growth of approximately 10% for the second quarter of fiscal 2005 over our first quarter 2005 levels. With our recent investments we are well positioned to manage these higher volumes.

Our largest unconsolidated affiliate, Mi-Tech Steel, Inc. (Mi-Tech Steel), also experienced record results in sales, volume shipped and profits in the first quarter of fiscal 2005. Mi-Tech Steel plays an important role in our North American platform. We anticipate Mi-Tech Steel's revenues to grow by approximately 20% during the second quarter of fiscal 2005 versus the similar quarter in fiscal 2004.

Our gross profit margin was 12.8% in the first quarter of fiscal 2005 compared to 8.2% in the first quarter of fiscal 2004. Our gross profit margin improved primarily due to higher sales levels related to our market growth. We believe our gross profit margin in our second quarter of 2005 will decline slightly from our first quarter of fiscal 2005.

The steel producing industry continues to experience global consolidation. This dynamic has created a stronger North American supply base with a more disciplined approach to the market. As this consolidation continues, we continue to be well aligned with the leading steel producers to meet our future growth objectives. We remain committed to building upon our strong customer and supplier relationships as we bring value to the supply chain through our North American processing platform.

We intend to invest $17 million in capital projects in fiscal 2005. These projects will enhance our capabilities by further expanding capacity, improving quality and service to our customers and lowering conversion costs of current operations.


    Financial Highlights (in thousands except per share data and percentages)
    -------------------------------------------------------------------------



                                  For the Three Months Ended December 31
                                         2004              2003
                                   ---------------  ------------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- --------- --------
Sales                            $254,016  100.0%   $130,789  100.0%      94%
Gross profit                       32,446   12.8      10,777    8.2      201
Selling, general and
   administrative expenses         10,121    4.0       6,616    5.1       53
Equity in net income of
   unconsolidated affiliates        1,471    0.6         482    0.4      205
Operating income                   23,796    9.4       4,643    3.5      413
Interest expense, net               1,179    0.5       1,012    0.8       16
Net income                         14,517    5.7       2,398    1.8      505
Diluted earnings per common share   $1.11              $0.24             363
Cash dividends per common share     $0.10              $0.10              -

Other data
----------
Average days sales outstanding      43.0               47.5               (9)
Inventory turnover                   4.5                5.6              (20)
Return on equity (annualized)       25.0%               6.9%             262


Results of Operations
---------------------

     Sales
     -----

     We posted net sales of $254,016,000 for the first quarter ended December 31, 2004, an increase of 94% from sales of $130,789,000 for the first fiscal quarter ended December 31, 2003. Tons shipped of company-owned steel products in the first quarter of fiscal 2005 increased approximately 17% to 293,000 tons compared to the first quarter of fiscal 2004 as a result of continued market growth with large national accounts and improved economic conditions. The average selling price of company-owned steel products increased approximately 68% for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

     Gross profit
     ------------

     Our gross profit margin was 12.8% in the first quarter of fiscal 2005 compared to 8.2% in the first quarter of fiscal 2004. Cost of goods sold increased 84.6% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Cost of materials sold increased $97,532,000 in the first quarter of fiscal 2005 due to higher sales volume and increased raw material costs. The remaining increase in cost of goods sold in the first quarter of fiscal 2005 was $4,026,000 and was primarily a result of increased labor costs and related fringe benefits and increased delivery costs due to higher sales volume.

     Our gross profit margin decreased slightly from 14.4% in the fourth quarter of fiscal 2004 to 12.8% in the first quarter of fiscal 2005 and we expect a similar decrease in the second quarter of fiscal 2005. We may offset rising material costs and positively impact gross profit by achieving production cost efficiencies and product mix improvements.

     Selling, general and administrative expenses
     --------------------------------------------

     Selling, general and administrative costs were $10,121,000 for the three months ended December 31, 2004, compared to $6,616,000 for the three months ended December 31, 2003. The increaser is primarily attributable to an increase in company wide bonus plan expenses of approximately $1,814,000 which are tied to company profits, higher selling, administrative and travel expenses of approximately $697,000 to increase our market coverage, an increase of bad debt expense of $183,000 attributable to higher sales levels and an increase of $426,000 in remaining general expenses. In addition, the first quarter of fiscal 2004 included a reduction of property tax expenses of approximately $385,000 as a result of receiving an assessment at amounts significantly lower than estimated.

     We continue to actively manage the level at which selling, general and administrative expenses are added to our cost structure.

     Equity in net income of unconsolidated affiliates
     -------------------------------------------------

     Our share of the income of our unconsolidated affiliates increased to $1,471,000 for the first quarter of fiscal 2005 compared to $482,000 in 2004.

     Our largest unconsolidated affiliate, Mi-Tech Steel, experienced 69% sales growth during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The continued ramping up of the Nissan Motor Co., Ltd.'s new Canton, Mississippi operation contributed positively to Mi-Tech Steel's earnings. In addition, Mi-Tech Steel continues to benefit from strong transplant and domestic market growth.

     Interest expense
     ----------------

     Net interest expense for the first quarter of fiscal 2005 increased to $1,179,000 from $1,012,000 for the first quarter of fiscal 2004. The increase is attributable to higher average borrowings on our unsecured line of credit to support our sales growth and higher interest on fixed rate debt that replaced variable rate debt at lower rates during the first quarter of fiscal 2005.

     Income tax expense
     ------------------

     Our effective income tax rate was approximately 35.8% and 34.0%, respectively, for the first quarters of fiscal 2005 and 2004. The increase in our effective tax rate is primarily attributable to a lower percentage of overall earnings from Mi-Tech Steel, which are not fully taxable to our Company.


Liquidity and Capital Resources
-------------------------------

As of December 31, 2004, we had $237,104,000 of working capital, maintained a current ratio of 3.5:1 and had total debt at 38% of capitalization. Generally, in periods of economic expansion and increased demand for our products, our working capital requirements increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Average days sales outstanding to customers was 43 days as of December 31, 2004 compared to 48 as of December 31, 2003. We expect average days sales outstanding to increase to 45 days during the second quarter of fiscal 2005. Average days inventory was 80 days as of December 31, 2004 compared to 65 days as of December 31, 2003. We expect average days inventory to decrease to 75 days during the second quarter of fiscal 2005.

Our average payment days to suppliers was 28 days as of December 31, 2004 compared to 36 days as of December 31, 2003. We expect average payment days to suppliers to be 35 days during the second quarter of fiscal 2005.

During the first three months of fiscal 2005, cash used in operations was $17,708,000 primarily working capital related. We increased inventory by $18,904,000 to support our sales growth and reduced accounts payable by $22,174,000 to meet our obligations to suppliers. This working capital increase was financed primarily from borrowings under our bank line of credit.

Capital expenditures for the first three months of fiscal 2005 totaled approximately $4,670,000. We continue to expand production capacity to serve the growing needs of customers and invest in automation to improve productivity and make our operations more efficient. For fiscal 2005, the capital additions to all facilities are expected to approximate $17,000,000.

We maintain an equity investment of $25,744,000 in our 90%-owned Mexican subsidiary. Additional investments in our Mexican operations, if required, would be financed with available funds from our credit facility.

The translation of the financial statements of our Mexican subsidiary from local currencies to the U.S. dollar subjects us to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. We do not consider our exposure to exchange rate risks to be material and consider the Mexican peso a relatively stable currency. We do not typically manage our related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction losses included in sales were $167,000 during the three months ended December 31, 2004 reflecting a stronger average exchange rate of the peso relative to the U.S. dollar during the first quarter of fiscal 2005. Foreign currency transaction gains included in sales for the three months ended December 31, 2003 were $120,000.

We maintain a 50% equity investment in Mi-Tech Steel and a 49% equity investment in Ferrolux Metals. Additional equity contributions to our unconsolidated affiliates are not required and we do not guarantee any obligations of our unconsolidated affiliates. While distributions from Mi-Tech Steel are permitted, if authorized by Mi-Tech Steel's board of directors, such distributions are restricted by one of Mi-Tech Steel's loan agreements. Such restrictions limit distributions to 15% of Mi-Tech Steel's net income in any fiscal year. Distributions from Mi-Tech Steel are not, and are not expected to be, material sources of liquidity for us. Mi-Tech Steel's liquidity needs are met primarily by their cash flows from operating activities and existing line of credit facility and shareholder loans. Cash flows from operations and available borrowing capabilities are expected to meet Mi-Tech Steel's future needs.

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

Borrowings and repayments under our line of credit agreement are initiated as needed to fund our operating and investing activities described above. During the first three months of fiscal 2005, we borrowed $76,000,000 to finance our working capital needs and used the proceeds from the unsecured senior notes to make a $50,000,000 payment on our line of credit facility.

We have a $135,000,000 unsecured revolving credit facility that matures September 2009. Our existing banking group can elect to expand the availability to $200,000,000 at our request under certain circumstances. Interest on the facility is paid with various variable options on the interest rate, none of which are greater than the bank's prime rate. At December 31, 2004, there was $90,000,000 outstanding on the credit facility.

Provisions contained in our debt agreements require us to maintain specified levels of net worth, maintain certain financial ratios and limit capital expenditures, operating leases, capital leases and addition debt. We are in compliance with our loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

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

We have entered into operating leases and agreements to purchase electricity to meet the needs of our facilities. These obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2004.

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

Related Party Transactions
--------------------------

We have various transactions with Mi-Tech Steel and we sell scrap steel products to a company owned by Stuart N. Ray, an officer and director of Steel Technologies (see Note 5 of our Notes to Condensed Consolidated Financial Statements). Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2004, the Audit

Committee reviewed and approved these transactions. The Company has the ability to continue or cease selling scrap steel to this company at any time.

Recently Issued Accounting Pronouncements
-----------------------------------------

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b)
liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) is effective for any interim or annual period beginning after June 15, 2005. We are currently analyzing the impact of SFAS No. 123(R).

On October 22, 2004 the American Jobs Creation Act of 2004 was passed and is effective for our fiscal year ended September 30, 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities. We will assess the impact of this change in tax law as further authoritative guidance becomes available.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. We do not expect the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.


       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the three months ended December 31, 2004 from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended September 30, 2004.

                         Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the first fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is made known to us by others within our company, including our consolidated subsidiaries, particularly during the period for which reports of our company, including this Quarterly Report on Form 10-Q, are being prepared and to permit our company to report that information within the time period specified to the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                        Part II - Other Information

           Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 27, 2005. The matters voted upon at the meeting were the election of three directors for three-year terms and ratification of an amendment to the Company's Second Non-employee Directors Stock Plan to increase the number of shares of common stock available for issuance from 25,000 to 75,000.

The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:



Nominee               Votes For         Votes Against     Votes Withheld
-------               ---------         -------------     --------------

Merwin J. Ray         9,035,428               0              2,624,907
Bradford T. Ray       9,021,488               0              2,638,847
Doug A. Bawel         8,915,344               0              2,744,991


The number of votes cast for, against or abstained with respect to approval of an amendment to the Company's Second Non-employee Directors Stock Plan to increase the number of shares of common stock available for issuance from 25,000 to 75,000 were as follows.

        Votes For      Votes Against      Votes Abstained
        ---------      -------------      ---------------

        8,657,738            0                 54,844

                          Item 6. Exhibits

Exhibits filed or furnished with this report:

   Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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







        STEEL TECHNOLOGIES INC.
        ----------------------
             (Registrant)







By      /s/ Joseph P. Bellino
        -----------------------------
        Joseph P. Bellino
        Chief Financial Officer
        (Principal Financial and Chief Accounting Officer)




Dated February 8, 2005

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ending December 31, 2004;

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


Date: February 8, 2005

/s/ Bradford. T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph P. Bellino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ending December 31, 2004;

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

Date: February 8, 2005

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2004:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Bradford T. Ray
                                                      -------------------
                                                      Bradford T. Ray
                                                      Chief Executive Officer
                                                      Date: February 8, 2005

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2004:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Joseph P. Bellino
                                                      ---------------------
                                                      Joseph P. Bellino
                                                      Chief Financial Officer
                                                      Date: February 8, 2005