Form 10-Q
period 2005-03-31
STEEL TECHNOLOGIES INC
filed 2005-05-10
CIK 771790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

There were 12,922,050 shares outstanding of the Registrant's common stock as of April 30, 2005.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        March 31, 2005 and September 30, 2004 .............................  3

        Condensed Consolidated Statements of Income and
        Comprehensive Income Three and SIx Months Ended
        March 31, 2005 and 2004 ...........................................  4

        Condensed Consolidated Statements of Cash Flows Six Months
        Ended March 31, 2005 and 2004 .....................................  5

        Notes to Condensed Consolidated Financial Statements .............. 6-10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................11-21

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .............................................................. 21

Item 4. Controls and Procedures ........................................... 21

PART II.OTHER INFORMATION

Item 6. Exhibits .......................................................... 22

Signature ................................................................. 22

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

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands, except shares)                           March 31    September 30
(Unaudited)                                               2005           2004
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   8,638       $   2,273
   Trade accounts receivable, net ..............        116,473         123,546
   Inventories .................................        200,925         178,490
   Deferred income taxes .......................          2,424           2,471
   Prepaid expenses and other assets ...........          4,096           5,629
                                                      ---------       ---------
      Total current assets .....................        332,556         312,409

Property, plant and equipment, net .............        110,756         108,593
Investments in and advances to unconsolidated
   affiliates ..................................         25,574          22,312
Goodwill .......................................         18,148          18,148
Other assets ...................................          2,421           1,544
                                                      ---------       ---------
                                                      $ 489,455       $ 463,006
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  86,473       $  90,859
   Accrued liabilities .........................         17,059          14,901
   Income taxes payable ........................          5,939           6,278
                                                      ---------       ---------
      Total current liabilities ................        109,471         112,038

Long-term debt .................................        112,000         114,000
Deferred income taxes ..........................         18,111          18,295
Other long-term liabilities.....................          1,140             424
                                                      ---------       ---------
      Total liabilities ........................        240,722         244,757
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....            -               -
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding shares:
    12,920,776 at March 31, 2005 and
    12,804,073 at September 30, 2004............         70,560          69,466
   Treasury stock at cost:  2,634,716 shares at
    March 31, 2005 and 2,626,742 at September
    30, 2004....................................        (24,465)        (24,238)
   Additional paid-in capital ..................          5,170           5,170
   Retained earnings ...........................        202,612         174,025
   Accumulated other comprehensive loss ........         (5,144)         (6,174)
                                                      ---------       ---------
      Total shareholders' equity ...............        248,733         218,249
                                                      ---------       ---------
                                                      $ 489,455       $ 463,006
                                                      =========       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except per share data)   Three Months Ended     Six Months Ended
(Unaudited)                                  March 31              March 31
--------------------------------------------------------------------------------
                                        2005       2004       2005       2004
                                      ------------------------------------------
Sales ................................ $286,958   $184,842   $540,974  $315,631
Cost of goods sold ...................  255,268    165,266    476,838   285,278
                                       --------   --------   --------  --------
      Gross profit ...................   31,690     19,576     64,136    30,353

Selling, general and
   administrative expenses ...........    9,624      8,474     19,745    15,090
Equity in net income of unconsolidated
   affiliates ........................    1,746        687      3,217     1,169
                                       --------   --------   --------   -------
   Operating income ..................   23,812     11,789     47,608    16,432

Interest expense, net ................    1,330      1,047      2,509     2,059
(Gain) loss on disposals/writeoffs of
   property, plant and equipment .....      (18)        12        (18)       12
                                       --------   --------   --------   -------
   Income before income taxes ........   22,500     10,730     45,117    14,361

Provision for income taxes ...........    7,146      3,828     15,246     5,061
                                       --------   --------   --------   -------
    Net income ....................... $ 15,354   $  6,902   $ 29,871   $ 9,300
                                       --------   --------   --------   -------
Diluted weighted average number of
   common shares outstanding .........   13,104     10,098     13,097    10,037
                                       ========   ========   ========   =======

Diluted earnings per common share .... $   1.17   $   0.68   $   2.28   $  0.93
                                       ========   ========   ========   =======

Basic weighted average number of
   common shares outstanding .........   12,890      9,835     12,865     9,807
                                       ========   ========   ========   =======

Basic earnings per common share ...... $   1.19   $   0.70   $   2.32   $  0.95
                                       ========   ========   ========   =======

Cash dividends per common share ...... $    --    $    --    $   0.10   $  0.10
                                       ========   ========   ========   =======


            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                        Three Months Ended     Six Months Ended
(Unaudited)                                March 31              March 31
--------------------------------------------------------------------------------
                                        2005       2004       2005       2004
                                      ------------------------------------------
Net income ........................... $ 15,354   $  6,902   $  29,871  $ 9,300
  Foreign currency translation
        adjustment ...................      532        532       1,030     (169)
  Decrease in unrealized loss on cash
        flow hedges, net of taxes ....       -          78         -        159
                                       --------   --------    --------  --------
Comprehensive income ................. $ 15,886    $ 7,512    $ 30,901  $ 9,290
                                       ========   ========    ========  ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Six Months Ended
(Unaudited)                                                      March 31
--------------------------------------------------------------------------------
                                                             2005       2004
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $ 29,871    $  9,300
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation ...................................      7,453       7,380
       Deferred income taxes ..........................       (293)        178
       Equity in net income of unconsolidated
        affiliates ....................................     (3,217)     (1,169)
       (Gain) loss on disposals/writeoffs of property,
        plant and equipment ...........................        (18)         12
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................      7,676     (31,445)
             Inventories ..............................    (21,780)    (34,816)
             Prepaids expenses and other assets .......        702       1,169
             Accounts payable .........................     (4,773)     27,314
             Accrued liabilities and income taxes .....      2,284       6,618
                                                          --------    --------
Net cash provided by (used in) operating activities ...     17,905     (15,459)
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (9,434)     (8,561)
   Proceeds from sale of property, plant and equipment         116          -
                                                          --------    --------
Net cash used in investing activities .................     (9,318)     (8,561)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     78,000      32,000
   Principal payments on long-term debt ...............    (80,000)    (53,720)
   Cash dividends on common stock .....................     (1,284)       (979)
   Net issuance of common stock .......................        867      47,547
   Other ..............................................         -          175
                                                          --------    --------
Net cash (used in) provided by financing activities ...     (2,417)     25,023
                                                          --------    --------
Effect of exchange rate changes on cash ...............        195         (23)
                                                          --------    --------
Net increase in cash and cash equivalents .............      6,365         980
Cash and cash equivalents, beginning of year ..........      2,273       2,758
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $  8,638    $  3,738
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  1,634    $  2,302
                                                          ========    ========
Cash payment for income taxes .........................   $ 15,507    $  1,369
                                                          ========    ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statements of income and comprehensive income for the three and six months ended March 31, 2005 and 2004, and condensed consolidated cash flows for the six months ended March 31, 2005 and 2004, have been prepared by Steel Technologies Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders for the year ended September 30, 2004. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES:

Inventories consists of:


(In thousands)                                        March 31     September 30
(Unaudited))                                            2004           2004
-------------------------------------------------------------------------------
Raw materials ....................................   $  141,748   $  132,570
Finished goods and work in process ...............       59,177       45,920
                                                     ----------   ----------
                                                     $  200,925   $  178,490
                                                     ==========   ==========


3.  STOCK OPTIONS

At March 31, 2005, the Company had stock-based compensation plans which are described more fully in Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been impacted as follows:



(In thousands except per share data)        Three Months Ended  Six Months Ended
(Unaudited)                                      March 31           March 31
-------------------------------------------------------------------------------
                                               2005     2004     2005    2004
                                              ------   ------   ------  ------
Net income - as reported                      $15,354  $6,902   $29,871  $9,300
Total stock-based employee compensation
   expense determined under
   fair value method for all awards,
   net of taxes                                    54      82       110     168
                                              -------  ------   -------  ------
Net income - pro forma                        $15,300  $6,820   $29,761  $9,132
                                              =======  ======   =======  ======

Diluted net income per share - as reported    $ 1.17   $ 0.68   $ 2.28  $ 0.93
Diluted net income per share - pro forma      $ 1.17   $ 0.68   $ 2.28  $ 0.92
Basic net income per share - as reported      $ 1.19   $ 0.70   $ 2.32  $ 0.95
Basic net income per share - pro forma        $ 1.19   $ 0.69   $ 2.31  $ 0.93


4.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:

(In thousands, except per share data)                       Three Months Ended
(Unaudited)                                                      March 31
--------------------------------------------------------------------------------
                                                             2005        2004
                                                          ----------------------
Net income ............................................   $  15,354   $   6,902
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................      12,890       9,835
    Plus: dilutive effect of stock options ............         214         263
                                                          ---------   ---------
           Diluted weighted average shares ............   $  13,104   $  10,098
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      12,890       9,835
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    1.17   $    0.68
                                                          =========   =========
    Basic .............................................   $    1.19   $    0.70
                                                          =========   =========


(In thousands, except per share data)                        Six Months Ended
(Unaudited)                                                      March 31
--------------------------------------------------------------------------------
                                                             2005        2004
                                                          ----------------------
Net income ............................................   $  29,871   $   9,300
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................      12,865       9,807
    Plus: dilutive effect of stock options ............         232         230
                                                          ---------   ---------
           Diluted weighted average shares ............   $  13,097   $  10,037
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      12,865       9,807
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    2.28   $    0.93
                                                          =========   =========
    Basic .............................................   $    2.32   $    0.95
                                                          =========   =========

All outstanding options are included in the diluted earnings per share calculation above for the three and six months ended March 31, 2005 and 2004.


5.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), a fifty percent owned unconsolidated affiliate accounted for by the equity method, follows:

(In Thousands)          Three Months Ended            Six Months Ended
(Unaudited)                  March 31                     March 31
-----------------      ---------------------      -----------------------
                         2005         2004          2005           2004
                         ----         ----          ----           ----
Sales                  $80,859      $49,317       $151,400        $91,113
Gross profit             8,177        3,950         15,216          6,750
Net income               3,352        1,234          6,153          2,026

The Company has various transactions with Mi-Tech Steel. Both the Company and Mi-Tech Steel buy and sell products and services at prevailing market prices from each other. Beginning in February 2005, the Company incurred expenses from Mi-Tech Steel for toll processing and storage services provided at its Decatur, Alabama facility at agreed upon rates. Prior to February 2005, Mi-Tech Steel was reimbursed for operating costs incurred at its Decatur, Alabama facility by its owners. Equity in the net income of Mi-Tech Steel and management fee income are also included in operating income of the Company. A summary of transactions between the Company and Mi-Tech Steel during the three and six months ended March 31, 2005 and 2004 follows:

(In Thousands)                     Three Months Ended          Six Months Ended
(Unaudited)                             March 31                   March 31
-----------------                 ---------------------     --------------------
                                    2005         2004         2005        2004
                                    ----         ----         ----        ----
Sales to Mi-Tech Steel              $  993       $  694      $ 1,817    $ 1,198
Purchases from and expense
   reimbursements to Mi-Tech Steel     602          219        1,139        434
Interest income from Mi-Tech Steel      24           16           44         16
Equity in net income of
   Mi-Tech Steel                     1,676          617        3,077      1,013



As a result of the transactions above, accounts receivable from Mi-Tech Steel was $480,000 and $612,000 as of March 31, 2005 and September 30, 2004,
respectively, and accounts payable to Mi-Tech Steel was $300,000 and $1,285,000 as of March 31, 2005 and September 30, 2004, respectively.

During the three and six months ended March 31, 2005, the Company recorded sales of $4,756,000 and $12,227,000, respectively, for scrap products sold to a company owned by an officer and director of the Company compared to sales of $4,866,000 and $7,564,000, respectively, during the three and six months ended March 31, 2004. Accounts receivable from the aforementioned company were $2,626,000 and $4,714,000 as of March 31, 2005 and September 30, 2004,
respectively. Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2005, the Audit Committee reviewed and approved these transactions. The Company has the ability to continue or cease selling scrap steel to this company at any time.


6.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b)
liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) is effective for any annual period beginning after June 15, 2005. The Company is currently analyzing the impact of SFAS No. 123(R).

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

     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

When used in the following discussion, the words "expects," "intends," "anticipates," "believes" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, competitive factors such as pricing and availability of steel; cyclicality of demand in the steel industry, specifically in the automotive market; our ability to make and integrate acquisitions; our inability to obtain sufficient capital resources to fund our operations and our growth; risk of business interruptions affecting automotive manufacturers; and reliance on key customers. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Unless the context otherwise requires, references to "we," "us" or "our" refer collectively to Steel Technologies Inc. and its subsidiaries.

Application of Critical Accounting Policies
-------------------------------------------

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates under different assumptions or conditions. On an ongoing basis, we monitor and evaluate our estimates and assumptions.

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

We focus our sales and marketing strategies to more fully leverage our North American platform of value added steel processing facilities. In recent years, we have been successful in growing our volume across all operations and have gained meaningful market growth, both with existing and new customers across a wide range of end use markets. Our broad capabilities and geographic presence offers distinct competitive advantages to customers that have multi-plant operations throughout the United States, Canada and Mexico. This has allowed us to expand with regional and large national accounts.

For the three months ended March 31, 2005, sales increased 55% to a record $287.0 million from $184.8 million in the same period a year ago. Net income for the second quarter increased to a record $15.4 million or $1.17 per diluted share compared with net income of $6.9 million or $0.68 per diluted share in the same period a year ago on approximately 30% more weighted average diluted shares outstanding, which resulted from our successful completion of a secondary stock offering of 2.9 million shares in March 2004. Results for the second quarter 2005 included an income tax benefit of approximately $0.06 per diluted share as a result of changes in the tax laws effective January 1, 2005 for our Mexican operations.

For the first six months of fiscal 2005 sales increased 71% to a record $541.0 million and year to date net income increased to a record $29.9 million or $2.28 per diluted share from $9.3 million or $0.93 per diluted share in the first six months of fiscal 2004, on approximately 30% more weighted average diluted shares outstanding.

Our results reflect continued strong contributions from all operations, greater operating leverage from consistent volumes and cost controls, a strong pricing environment and substantial growth from our Mi-Tech Steel joint venture.

Our tons sold of company-owned steel products in our second quarter of fiscal 2005 were 325,000, reflecting a decrease of 2.5% over the record levels of our second quarter of fiscal 2004. Record shipments during the second quarter of fiscal 2004 were positively impacted by greater demand during a tight steel environment. We expect our tons sold for the third quarter to be similar to the second quarter levels.

We continue to see softening in spot market prices for our raw materials. While average transaction prices continue to remain at high historic levels, we expect to see our average selling price reduced by approximately 5% in our third quarter as compared to our second quarter of fiscal 2005.

Our largest unconsolidated affiliate, Mi-Tech Steel, Inc. (Mi-Tech Steel), also produced record results in sales, volume shipped and profits in the second quarter of fiscal 2005. Mi-Tech Steel plays an important role in our North American platform and continues to benefit from strong Japanese transplant automotive production growth. Mi-Tech Steel reported 64% growth in sales in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 resulting in significantly higher contributions to our earnings. We anticipate Mi-Tech Steel's revenues to grow by approximately 40% during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

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

Our continued strong results have allowed us to reduce our bank borrowings by $28 million during our second quarter of fiscal 2005 and increase our semiannual dividend by 50% to $0.15 per share. As we continue to generate cash we will continue to implement our growth strategies focused on acquisitions, investments in current operations, greenfield expansions and investments in our existing joint ventures. We intend to invest $17 million in capital projects in fiscal
2005. These projects will enhance our capabilities by further expanding capacity, improving quality and service to our customers and lowering conversion costs of current operations.



    Financial Highlights (in thousands except per share data and percentages)
    -------------------------------------------------------------------------



                                  For the Three Months Ended March 31
                                         2005              2004
                                   ---------------  ------------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- --------- --------
Sales                            $286,958  100.0%   $184,842  100.0%      55%
Gross profit                       31,690   11.0      19,576   10.6       62
Selling, general and
   administrative expenses          9,624    3.3       8,474    4.6       14
Equity in net income of
   unconsolidated affiliates        1,746    0.6         687    0.4      154
Operating income                   23,812    8.3      11,789    6.4      102
Interest expense, net               1,330    0.5       1,047    0.6       27
Net income                         15,354    5.4       6,902    3.7      122
Diluted earnings per common share   $1.17              $0.68              72


Other data
----------
Average days sales outstanding      36.5               51.6              (29)
Inventory turnover                   5.1                5.6               (9)
Return on equity (annualized)       24.7%              14.2%              73




                                    For the Six Months Ended March 31
                                         2005              2004
                                   ---------------  ------------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- --------- --------
Sales                            $540,974  100.0%   $315,631  100.0%      71%
Gross profit                       64,136   11.9      30,353    9.6      111
Selling, general and
   administrative expenses         19,745    3.7      15,090    4.8       31
Equity in net income of
   unconsolidated affiliates        3,217    0.6       1,169    0.4      175
Operating income                   47,608    8.8      16,432    5.2      190
Interest expense, net               2,509    0.5       2,059    0.7       22
Net income                         29,871    5.5       9,300    3.0      221
Diluted earnings per common share   $2.28              $0.93             145
Cash dividends per common share     $0.10              $0.10              -




Results of Operations
---------------------

     Sales
     -----

     We posted net sales of $286,958,000 for the second quarter ended March 31, 2005, an increase of 55% from sales of $184,842,000 for the second fiscal quarter ended March 31, 2004. Tons shipped of company-owned steel products in the second quarter of fiscal 2005 decreased approximately 2.5% to 325,000 tons compared to the second quarter of fiscal 2004. Record shipments last year were positively impacted by greater demand in a tight steel environment. The average selling price of company-owned steel products increased approximately 62% for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.

     Sales for the six months ended March 31, 2005 increased by 71% to $540,974,000 compared to $315,631,000 for the six months ended March 31, 2004. Tons shipped in the first six months of fiscal 2005 increased 6% compared to the first six months of fiscal 2004. Average selling prices of steel for the first six months of fiscal 2005 increased approximately 60% compared to fiscal 2004.

     Gross profit
     ------------

     Our gross profit margin was 11.0% in the second quarter of fiscal 2005 compared to 10.6% in the second quarter of fiscal 2004. Cost of goods sold increased 54.5% in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Cost of materials sold increased $89,105,000 in the second quarter of fiscal 2005 due to increased raw material costs. The remaining increase in cost of goods sold in the second quarter of fiscal 2005 was $897,000 and was primarily a result of increased labor costs and related fringe benefits.

     For the first six months of fiscal 2005 our gross profit margin was 11.9% compared to 9.6% for the first six months of fiscal 2004. Cost of goods sold increased 67.2% in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. Cost of materials sold increased $186,637,000 primarily due to higher raw material costs. The remaining increase in cost of goods sold for the six months ended March 31, 2005 compared to March 31, 2004 of $4,923,000 was primarily a result of increased labor costs, related fringe benefits and increased delivery costs from higher sales volume.

     Our gross profit margin declined slightly to 11.0% in the second quarter of fiscal 2005 from 12.8% in the first quarter of fiscal 2005. As we see increased availability of raw materials and increased competitive pressures, we expect our selling prices during the third quarter of fiscal 2005 will be reduced by a greater percentage than our reduction in cost of materials. Accordingly, we expect our gross profit margin will decline in our third quarter of fiscal 2005 compared to our second quarter of fiscal 2005. We may offset lower gross profit trends by achieving production cost efficiencies and product mix improvements.


     Selling, general and administrative expenses
     --------------------------------------------

     Selling, general and administrative costs were $9,624,000 for the three months ended March 31, 2005, compared to $8,474,000 for the three months ended March 31, 2004. The increase is primarily attributable to an increase in company wide bonus plan expenses of approximately $928,000 which are tied to company profits, higher selling and administrative expenses of approximately $477,000, a non-recurring state payroll tax incentive credit of $355,000 received during the second quarter of fiscal 2004 and an increase of $70,000 in remaining general expenses. These increases were offset by a decrease in bad debt expense of $432,000 attributable to favorable collection results and a decrease in property tax expense of $248,000 as a result of the successful appeal of a state property tax assessment.

     Selling, general and administrative costs were $19,745,000 for the six months ended March 31, 2005, compared to $15,090,000 for the six months ended March 31, 2004. The increase is primarily attributable to an increase in company wide bonus plan expenses of approximately $2,742,000 which are tied to company profits, higher selling, administrative and travel expenses of approximately $1,174,000, a non-recurring state payroll tax incentive credit of $355,000 received during the second quarter of fiscal 2004, and an increase of $633,000 in remaining general expenses. These increases were offset by a decrease in bad debt expense of $249,000 attributable to favorable collection results.

     We continue to actively manage the level at which selling, general and administrative expenses are added to our cost structure.

     Equity in net income of unconsolidated affiliates
     -------------------------------------------------

     Our share of the income of our unconsolidated affiliates increased to $1,746,000 for the second quarter of fiscal 2005 compared to $687,000 in 2004. For the six months ended March 31, 2005 income from unconsolidated affiliates was $3,217,000 compared to $1,169,000 for the first six months ended March 31, 2004.

     Our largest unconsolidated affiliate, Mi-Tech Steel, experienced 64% sales growth during the second quarter of fiscal 2005 and 66% sales growth for the first six months of fiscal 2005. Mi-Tech Steel continues to benefit from strong Japanese transplant and domestic market growth. Mi-Tech Steel plays an important role in our North American platform and we anticipate Mi-Tech Steel's revenues to grow by approximately 40% during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.


     Interest expense
     ----------------

     Net interest expense for the second quarter of fiscal 2005 increased to $1,330,000 from $1,047,000 for the second quarter of fiscal 2004. Net interest expense for the six months ended March 31, 2005 increased to $2,509,000 compared to $2,059,000 during the same period of fiscal 2004. The increase is primarily attributable to higher interest rates on variable rate debt and higher interest on fixed rate debt that replaced variable rate debt at lower rates during the first quarter of fiscal 2005 as compared to the same period last year.

     Income tax expense
     ------------------

     Our effective income tax rate was approximately 31.8% and 35.7%, respectively, for the second quarters of fiscal 2005 and 2004. For the first six months of fiscal 2005 and 2004 our effective income tax rate was 33.8% and 35.2%, respectively. The decrease is primarily attributable to an income tax benefit of approximately $830,000 recorded during the second quarter of fiscal 2005 to reflect changes in tax laws effective January 1, 2005 for our Mexican operations. We estimate our effective income tax rate will be approximately 34.5% for fiscal 2005.


Liquidity and Capital Resources
-------------------------------

As of March 31, 2005, we had $223,085,000 of working capital, maintained a current ratio of 3.0:1 and had total debt at 31% of capitalization. Generally, in periods of economic expansion and increased demand for our products, our working capital requirements increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Average days sales outstanding to customers was 37 days as of March 31, 2005 from favorable collection results compared to 52 as of March 31, 2004. We expect average days sales outstanding to return to a more normal trend of approximately 45 days during the third quarter of fiscal 2005. Average days inventory was 71 days as of March 31, 2005 compared to 65 days as of March 31, 2004. We expect average days inventory to remain at 71 days during the third quarter of fiscal 2005.

Our average payment days to suppliers was 30 days as of March 31, 2005 compared to 42 days as of March 31, 2004. We expect average payment days to suppliers to remain at 30 days during the third quarter of fiscal 2005.

During the first six months of fiscal 2005, cash provided by operations was $17,905,000 primarily from net income somewhat offset by changes in working capital compared to cash used in operations of $15,459,000, primarily working capital related, during the first six months of fiscal 2004.

During the first six months of fiscal 2005, we increased inventory by $21,780,000 primarily because of higher raw material costs and we reduced our accounts payable by $4,773,000 to meet our obligations to suppliers. These working capital needs were offset by improved collections which contributed to a decrease in accounts receivable of $7,676,000.

During the first six months of fiscal 2004, we increased inventory by $34,816,000 and accounts receivable by $31,445,000 to support our sales growth, which was partially offset by an increase in accounts payable of $27,314,000.

Capital expenditures for the first six months of fiscal 2005 totaled approximately $9,434,000. We continue to expand production capacity to serve the growing needs of customers and invest in automation to improve productivity and make our operations more efficient. For fiscal 2005, the capital additions to all facilities are expected to approximate $17,000,000.

We maintain an equity investment of $25,744,000 in our 90%-owned Mexican subsidiary. Additional investments in our Mexican operations, if required, would be financed with available funds from our credit facility.

The translation of the financial statements of our Mexican subsidiary from local currencies to the U.S. dollar subjects us to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. We do not consider our exposure to exchange rate risks to be material and consider the Mexican peso a relatively stable currency. We do not typically manage our related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction losses included in sales were $230,000 and $396,000 during the three and six months ended March 31, 2005, respectively, reflecting a stronger average exchange rate of the peso relative to the U.S. dollar during the first quarter of fiscal 2005. Foreign currency transaction gains included in sales for the three and six months ended March 31, 2004 were $40,000 and $80,000, respectively.

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

Borrowings and repayments under our line of credit agreement are initiated as needed to fund our operating and investing activities described above. During the first six months of fiscal 2005, we borrowed $78,000,000 to finance our working capital needs and paid $80,000,000 on our bank line of credit, including the proceeds from the $50,000,000 unsecured senior notes.

We have a $135,000,000 unsecured revolving credit facility that matures September 2009. Our existing banking group can elect to expand the availability to $200,000,000 at our request under certain circumstances. Interest on the facility is paid with various variable options on the interest rate, none of which are greater than the bank's prime rate. At March 31, 2005, there was $62,000,000 outstanding on the credit facility.

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

On March 22, 2005, we announced that our Board of Directors voted to increase the Company's semi-annual cash dividend 50% to $0.15 per share. The next dividend is payable on May 24, 2005, to shareholders of record as of May 9, 2005.

We have entered into operating leases to meet the needs of our facilities and agreements to purchase electricity to meet the needs of our Ottawa, Ohio facility. These obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2004. In addition, we recently entered into an electricity agreement for our Canton, Michigan facility. This agreement expires in March 2013 and there is no minimum energy consumption required during the term of the agreement.

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


Related Party Transactions
--------------------------

We have various transactions with Mi-Tech Steel and we sell scrap steel products to a company owned by Stuart N. Ray, an officer and director of Steel Technologies (see Note 5 of our Notes to Condensed Consolidated Financial Statements). Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2005, the Audit Committee reviewed and approved these transactions. We have the ability to continue or cease selling scrap steel to this company at any time.


Recently Issued Accounting Pronouncements
-----------------------------------------

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b)
liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) is effective for any annual period beginning after June 15, 2005. We are currently analyzing the impact of SFAS No. 123(R).

On October 22, 2004, the American Jobs Creation Act of 2004 was passed and is effective for our fiscal year ended September 30, 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities. We will assess the impact of this change in tax law as further authoritative guidance becomes available.

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


       Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change during the six months ended March 31, 2005 from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended September 30, 2004.


                         Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the second fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is made known to us by others within our company, including our consolidated subsidiaries, particularly during the period for which reports of our company, including this Quarterly Report on Form 10-Q, are being prepared and to permit our company to report that information within the time period specified to the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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




Dated May 9, 2005

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ending March 31, 2005;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 9, 2005

/s/ Bradford T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph P. Bellino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ending March 31, 2005;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 9, 2005

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2005:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Bradford T. Ray
                                                      -------------------
                                                      Bradford T. Ray
                                                      Chief Executive Officer
                                                      Date: May 9, 2005

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2005:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Joseph P. Bellino
                                                      ---------------------
                                                      Joseph P. Bellino
                                                      Chief Financial Officer
                                                      Date: May 9, 2005