Form 10-Q
period 2005-06-30
STEEL TECHNOLOGIES INC
filed 2005-08-09
CIK 771790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

There were 12,923,424 shares outstanding of the Registrant's common stock as of July 31, 2005.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        June 30, 2005 and September 30, 2004 ..............................  3

        Condensed Consolidated Statements of Income and
        Comprehensive Income Three and Nine Months Ended
        June 30, 2005 and 2004 ............................................  4

        Condensed Consolidated Statements of Cash Flows Nine Months
        Ended June 30, 2005 and 2004 ......................................  5

        Notes to Condensed Consolidated Financial Statements .............. 6-11

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................12-22

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .............................................................. 22

Item 4. Controls and Procedures ........................................... 22

PART II.OTHER INFORMATION

Item 6. Exhibits .......................................................... 23

Signature ................................................................. 23

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands, except shares)                            June 30    September 30
(Unaudited)                                               2005           2004
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $  17,878       $   2,273
   Trade accounts receivable, net ..............        113,417         123,546
   Inventories .................................        155,327         178,490
   Deferred income taxes .......................          2,507           2,471
   Prepaid expenses and other assets ...........          5,313           5,629
                                                      ---------       ---------
      Total current assets .....................        294,442         312,409

Property, plant and equipment, net .............        112,060         108,593
Investments in and advances to unconsolidated
   affiliates ..................................         24,242          22,312
Goodwill .......................................         18,148          18,148
Other assets ...................................          2,583           1,544
                                                      ---------       ---------
                                                      $ 451,475       $ 463,006
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  44,803       $  90,859
   Accrued liabilities .........................         15,505          14,901
   Income taxes payable ........................          2,269           6,278
                                                      ---------       ---------
      Total current liabilities ................         62,577         112,038

Long-term debt .................................        117,000         114,000
Deferred income taxes ..........................         17,289          18,295
Other long-term liabilities.....................          1,329             424
                                                      ---------       ---------
      Total liabilities ........................        198,195         244,757
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....            -               -
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding shares:
    12,922,050 at June 30, 2005 and
    12,804,073 at September 30, 2004............         70,586          69,466
   Treasury stock at cost:  2,634,716 shares at
    June 30, 2005 and 2,626,742 at September
    30, 2004....................................        (24,465)        (24,238)
   Additional paid-in capital ..................          5,214           5,170
   Retained earnings ...........................        206,345         174,025
   Accumulated other comprehensive loss ........         (4,400)         (6,174)
                                                      ---------       ---------
      Total shareholders' equity ...............        253,280         218,249
                                                      ---------       ---------
                                                      $ 451,475       $ 463,006
                                                      =========       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except per share data)   For The Three Months Ended   For The Nine Months Ended
(Unaudited)                                    June 30                         June 30
----------------------------------------------------------------------------------------------
                                           2005        2004            2005         2004
                                      --------------------------------------------------------
Sales ................................   $256,432     $232,041        $797,406    $547,672
Cost of goods sold ...................    237,600      205,632         714,438     490,910
                                         --------     --------        --------    --------
      Gross profit ...................     18,832       26,409          82,968      56,762

Selling, general and
   administrative expenses ...........      9,699        9,284          29,444      24,374
Equity in net income of unconsolidated
   affiliates ........................        780          764           3,997       1,933
                                         --------     --------        --------     -------
   Operating income ..................      9,913       17,889          57,521      34,321

Interest expense, net ................      1,173        1,034           3,682       3,093
(Gain) loss on disposals/writeoffs of
   property, plant and equipment .....         (7)           8             (25)         20
                                         --------     --------         --------     -------
   Income before income taxes ........      8,747       16,847          53,864      31,208

Provision for income taxes ...........      3,076        6,310          18,322      11,371
                                         --------     --------        --------     -------
    Net income .......................   $  5,671     $ 10,537        $ 35,542     $19,837
                                         --------     --------        --------     -------
Diluted weighted average number of
   common shares outstanding .........     13,093       13,029          13,095      11,031
                                         ========     ========        ========     =======

Diluted earnings per common share ....   $   0.43     $   0.81        $   2.71     $  1.80
                                         ========     ========        ========     =======

Basic weighted average number of
   common shares outstanding .........     12,922       12,743          12,884      10,782
                                         ========     ========        ========     =======

Basic earnings per common share ......   $   0.44     $   0.83        $   2.76     $  1.84
                                         ========     ========        ========     =======

Cash dividends per common share ......   $   0.15      $  0.10        $   0.25     $  0.20
                                         ========     ========        ========     =======


            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                          For The Three Months Ended   For The Nine Months Ended
(Unaudited)                                    June 30                         June 30
----------------------------------------------------------------------------------------------
                                           2005        2004            2005         2004
                                      --------------------------------------------------------
Net income ...........................   $  5,671     $ 10,537       $  35,542     $ 19,837
  Foreign currency translation
        adjustment ...................        876         (716)          1,906         (885)
  Change in unrealized loss on cash
        flow hedges, net of taxes ....       (132)          -             (132)         159
                                         --------     --------        --------     --------
Comprehensive income .................   $  6,415      $ 9,821        $ 37,316     $ 19,111
                                         ========     ========        ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Nine Months Ended
(Unaudited)                                                       June 30
--------------------------------------------------------------------------------
                                                             2005       2004
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $ 35,542    $ 19,837
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation ...................................     11,341      11,197
       Deferred income taxes ..........................     (1,258)        681
       Equity in net income of unconsolidated
        affiliates ....................................     (3,997)     (1,933)
       (Gain) loss on disposals/writeoffs of property,
        plant and equipment ...........................        (25)         20
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................     11,220     (44,101)
             Inventories ..............................     24,248     (54,839)
             Prepaids expenses and other assets .......       (445)        (19)
             Accounts payable .........................    (46,695)     25,710
             Accrued liabilities and income taxes .....     (3,116)      9,622
                                                          --------    --------
Net cash provided by (used in) operating activities ...     26,815     (33,825)
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........    (14,885)    (12,948)
   Proceeds from sale of property, plant and equipment         601         -
   Distribution from unconsolidated affiliate .........        -            59
   Repayment of advance to unconsolidated affiliate ...      2,000         -
                                                          --------    --------
Net cash used in investing activities .................    (12,284)    (12,889)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     88,000      65,000
   Principal payments on long-term debt ...............    (85,000)    (64,400)
   Cash dividends on common stock .....................     (3,222)     (2,254)
   Net issuance of common stock .......................        893      47,834
   Other ..............................................         -          175
                                                          --------    --------
Net cash provided by financing activities .............        671      46,355
                                                          --------    --------
Effect of exchange rate changes on cash ...............        403           6
                                                          --------    --------
Net increase in cash and cash equivalents .............     15,605        (353)
Cash and cash equivalents, beginning of year ..........      2,273       2,758
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $ 17,878    $  2,405
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  3,544    $  3,184
                                                          ========    ========
Cash payment for income taxes .........................   $ 23,174    $  5,601
                                                          ========    ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION:

The condensed consolidated balance sheet as of June 30, 2005 and the condensed consolidated statements of income and comprehensive income for the three and nine months ended June 30, 2005 and 2004, and condensed consolidated cash flows for the nine months ended June 30, 2005 and 2004, have been prepared by Steel Technologies Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.



2.  INVENTORIES:

Inventories consists of:


(In thousands)                                         June 30     September 30
(Unaudited))                                            2005           2004
-------------------------------------------------------------------------------
Raw materials ....................................   $  115,100   $  132,570
Finished goods and work in process ...............       40,227       45,920
                                                     ----------   ----------
                                                     $  155,327   $  178,490
                                                     ==========   ==========


3.  STOCK OPTIONS

At June 30, 2005, the Company had stock-based compensation plans which are described more fully in Note 14 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been impacted as follows:


(In thousands except per share data)       Three Months Ended  Nine Months Ended
(Unaudited)                                      June 30           June 30
-------------------------------------------------------------------------------
                                               2005     2004     2005    2004
                                              ------   ------   ------  ------
Net income - as reported                     $ 5,671  $10,537  $35,542  $19,837
Total stock-based employee compensation
   expense determined under
   fair value method for all awards,
   net of taxes                                   54       81      164      249
                                             -------  -------  -------  -------
Net income - pro forma                       $ 5,617  $10,456  $35,378  $19,588
                                             =======  =======  =======  =======

Diluted net income per share - as reported    $ 0.43   $ 0.81   $ 2.71  $ 1.80
Diluted net income per share - pro forma      $ 0.43   $ 0.81   $ 2.70  $ 1.78
Basic net income per share - as reported      $ 0.44   $ 0.83   $ 2.76  $ 1.84
Basic net income per share - pro forma        $ 0.43   $ 0.82   $ 2.75  $ 1.82


4.  NET INCOME PER SHARE COMPUTATIONS:

The following is a reconciliation of the denominator of the basic and diluted per share computations:

(In thousands, except per share data)                       Three Months Ended
(Unaudited)                                                      June 30
--------------------------------------------------------------------------------
                                                             2005        2004
                                                          ----------------------
Net income ............................................   $   5,671   $  10,537
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................      12,922      12,743
    Plus: dilutive effect of stock options ............         171         286
                                                          ---------   ---------
           Diluted weighted average shares ............   $  13,093   $  13,029
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      12,922      12,743
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    0.43   $    0.81
                                                          =========   =========
    Basic .............................................   $    0.44   $    0.83
                                                          =========   =========


(In thousands, except per share data)                        Nine Months Ended
(Unaudited)                                                       June 30
--------------------------------------------------------------------------------
                                                             2005        2004
                                                          ----------------------
Net income ............................................   $  35,542   $  19,837
                                                          ---------   ---------
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................      12,884      10,782
    Plus: dilutive effect of stock options ............         211         249
                                                          ---------   ---------
           Diluted weighted average shares ............   $  13,095   $  11,031
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      12,884      10,782
                                                          ---------   ---------
Net income per share data:
    Diluted ...........................................   $    2.71   $    1.80
                                                          =========   =========
    Basic .............................................   $    2.76   $    1.84
                                                          =========   =========

All outstanding options are included in the diluted earnings per share calculation above for the three and nine months ended June 30, 2005 and 2004.


5.  RELATED PARTIES

Summarized condensed income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), a fifty percent owned unconsolidated affiliate accounted for by the equity method, follows:

(In Thousands)          Three Months Ended            Nine Months Ended
(Unaudited)                  June 30                      June 30
-----------------      ---------------------      -----------------------
                         2005         2004          2005           2004
                         ----         ----          ----           ----
Sales                  $74,959      $54,591       $226,358       $145,704
Gross profit             4,954        4,118         20,170         10,868
Net income               1,418        1,386          7,571          3,412

The Company has various transactions with Mi-Tech Steel. Both the Company and Mi-Tech Steel buy and sell products and services at prevailing market prices from each other. Beginning in February 2005, the Company incurred expenses from Mi-Tech Steel for toll processing and storage services provided at its Decatur, Alabama facility at agreed upon rates. Prior to February 2005, Mi-Tech Steel was reimbursed for operating costs incurred at its Decatur, Alabama facility by its owners. Equity in the net income of Mi-Tech Steel and management fee income are also included in operating income of the Company. A summary of transactions between the Company and Mi-Tech Steel during the three and nine months ended June 30, 2005 and 2004 follows:

(In Thousands)                     Three Months Ended          Nine Months Ended
(Unaudited)                              June 30                   June 30
-----------------                 ---------------------     --------------------
                                    2005         2004         2005        2004
                                    ----         ----         ----        ----
Sales to Mi-Tech Steel              $  961       $  848      $ 2,778    $ 2,046
Purchases from and expense
   reimbursements to Mi-Tech Steel     535          590        1,674      1,023
Interest income from Mi-Tech Steel      27           16           71         32
Equity in net income of
   Mi-Tech Steel                       709          693        3,785      1,706



As a result of the transactions above, accounts receivable from Mi-Tech Steel was $464,000 and $612,000 as of June 30, 2005 and September 30, 2004,
respectively, and accounts payable to Mi-Tech Steel was $180,000 and $1,285,000 as of June 30, 2005 and September 30, 2004, respectively.

On June 30, 2005, Mi-Tech Steel repaid the Company its $2,000,000 loan plus accrued interest of approximately $139,000.

During the three and nine months ended June 30, 2005, the Company recorded sales of $2,471,000 and $14,697,000, respectively, for scrap products sold to a company owned by an officer and director of the Company compared to sales of $4,351,000 and $11,916,000, respectively, during the three and nine months ended June 30, 2004. Accounts receivable from the aforementioned company were $1,285,000 and $4,714,000 as of June 30, 2005 and September 30, 2004,
respectively. Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2005, the Audit Committee reviewed and approved these transactions. The Company has the ability to continue or cease selling scrap steel to this company at any time.

6.       FINANCIAL INSTRUMENTS

In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into an interest rate swap contract with a major financial institution on June 20, 2005. Under the terms of the contract, which matures in September 2008, the Company receives a LIBOR based variable interest rate and pays a fixed interest rate of 4.31% on a notional amount of $30,000,000. The variable interest rate paid on the contract is determined based on the three month LIBOR rate, which is consistent with the variable rate determination on the underlying debt.

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

The Company designated its interest rate swap contract as a cash flow hedge of anticipated interest payments under its variable rate line of credit agreement. Gains and losses on these swaps are recorded in accumulated other comprehensive loss and are reclassified into net income as interest expense, net in the periods in which the related variable interest is paid.

7.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of October 1, 2006. The Company will apply the requirements of SFAS No. 154 on any changes in accounting principle made on or after October 1, 2006.

On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) is effective for any annual period beginning after June 15, 2005. The Company is currently analyzing the impact of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

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

On October 22, 2004 the American Jobs Creation Act of 2004 was passed and is effective for our fiscal year ended September 30, 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities and a special one-time tax deduction on the repatriation of foreign earnings. The Company will assess the impact of this change in tax law as further authoritative guidance becomes available

     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

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

A summary of  significant  accounting  policies used in the  preparation  of the consolidated financial statements is described in Note 1 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

     Allowance for Doubtful Accounts Receivable
     ------------------------------------------

     Our accounts receivable represent those amounts that have been billed to our customers but not yet collected. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectibility. The factors include historical trends of write-offs, sales, recoveries and credit losses, the monitoring of portfolio credit quality, and current and projected economic and market conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments beyond previously established terms, additional allowances may be required. Uncollectible accounts receivable are written off against the allowance for doubtful accounts receivable when management determines that the probability of payment is remote and collections efforts have ceased.

     Long-Lived Assets
     -----------------

     Long-lived assets with estimated useful lives are depreciated to their residual values over those useful lives in proportion to the economic value consumed. We review the carrying value of our long-lived assets for impairment whenever changes in events and circumstances indicate that the carrying amount of the assets may not be recoverable. If an evaluation were required, the estimated future undiscounted cash flows associated with an asset would be compared to the asset's carrying value to determine if a write-down to market value or undiscounted cash flows value is required. Future changes in circumstances, cash flow estimates and estimates of fair value could affect the valuations.

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

Overview
--------

We are one of the largest independent flat-rolled steel processors in North America. Our North American platform of 20 facilities, including our unconsolidated affiliates, is strategically positioned in the steel producing and consuming markets throughout the United States and Mexico. We bring value to our customers through precision steel processing as well as supply chain management, quality control and technical support. We utilize the most advanced equipment to produce high-quality steel products and specialize in meeting exact specifications for customers in a variety of industries and end use markets including automotive, lawn and garden, appliance and rail car industries. Our broad geographic coverage allows us to provide precision steel products to our customers with efficient just-in-time delivery.

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

For the three months ended June 30, 2005, sales increased 11% to a record $256.4 million from $232.0 million in the same period a year ago. Net income for the third quarter was $5.7 million or $0.43 per diluted share compared with net income of $10.5 million or $0.81 per diluted share in the same period a year.

For the first nine months of fiscal 2005 sales increased 46% to a record $797.4 million and year to date net income increased to a record $35.5 million or $2.71 per diluted share from $19.8 million or $1.80 per diluted share in the first nine months of fiscal 2004, on approximately 19% more weighted average diluted shares outstanding. Results for the first nine months of fiscal 2005 included an income tax benefit of approximately $0.06 per diluted share as a result of changes in tax laws effective January 1, 2005 for our Mexican operations.

Our largest unconsolidated affiliate, Mi-Tech Steel, continues to contribute to our overall success and is benefiting from strong Japanese transplant automotive production growth. Mi-Tech Steel plays an important role in our North American platform and is included in our marketing strategies as we expand our position with large national customers. Mi-Tech Steel reported 37% growth in sales and 25% growth in tons shipped in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

Tons sold of company-owned steel products in our third quarter of fiscal 2005 were 297,000, reflecting a decrease of 16% over the record levels of our third quarter of fiscal 2004. Shipments during the third quarter of fiscal 2004 were positively impacted by greater demand during a tight steel environment. During the third quarter of fiscal 2005, we began experiencing a period of slowing demand and a declining price environment resulting in a decrease in our operating margins. We anticipate these issues will continue to impact our shipment levels and operating margins until pricing stabilizes and volumes increase which we expect near the end of our fourth quarter of fiscal 2005. We estimate that our tons sold and average selling price for the fourth quarter of fiscal 2005 will decrease approximately 10% from the third quarter of fiscal 2005 levels. To mitigate the short-term impact of declining prices, we have aggressively reduced our inventory levels during the third quarter of fiscal 2005.

As our working capital needs decline during this current cycle of economic contraction, we expect to reduce borrowings on our unsecured credit facility from $67 million to $40 million by September 30, 2005. We are currently investing $17 million on capital projects in 2005 to further expand capacity, lower conversion costs, improve our quality and service to our customers and to enhance our information systems.

    Financial Highlights (in thousands except per share data and percentages)
    -------------------------------------------------------------------------



                                   For the Three Months Ended June 30
                                         2005               2004
                                   ---------------  ------------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- --------- --------
Sales                            $256,432  100.0%   $232,041  100.0%      11%
Gross profit                       18,832    7.3      26,409   11.4      (29)
Selling, general and
   administrative expenses          9,699    3.8       9,284    4.0        5
Equity in net income of
   unconsolidated affiliates          780    0.3         764    0.3        2
Operating income                    9,913    3.9      17,889    7.7      (45)
Interest expense, net               1,173    0.5       1,034    0.5       13
Net income                          5,671    2.2      10,537    4.5      (46)
Diluted earnings per common share   $0.43              $0.81             (47)
Cash dividends per common share     $0.15              $0.10              50

Other data
----------
Average days sales outstanding      39.8               45.8              (13)
Inventory turnover                   6.1                5.9                3
Return on equity (annualized)        9.0%              20.8%             (57)





                                    For the Nine Months Ended June 30
                                         2005              2004
                                   ---------------  ------------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- --------- --------
Sales                            $797,406  100.0%   $547,672  100.0%      46%
Gross profit                       82,968   10.4      56,762   10.4       46
Selling, general and
   administrative expenses         29,444    3.7      24,374    4.5       21
Equity in net income of
   unconsolidated affiliates        3,997    0.5       1,933    0.4      107
Operating income                   57,521    7.2      34,321    6.3       68
Interest expense, net               3,682    0.5       3,093    0.6       19
Net income                         35,542    4.5      19,837    3.6       79
Diluted earnings per common share   $2.71              $1.80              51
Cash dividends per common share     $0.25              $0.20              25


Other data
----------
Average days sales outstanding      38.4               58.2              (34)
Inventory turnover                   6.1                4.7               30
Return on equity (annualized)       18.7%              13.1%              43



Results of Operations
---------------------

     Sales
     -----

     We posted net sales of $256,432,000 for the third quarter ended June 30, 2005, an increase of 11% from sales of $232,041,000 for the third fiscal quarter ended June 30, 2004. Tons shipped of company-owned steel products in the third quarter of fiscal 2005 decreased approximately 16% to 297,000 tons compared to the third quarter of fiscal 2004 reflecting slower demand. Record shipments last year were positively impacted by greater demand in a tight steel environment. The average selling price of company-owned steel products increased approximately 33% for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.

     Sales for the nine months ended June 30, 2005 increased by 46% to $797,406,000 compared to $547,672,000 for the nine months ended June 30, 2004. Tons shipped in the first nine months of fiscal 2005 decreased 2% compared to the first nine months of fiscal 2004. Average selling prices of steel for the first nine months of fiscal 2005 increased approximately 49% compared to fiscal 2004.


     Gross profit
     ------------

     Our gross profit margin was 7.3% in the third quarter of fiscal 2005 compared to 11.4% in the third quarter of fiscal 2004. Cost of goods sold increased 15.6% in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Cost of materials sold increased $32,954,000 in the third quarter of fiscal 2005 primarily due to increased raw material costs. The remaining cost of goods sold in the third quarter of fiscal 2005 decreased by $986,000 and was primarily a result of decreased delivery costs on lower shipment levels.

     For the first nine months of fiscal 2005 and fiscal 2004 our gross profit margin was 10.4%. Cost of goods sold increased 45.5% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. Cost of materials sold increased $219,592,000 primarily due to higher raw material costs. The remaining increase in cost of goods sold for the nine months ended June 30, 2005 compared to June 30, 2004 of $3,936,000 was primarily a result of increased labor costs, related fringe benefits and increased delivery costs primarily in the first half of fiscal 2005.

     Our gross profit margin decreased to 7.3% in the third quarter of fiscal 2005 from 11.0% in the second quarter of fiscal 2005 primarily as a result of slower economic demand, reduced selling prices and lower levels of operations. We expect our selling prices during the fourth quarter of fiscal 2005 will continue to be reduced by a greater percentage than our reduction in cost of materials. Accordingly, we expect our gross profit margin will decline in our fourth quarter of fiscal 2005 compared to our third quarter of fiscal 2005. We may offset lower gross profit trends by achieving production cost efficiencies and product mix improvements.

     Selling, general and administrative expenses
     --------------------------------------------

     Selling, general and administrative costs were $9,699,000 for the three months ended June 30, 2005, compared to $9,284,000 for the three months ended June 30, 2004. The increase is primarily attributable to increases in professional fees of $496,000 to comply with Sarbanes-Oxley legislation, an increase in bad debt expense of $389,000 resulting from higher sales and a weaker economy, increases in selling and administrative expenses of approximately $341,000 and an increase of $177,000 in remaining general expenses. These increases were offset by a decrease of approximately $988,000 in company wide bonus plan expenses that are tied to company profits.

     Selling, general and administrative costs were $29,444,000 for the nine months ended June 30, 2005, compared to $24,374,000 for the nine months ended June 30, 2004. The increase is primarily attributable to an increase in company wide bonus plan expenses tied to company profits of approximately $1,752,000, higher selling, administrative and travel expenses of approximately $1,084,000, increases in professional fees of $508,000 to comply with Sarbanes-Oxley legislation and an increase in bad debt expense of $140,000 resulting from higher sales and a weaker economy. Selling, general and administrative expenses for fiscal 2004 benefited from a reduction of property tax expenses of approximately $385,000 as a result of receiving an assessment at amounts significantly lower than estimated and a non-recurring state payroll tax incentive credit of $355,000 received during the second quarter of fiscal 2004. The remaining increase of $846,000 primarily relates to general expenses

     We continue to actively manage the level at which selling, general and administrative expenses are added to our cost structure.


     Equity in net income of unconsolidated affiliates
     -------------------------------------------------

     Our share of the income of our unconsolidated affiliates was $780,000 for the third quarter of fiscal 2005 compared to $764,000 in 2004. For the nine months ended June 30, 2005 income from unconsolidated affiliates was $3,997,000 compared to $1,933,000 for the first nine months ended June 30, 2004.

     Our largest unconsolidated affiliate, Mi-Tech Steel, experienced 37% sales growth during the third quarter of fiscal 2005 and 55% sales growth for the first nine months of fiscal 2004. Mi-Tech Steel continues to benefit from strong Japanese transplant and domestic market growth. Mi-Tech Steel plays an important role in our North American platform and continues to be awarded additional programs with Japanese transplant automotive companies.


     Interest expense
     ----------------

     Net interest expense for the third quarter of fiscal 2005 increased to $1,173,000 from $1,034,000 for the third quarter of fiscal 2004. Net interest expense for the nine months ended June 30, 2005 increased to $3,682,000 compared to $3,093,000 during the same period of fiscal 2004. The increase is primarily attributable to higher interest rates on variable rate debt. In addition, during the first quarter of fiscal 2005 we replaced variable rate debt with fixed rate debt at higher rates compared to the same period last year.

     Income tax expense
     ------------------

     Our effective income tax rate was approximately 35.2% and 37.5%, respectively, for the third quarters of fiscal 2005 and 2004. The decrease between years is primarily attributable to a decline in Mexico's statutory income tax rate from 33% to 30% on January 1, 2005.

     For the first nine months of fiscal 2005 and 2004 our effective income tax rate was 34.0% and 36.4%, respectively. The decrease is primarily attributable to an income tax benefit of approximately $830,000 recorded during the second quarter of fiscal 2005 to reflect changes in tax laws effective January 1, 2005 for our Mexican operations. We estimate our effective income tax rate will be approximately 34% for fiscal 2005.


Liquidity and Capital Resources
-------------------------------

As of June 30, 2005, we had $231,865,000 of working capital, maintained a current ratio of 4.7:1 and had total debt at 32% of capitalization. Generally, in periods of economic expansion and increased demand for our products, our working capital requirements increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Average days sales outstanding to customers was 40 days as of June 30, 2005 from favorable collection results compared to 46 as of June 30, 2004. We expect average days sales outstanding to return to a more normal trend of approximately 45 days during the fourth quarter of fiscal 2005. Average days inventory was 59 days as of June 30, 2005 compared to 61 days as of June 30, 2004. To mitigate the short-term impact of declining prices, we aggressively reduced our inventory levels during the third quarter of fiscal 2005. We expect to return to more normal inventory levels during the fourth quarter of fiscal 2005.

Our average payment days to suppliers was 17 days as of June 30, 2005 compared to 33 days as of June 30, 2004. We expect average payment days to suppliers to increase to more normal levels of approximately 30 days during the fourth quarter of fiscal 2005.

During the first nine months of fiscal 2005, cash provided by operations was $26,815,000 primarily from net income offset by changes in working capital compared to cash used in operations of $33,825,000, primarily working capital related, during the first nine months of fiscal 2004.

During the first nine months of fiscal 2005, we decreased inventory by $24,248,000. We experienced improved collections that decreased accounts receivable by $11,220,000. These items contributed to operating cash flows and were offset by decreases in accounts payable of $46,695,000 related to decreasing our inventory purchases and meeting our obligations to suppliers.

During the first nine months of fiscal 2004, we increased inventory by $54,839,000 and accounts receivable by $44,101,000 to support our sales growth, which was partially offset by an increase in accounts payable of $25,710,000.

Capital expenditures for the first nine months of fiscal 2005 totaled approximately $14,885,000. We continue to expand production capacity to serve the growing needs of customers, improve information systems as well as quality and service to our customer and invest in automation to improve productivity and make our operations more efficient. For fiscal 2005, the capital additions to all facilities are expected to approximate $17,000,000.

We maintain an equity investment of $25,744,000 in our 90%-owned Mexican subsidiary. Additional investments in our Mexican operations, if required, would be financed with available funds from our credit facility.

The translation of the financial statements of our Mexican subsidiary from local currencies to the U.S. dollar subjects us to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. We do not consider our exposure to exchange rate risks to be material and consider the Mexican peso a relatively stable currency. We do not typically manage our related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction losses included in sales were $486,000 and $883,000 during the three and nine months ended June 30, 2005, respectively, reflecting a stronger average exchange rate of the peso relative to the U.S. dollar. Foreign currency transaction gains included in sales for the three and nine months ended June 30, 2004 were $382,000 and $461,000, respectively.

We maintain a 50% equity investment in Mi-Tech Steel and a 49% equity investment in Ferrolux Metals. Additional equity contributions to our unconsolidated affiliates are not required and we do not guarantee any obligations of our unconsolidated affiliates. While distributions from Mi-Tech Steel are permitted, if authorized by Mi-Tech Steel's board of directors, such distributions are restricted by one of Mi-Tech Steel's loan agreements. Such restrictions limit distributions to 15% of Mi-Tech Steel's net income in any fiscal year. Distributions from Mi-Tech Steel are not, and are not expected to be, material sources of liquidity for us. Mi-Tech Steel's liquidity needs are met primarily by their cash flows from operating activities and existing line of credit facility and shareholder loans. Cash flows from operations and available borrowing capabilities are expected to meet Mi-Tech Steel's future needs. On June 30, 2005, Mi-Tech Steel repaid us its $2,000,000 loan plus accrued interest of approximately $139,000.

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

Borrowings and repayments under our line of credit agreement are initiated as needed to fund our operating and investing activities described above. During the first nine months of fiscal 2005, we borrowed $88,000,000 to finance our working capital needs and paid $85,000,000 on our bank line of credit, including the proceeds from the $50,000,000 unsecured senior notes.

We have a $135,000,000 unsecured revolving credit facility that matures September 2009. Our existing banking group can elect to expand the availability to $200,000,000 at our request under certain circumstances. Interest on the facility is paid with various variable options on the interest rate, none of which are greater than the bank's prime rate. At June 30, 2005, there was $67,000,000 outstanding on the credit facility.

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

During the third fiscal quarter ended June 30, 2005, we paid our semi-annual cash dividend which increased 50% to $0.15 per share.

We have entered into operating leases to meet the needs of our facilities and agreements to purchase electricity to meet the needs of our Ottawa, Ohio facility. These obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2004. In addition, we entered into an electricity agreement for our Canton, Michigan facility in March 2005. This agreement expires in March 2013 and there is no minimum energy consumption required during the term of the agreement.

In July 2005, union employees in our Canton, Michigan facility ratified a contract which expires in March 2010.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of October 1, 2006. The Company will apply the requirements of SFAS No. 154 on any changes in accounting principle made on or after October 1, 2006.

On December 16, 2004, the (FASB) issued SFAS No. 123(R), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) is effective for any annual period beginning after June 15, 2005. The Company is currently analyzing the impact of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.


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

On October 22, 2004, the American Jobs Creation Act of 2004 was passed and is effective for our fiscal year ended September 30, 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities and a special one-time tax deduction on the repatriation of foreign earnings. We will assess the impact of this change in tax law as further authoritative guidance becomes available.


       Item 3. Quantitative and Qualitative Disclosures About Market Risk

In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into an interest rate swap contract with a major financial institution on June 20, 2005. Under the terms of the contract, which matures in September 2008, the Company receives a LIBOR based variable interest rate and pays a fixed interest rate of 4.31% on a notional amount of $30,000,000. The variable interest rate paid on the contract is determined based on the three month LIBOR rate, which is consistent with the variable rate determination on the underlying debt.

Except for the interest rate swap contract entered into on June 20, 2005, there has been no material change during the nine months ended June 30, 2005 from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended September 30, 2004.

                         Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the third fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is made known to us by others within our company, including our consolidated subsidiaries, particularly during the period for which reports of our company, including this Quarterly Report on Form 10-Q, are being prepared and to permit our company to report that information within the time period specified to the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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




Dated August 8, 2005

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended June 30, 2005;

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


Date: August 8, 2005

/s/ Bradford T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph P. Bellino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended June 30, 2005;

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

Date: August 8, 2005

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2005:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Bradford T. Ray
                                                      -------------------
                                                      Bradford T. Ray
                                                      Chief Executive Officer
                                                      Date: August 8, 2005

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2005:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Joseph P. Bellino
                                                      ---------------------
                                                      Joseph P. Bellino
                                                      Chief Financial Officer
                                                      Date: August 8, 2005