Form 10-K
period 2005-09-30
STEEL TECHNOLOGIES INC
filed 2005-12-09
CIK 771790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X].


Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2005, computed by reference to the closing price of the registrant's common stock, as quoted in the NASDAQ National Market on such date: $269,233,796.

Number of shares of the registrant's Common Stock outstanding at December 2, 2005: 12,938,428.

Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 2005 are incorporated by reference into Part II. Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 26, 2006 are incorporated by reference into Part III.

                           FORWARD-LOOKING STATEMENTS

Certain portions of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, among others, our expectations and assumptions concerning the following aspects of our business and the steel processing industry:

  *implementation of our strategic growth plan;

  *our financial condition and future operating results;

  *anticipated trends affecting our customers and suppliers;

  *competitive conditions within the steel processing industry; and

  *future economic conditions.


Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," "believe," "intend," "future" and similar words, although some forward-looking statements may be expressed differently.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements. You should consider carefully the statements under "Risk Factors" set forth in Item 1A of Part I of this Report and other portions of this Report, which describe various risks and uncertainties that could cause our actual results to differ from those set forth in the forward-looking statements. These risks and uncertainties include, among others, the following:

  *competitive factors such as pricing and availability of steel;

  *cyclicality  of  demand  in  the  steel  industry,   specifically  in  the
   automotive market;

  *our ability to make and integrate acquisitions;

  *our  inability  to  obtain  sufficient   capital  resources  to  fund  our
   operations and growth;

  *risk of business interruptions affecting automotive manufacturers; and

  *reliance on key customers.

You should not place undue reliance on these forward-looking statements, which represent our estimates, expectations and assumptions only as of the date of this Report. We disclaim any undertaking or obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date of this Report.

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

We, along with our joint ventures, have consistently increased our processes and capabilities, adding 20 facilities and over 100 installations of precision equipment since our initial public offering. Since fiscal 1993, we have invested approximately $44 million in four acquisitions, approximately $196 million in capital expenditures and approximately $7 million establishing our two joint ventures. We intend to continue to pursue growth through acquisitions, expansion of existing facilities, Greenfield construction and development of our joint venture operations.


STEEL PROCESSING

Our production facilities are strategically located near customers and suppliers to ensure efficient just-in-time delivery of products across the markets we serve. Together with our joint ventures, we have 20 facilities. Steel Technologies' facilities are located in Kentucky, Indiana, Missouri, Michigan, Ohio, North Carolina, South Carolina and Mexico. Each of our Steel Technologies facilities maintains one or more internationally recognized Quality Management Systems such as QS9000 or ISO 9001. Mi-Tech Steel Inc., our 50% owned corporate joint venture, has facilities in Alabama, Indiana, Mississippi and Tennessee. We also own 49% of Ferrolux Metals, a certified minority-owned business processing steel for exposed automotive applications, which has a facility in Michigan.

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

Our processed products include: cold-rolled strip and sheet, cold-rolled one-pass strip, high carbon and alloy strip and sheet, hot-rolled sheet, high strength low alloy strip and sheet, coated strip and sheet, hot-rolled pickled and oiled sheet and tin plate. Both our own and our joint venture operations utilize the most technologically advanced and modern equipment in the industry, including: rolling mills, slitting lines, cut-to-length lines, multi-blanking lines, exposed inspection lines, blanking presses, oscillating slitters, edging lines, annealing units, a pickling line, and laser-cutting capabilities.

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

SALES AND MARKETING

We employ a highly skilled and experienced sales and marketing staff consisting of field sales people assigned to seven regions located throughout the markets we serve. This group is primarily responsible for selling our products and services to both existing and new accounts. They cover 32 states, Canada and Mexico and service all market segments. Their efforts are centrally coordinated by a Senior Vice President of Sales and seven Regional Vice Presidents or Regional Managers. In addition, we have a centralized customer service team that manages the daily sales and service requirements of existing and potential customers. Our sales and marketing staff play a key role in cultivating new markets and identifying growth opportunities. Our advertising, marketing and sales expenses were less than 2% of sales during fiscal 2005, 2004 and 2003.

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

We process steel for sale to a variety of industrial customers, including those in the automotive, appliance, lawn and garden, office furniture, agriculture, railcar, construction, hardware and consumer goods markets. During fiscal 2005, 2004 and 2003, direct sales to the automotive industry accounted for 8%, 6% and 10% of total sales, respectively, and direct sales to the automotive and automotive supply industry accounted for 46%, 49% and 50%, respectively, of our total sales. One customer accounted for approximately 12% of our sales in fiscal 2005. The loss of this customer could have a material adverse effect on our sales, results of operations, financial position and cash flow. No single customer accounted for more than 10% of our sales in fiscal 2004 and 2003.

We  believe  our  long-term   relationships  with  our  major  customers  are  a
significant factor in the success of our business.

We supply processed steel to over 850 customer locations across 32 states, Canada and Mexico. Our customers are generally located within 300 miles of one of our plants. The location of our facilities near concentrations of customers permits the efficient distribution of our products by truck. Independent trucking companies afford a convenient and expeditious means for shipping approximately two-thirds of our products to our customers. We also maintain a fleet of trucks to provide flexible delivery service to those customers who do not arrange for their own shipping needs.

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

In fiscal 2005, we obtained steel for processing from a number of integrated and mini-mill sources close to our facilities and a limited number of foreign steel companies. We obtain the raw material that we require by ordering steel with specified physical qualities and alloy content. We believe that we are not dependent on any one of our suppliers for raw material and that our relationships with our suppliers are good.

The steel industry as a whole is cyclical and pricing can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. In addition, the supplier base is shrinking through consolidation. This volatility and reduction in the number of suppliers can significantly affect steel costs and availability.

WORKING CAPITAL PRACTICES

We extend credit to our customers after an evaluation of their creditworthiness using information obtained from the customer's credit application, financial statements and published information from credit monitoring service providers. Our terms are granted based on customer creditworthiness, competitive considerations, and other specific factors. Our days sales outstanding averaged 40 days during fiscal 2005. We expect average days sales outstanding to return to more normal levels of 45 days during the first quarter of fiscal 2006.

We are required to maintain substantial inventories in order to accommodate the short lead times and just-in-time requirements of our customers. Accordingly, we generally maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon historical or forecasted usage and market conditions. Our inventory on hand averaged 48 days during fiscal 2005. We expect average inventory days to return to more normal levels of 60 days during the first quarter of fiscal 2006.

We are able to negotiate favorable terms with our raw material suppliers because our strong balance sheet has allowed us to maintain our financing on an unsecured basis. Our average payment days to suppliers was 24 days during fiscal 2005. We expect average payment days to suppliers to increase to more normal levels of 30 days during the first quarter of fiscal 2006.

We allow sales returns within a limited time period after customer takes title to the material in the event that we agree with the customer's determination that the processed steel does not meet their specifications. The impact of sales returns are mitigated in certain circumstances when our supplier grants us a return if they agree with our determination that the steel purchased did not meet our specifications in our purchase order. Our close attention to product quality has enabled us to limit the amount of sales returns and allowance to less than 2% of sales in fiscal 2005.

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

Mi-Tech Steel's initial processing facility was opened in December 1987 in Murfreesboro, Tennessee, strategically selected for its proximity to various automotive and automotive part manufacturers and appliance customers. In January 1990, Mi-Tech Steel opened a second processing facility in Greensburg, Indiana, again, strategically located close to various Japanese transplant automotive manufacturers and their associated part suppliers. A third processing facility, with pickling and slitting capabilities, opened in December 1997 in Decatur, Alabama. The Decatur facility was closed in mid-2001 in anticipation of one of its primary suppliers, a nearby mini-mill, discontinuing its operations. Mi-Tech Steel recorded an impairment charge associated with the closing of its Decatur facility based on its estimates of fair value. The Decatur facility's slitting section was reopened in mid-2003 as a result of the reopening of the nearby mini-mill under new ownership. In 1999, Mi-Tech Steel began leasing a facility in Murfreesboro, Tennessee with cut-to-length capabilities. A fifth steel processing facility was opened in September 2003 in Madison, Mississippi, to facilitate all of the steel processing requirements of Nissan Motor Company's nearby automobile production manufacturing facility.

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

EMPLOYEES

As of October 31, 2005, Steel Technologies employed approximately 1,194 full-time people, of which approximately 91 are represented by a collective bargaining agreement. We have never experienced a significant work stoppage and consider our employee relations to be good.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Operations

Our future operating results may be affected by price fluctuations in, and availability of, raw materials. Our sales and operating income could decrease if we are unable to obtain the raw materials necessary to meet our customers' requirements or to pass on to our customers cost increases in raw material and surcharges.

We purchase our principal raw material, flat-rolled steel, from multiple primary steel producers. The steel industry as a whole is cyclical and pricing can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. In addition, the supplier base is shrinking through consolidation. This volatility and reduction in the number of suppliers can significantly affect steel costs and availability. We must maintain substantial inventories in order to provide our customers with short lead times and just-in-time delivery. Accordingly, we regularly purchase raw materials in an effort to maintain the inventory levels required to meet the anticipated needs of our customers. As raw material prices increase, competitive conditions will impact the prices at which we can obtain raw material. We may pay significantly more for the raw material that meets our specifications or we may be unable to obtain these materials at a competitive price. If we are unable to pass through future price increases to our customers, our gross margins will decrease, possibly resulting in lower operating income and profitability. If we are unable to obtain the raw materials necessary to meet our customers' requirements for processed steel products, we could lose sales to our competitors and our operating income and profitability could decrease.

The automotive industry accounts for a significant portion of our sales, and reduced demand from this industry is likely to result in lower operating income and profitability.

In fiscal 2005, 2004, and 2003, direct sales to the automotive industry accounted for 8%, 6% and 10% of total sales, respectively, and direct sales to the automotive and automotive supply industry accounted for 46%, 49% and 50%, respectively, of our total sales. Such sales include sales directly to auto manufacturers and to manufacturers of automotive components and parts. General economic conditions, consumer confidence, significant business interruptions and other factors beyond our control may cause significant demand fluctuations from the automotive industry. Downturns in demand from the automotive industry or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our products to customers in any of these industries, could result in lower revenues, operating income and profits.

One customer accounts for a significant portion of our sales, and loss of this customer is likely to result in lower operating income and profitability.

One customer accounted for approximately 12% of our sales in fiscal 2005. No single customer accounted for more than 10% of our sales in fiscal 2004 and 2003. The loss of this customer could result in lower revenues, operating income and profits.

We have made substantial investments in two processing facilities adjacent to primary suppliers of raw material. If either of those suppliers reduces its business with us, we could be forced to close or significantly reduce our operations at that facility, which could limit our ability to recover our investment in that facility.

We have made strategic investments to construct and equip our processing facilities in Ghent, Kentucky and Berkeley, South Carolina, each of which is located adjacent to primary suppliers of raw material to those facilities. As a result, those facilities are more dependent on a single supplier of raw material than our other facilities. If either of those suppliers should experience a business failure, significantly curtail operations or stop doing business with us, we may be unable to supply the facility adjacent to that supplier with sufficient raw material at a competitive price. This could force us to close or significantly reduce our processing operations at that facility and limit our ability to recover our investment in that facility.

Our business is highly fragmented and competitive, and increased competition could reduce our operating income.

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

We could incur substantial costs in order to comply with, or to address any violations under, environmental laws that could significantly increase our operating expenses and reduce our operating income.

Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the manufacturing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could reduce our profits.

Our operations are subject to seasonal fluctuations which may cause our quarterly cash flows to vary and adversely affect our ability to fund our operating requirements, meet our obligations under our credit agreement and to pay dividends.

Our sales are generally lower in the first and fourth quarters due primarily to customer plant shutdowns in the automotive industry for holidays. In addition, quarterly results may be affected by the timing of large customer orders, periods of high vacation concentration and the timing and magnitude of acquisition costs. Therefore, our cash flow from operations may vary from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flow is significantly reduced, we may not be able to service the indebtedness under our credit agreement. A default in our credit agreement could prevent us from borrowing additional funds needed to fund our working capital and strategic investment requirements and limit our ability to pay dividends.

We depend on our senior management team and the loss of any member could prevent us from implementing our business strategy.

Our success is dependent on the management and leadership skills of our senior management team. We have not entered into employment agreements with any of our senior management personnel other than Michael J. Carroll, which expires in January 2010. The loss of any members of our management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.


Risks Related to Our Common Stock

Our principal shareholders have the ability to exert significant control in matters requiring shareholder vote and could delay, deter or prevent a change in control of our company.

Approximately 10.6% of our outstanding common stock, including shares of common stock issuable under options granted which are exercisable within 60 days, will be owned by Bradford T. Ray, our Chairman of the Board and Chief Executive Officer, Merwin J. Ray, our Founding Chairman, and Stuart N. Ray, a Director and our Vice President. Merwin J. Ray is the father of Bradford T. Ray and Stuart N. Ray. As a result, the Ray family will continue to have significant influence over all actions requiring shareholder approval, including the election of our board of directors. Through their concentration of voting power, the Ray family could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other shareholders. In deciding how to vote on such matters, the Ray family may be influenced by interests that conflict with yours.

Certain provisions of our corporate documents and Kentucky law could discourage potential acquisition proposals and could deter, delay or prevent a change in control of our company that our shareholders consider favorable and could depress the market value of our common stock.

Certain provisions of our articles of incorporation and bylaws, as well as provisions of the Kentucky Business Corporation Act, could have the effect of deterring takeovers or delaying or preventing changes in control or management of our company that our shareholders consider favorable and could depress the market value of our common stock. We have also implemented a shareholder rights plan which could make an unsolicited takeover more difficult, even though the potential takeover offer may provide our shareholders an opportunity to sell their shares at a premium to prevailing market prices.

The market price for our Common Stock may be volatile.

In recent periods, there has been volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

* our quarterly operating results or the operating results of other companies in the steel processing industry;
* changes in general conditions in the economy, the financial markets or the steel processing industry;
* changes in financial estimates or recommendations by stock market analysts regarding us or our competitors;
*    announcements by us or our competitors of significant acquisitions; and
*    increases in raw materials and other costs.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.


ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.           PROPERTIES

The Company's and unconsolidated affiliates' principal processing plants and distribution facilities are as follows:


                                                                 Year Opened/
Plant Location                        Square Footage               Acquired
-------------------------------------------------------------------------------

Steel Technologies
Eminence, Kentucky                     233,700 sq.ft.               1971
Portage, Indiana                       242,000 sq.ft.               1987
Canton, Michigan                       230,000 sq.ft.               1991
Monterrey, Mexico                       80,000 sq.ft.               1994
Ghent, Kentucky                        230,000 sq.ft.               1995
Puebla, Mexico                          14,000 sq.ft.               1997
Clinton, North Carolina                110,000 sq.ft.               1997
Clinton, North Carolina                 35,000 sq.ft.               1998
Cleveland, Ohio                         77,000 sq.ft.               1998
Berkeley, South Carolina               172,000 sq.ft.               1999
Kennett, Missouri                       94,000 sq.ft.               2000
Matamoros, Mexico                       50,000 sq.ft.               2000
Ottawa, Ohio                           204,000 sq.ft.               2003
Queretaro, Mexico                       16,000 sq.ft.               2003
Mi-Tech Steel
Murfreesboro, Tennessee                236,000 sq.ft.               1987
Murfreesboro, Tennessee                 50,000 sq.ft.               1999
Greensburg, Indiana                    240,000 sq.ft.               1990
Decatur, Alabama                       160,000 sq.ft.               1997
Madison, Mississippi                   135,000 sq.ft.               2003
Ferrolux Metals
Wayne, Michigan                         80,000 sq.ft.               2001

Certain of our facilities are leased. Each of the Puebla facility, Queretaro facility and 35,000 square-foot Clinton facility are leased. The 50,000 square-foot Mi-Tech Steel facility in Murfreesboro and the Ferrolux Metals facility in Wayne are also leased. All operating properties are in good repair and in suitable condition for the purposes for which they are used.

Our  executive  offices  are  located  in  Louisville,   Kentucky  in  a  30,000
square-foot building owned by us. Our administrative services offices are located in 14,371 square-foot space leased in Louisville, Kentucky.


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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                 Age  Title
----                 ---  -----

Bradford T. Ray       47  Chairman of the Board and Chief Executive Officer and
                          Director

Michael J. Carroll    48  President and Chief Operating Officer and Director

Joseph P. Bellino     55  Chief Financial Officer and Treasurer

Brad A. Goranson      51  Senior Vice President-Sales

Howard F. Bates, Jr.  59  Vice President-Technical Services


Officers are elected annually by and serve at the discretion of the Board of Directors. Mr. Bradford T. Ray and Mr. Michael J. Carroll are members of the Company's Board of Directors and also serve as Directors of Mi-Tech Steel, Inc.

Mr. Bradford T. Ray has served as Chairman of the Board since January 2002 and Chief Executive Officer since November 1999. He previously held the positions of President and Chief Operating Officer from November 1994 until November 1999.

Mr. Michael J. Carroll has served as President and Chief Operating Officer since November 1999. He previously held the position of Executive Vice President from January 1995 until November 1999.

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

Mr. Howard F. Bates, Jr. has served as Vice President-Technical Services since November 1981.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend Information" on page 11 of the Company's annual report to shareholders for the year ended September 30, 2005.

ITEM 6.           SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected Financial Data" on page 10 of the Company's annual report to shareholders for the year ended September 30, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 19 of the Company's annual report to shareholders for the year ended September 30, 2005.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for Item 7A is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Quantitative and Qualitative Disclosures About Market Risk" on page 36 of the Company's annual report to shareholders for the year ended September 30, 2005.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries on pages 20 through 33, Management's Report on Internal Control Over Financial Reporting on page 34 and Report of Independent Registered Public Accounting Firm on page 35 which are included in the Company's annual report to shareholders for the year ended September 30, 2005, and the sections entitled "Selected Quarterly Financial Data" and "Market Price and Dividend Information" on page 11 thereof are incorporated herein by reference.

     Consolidated Balance Sheets - September 30, 2005 and 2004 Consolidated Statements of Income - Years ended September 30, 2005,
        2004 and 2003
     Consolidated Statements of Comprehensive Income - Years ended
        September 30, 2005, 2004 and 2003
     Consolidated Statements of Shareholders' Equity - Years ended
        September 30, 2005, 2004 and 2003
     Consolidated Statements of Cash Flows - Years ended September 30,
        2005, 2004 and 2003
     Notes to Consolidated Financial Statements
     Management's Report on Internal Control Over Financial Reporting Report of Independent Registered Public Accounting Firm

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

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The other information required by Item 9A is incorporated by reference herein, pursuant to General Instruction G(2), from the sections entitled "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" on pages 34 and 35 of the Company's annual report to shareholders for the year ended September 30, 2005.


ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information required by Item 10 is incorporated by reference herein from the material under the sections entitled "Election of Directors" contained on pages 3 through 8, "Committees of the Board" on page 7 and "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the annual meeting of shareholders of Steel Technologies Inc. to be held on January 26, 2006. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant."

In November 2003, the Company adopted a Code of Ethics for the Chief Executive Officer, Financial Executives, and Financial Professionals. This Code of Ethics contains specific principles to which the Chief Executive Officer, Chief Financial Officer, Corporate Controller and Tax Manager are expected to adhere. The full text of the Code of Ethics for Financial Executives is incorporated by reference as Exhibit 14 in this Annual Report on Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), the information required by Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Independence and Compensation of Directors" contained on page 8 and "Executive Compensation" contained on pages 9 through 11 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's annual meeting of shareholders to be held on January 26, 2006.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" contained on pages 12 through 14 and "Performance Graph" contained on page 17 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's annual meeting of shareholders to be held on January 26, 2006 shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3), the information required by Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 2 through 3 and "Election of Directors" contained on pages 3 through 8 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's annual meeting of shareholders to be held on January 26, 2006.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information required by Item 13 is incorporated by reference herein from the material under the sections entitled "Certain Transactions" contained on page 11 and "Election of Directors" contained on pages 3 through 8 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's annual meeting of shareholders to be held on January 26, 2006.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), the information required by Item 14 is incorporated by reference herein from the material relating to fees paid to the Company's principal accountant and the audit committee's pre-approval policies for services provided by the principal accountant under the section entitled "Audit Committee Report" contained on page 16 and "Election of Directors" contained on pages 3 through 8 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's annual meeting of shareholders to be held on January 26, 2006.


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

(b)      Exhibits filed with this report are attached hereto.

                                    Page E-1
                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2005


Ref. #      Exhibit #      Description
------      ---------      -----------
 (a)          3.1          Second Restated Articles of Incorporation of the
                           Registrant
 (a)          3.2          Second Amended By-Laws of the Registrant
 (b)          4            Rights Agreement dated as of April 24, 1998, between
                           Steel Technologies Inc. and National City Bank, as
                           Successor Rights Agent
 (c)         10.1(a)       Credit  Agreement  dated as of  September  2, 2004,
                           by and between the  Registrant  and PNC Bank,
                           National Association,  SunTrust Bank,  Bank One, NA
                           an Affiliate of JPMorgan  Chase & Company,
                           National City Bank of Kentucky,  U.S. Bank National
                           Association and Fifth Third Bank
 (d)         10.1(b)       Second  Amendment to Credit  Agreement  dated as of
                           October 11, 2005 by and between the  Registrant
                           and PNC Bank, National Association,  SunTrust Bank,
                           Bank One, NA an Affiliate of JPMorgan Chase &
                           Company,  National City Bank of Kentucky,  U.S. Bank
                           National  Association and Fifth Third Bank
 (e)         10.2          Note Agreement  dated as of October 21, 2004 between
                           the Registrant and The Guardian Life Insurance
                           Company of America,  The Prudential  Insurance
                           Company of America,  Baystate  Investments,  LLC,
                           Physicians Mutual Insurance  Company,  Nationwide
                           Life Insurance  Company,  Nationwide  Life Insurance
                           Company of America and Nationwide Life & Annuity
                           Insurance Company
 (f)         10.4(a)       Registrant's 1995 Stock Option Plan *
 (a)         10.4(b)       Registrant's 2000 Stock Option Plan *
 (g)         10.5          Restated Cash Bonus Plan of Steel Technologies Inc.*
 (g)         10.6          Steel Technologies Inc. Nonqualified Deferred
                           Compensation Plan*
 (h)         10.7          Employment  Agreement between  Registrant and
                           President and Chief Operating Officer effective as
                           of November 19, 2004*
 (i)         10.8          Agreement  dated March 30, 1987  between  Mitsui &
                           Co.,  LTD.,  Mitsui & Co.  (U.S.A.),  Inc.,
                           Mitsui Steel Development Co., Inc. and the
                           Registrant
 (i)         10.9          Amendment #1, dated  February 28, 1989 to the
                           Agreement  dated March 30, 1987 between  Mitsui &
                           Co.,  LTD., Mitsui & Co. (U.S.A.), Inc., Mitsui
                           Steel Development Co., Inc. and the Registrant
             10.10         Form of Indemnification Agreement between the
                           Registrant and its Directors *
 (a)         10.11(a)      Steel Technologies Inc. Restated Retirement
                           Savings Plan
 (a)         10.11(b)      Amendment No. 1 to the Steel Technologies Inc.
                           Retirement Savings Plan
 (j)         10.12         Second Steel Technologies Inc. Nonemployee Directors
                           Stock Plan *
 (k)         10.13         Redemption and Noncompetition Agreement *
             13            2005 Annual Report to Shareholders,  filed herewith.
                           The annual report shall not be deemed to be filed
                           with the Commission except to the extent that
                           information is specifically incorporated by
                           reference herein
 (i)         14            Code of Ethics for the Chief Executive Officer,
                           Financial Executives and Financial Professionals
             21            Subsidiaries of the Registrant
             23            Consent of Independent Registered Public
                           Accounting Firm
             31.1          Certification of Chief Executive Officer Pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002
             31.2          Certification of Chief Financial Officer Pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002
             32.1          Certification of Chief Executive  Officer Pursuant
                           to Title 18, United States Code, Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002
             32.2          Certification of Chief Financial Officer Pursuant
                           to Title 18, United States Code, Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002

                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2005


Alphabetic filed exhibit reference:

(a) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file #0-14061) for the fiscal year ended September 30, 2000.
(b) Incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K (file #0-14061) filed April 27, 1998.
(c) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed September 8, 2004.
(d) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed October 12, 2005.
(e) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed October 26, 2004.
(f) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file #0-14061) for the quarter ended March 31, 1995.
(g) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file #0-14061) for the fiscal year ended September 30, 2004.
(h) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed November 24, 2004.
(i) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file #0-14061) for the fiscal year ended September 30, 2003.
(j) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed January 27, 2005.
(k) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file #0-14061) for the quarter ended December 31, 2001.




*        Indicates management contract or compensatory plan or arrangement

                             STEEL TECHNOLOGIES INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS



                                           Additions
                               Balance at  Charged to     Charged to  Balance at
                               Beginning   Costs and         Other      End of
Description                    of Period    Expenses      Deductions    Period
--------------------------------------------------------------------------------

Year Ended September 30, 2005:
Allowance for doubtful
accounts                       $3,318,442  $1,093,980  $(490,762)(A)  $4,903,184

Year Ended September 30, 2004:
Allowance for doubtful
accounts                       $1,807,947  $1,709,786  $  199,291(A)  $3,318,442

Year Ended September 30, 2003:
Allowance for doubtful
accounts                       $1,496,247  $1,273,994  $  962,294(A)  $1,807,947


(A) Uncollectible accounts charged off, less recoveries.



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Steel Technologies Inc.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated December 9, 2005 appearing in the 2005 Annual Report to Shareholders of Steel Technologies Inc. and its subsidiaries (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
December 9, 2005

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STEEL TECHNOLOGIES INC.

Date:    December 9, 2005          By:/s/Joseph P. Bellino
                                    -----------------------
                                    Joseph P. Bellino
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Date      Title
---------                 ----      -----
/s/ Bradford T. Ray      12/9/05  Director, Chairman of the Board of Directors
--------------------              and Chief Executive Officer (Principal
 Bradford T. Ray                  Chief Executive Officer (Principal Executive
                                  Officer)

/s/ Michael J. Carroll   12/9/05  Director, President and Chief
----------------------             Operating Officer
Michael J. Carroll

/s/ Joseph P. Bellino    12/9/05  Chief Financial Officer and Treasurer
---------------------              (Principal Financial and Accounting Officer)
Joseph P. Bellino

/s/ Merwin J. Ray        12/9/05  Founding Chairman and Director
-----------------
Merwin J. Ray

/s/ Stuart N. Ray        12/9/05  Director and Vice President,
-----------------
Stuart N. Ray

/s/ Doug A. Bawel        12/9/05  Director
-----------------
Doug A. Bawel

/s/ Jimmy Dan Conner     12/9/05  Director
--------------------
Jimmy Dan Conner

/s/ Mark G. Essig        12/9/05  Director
-----------------
Mark G. Essig

/s/ William E. Hellmann  12/9/05  Director
-----------------------
William E. Hellmann

/s/ Andrew J. Payton     12/9/05  Director
--------------------
Andrew J. Payton

                                  EXHIBIT 10.10



                            INDEMNIFICATION AGREEMENT
                            -------------------------

     This Agreement is made this ____ day of _______________, ______, by and between STEEL TECHNOLOGIES INC., a Kentucky corporation (the "Company"), and the undersigned individual (the "Director").

WITNESSETH:

     WHEREAS, the Director is a member of the Board of Directors of the Company and in such capacity is performing a valuable service for the Company; and

     WHEREAS, Article VI of the Second Amended ByLaws of the Company (the "Article") authorizes the Company to indemnify directors of the Company to the maximum extent permitted by Kentucky law; and

     WHEREAS, the Article authorizes the Company to enter into contracts with members of its Board of Directors with respect to indemnification of such directors; and

     WHEREAS, to induce the Director to continue to serve as a member of the Board of Directors of the Company, the Company has determined and agreed to enter into this Agreement with the Director;

     NOW, THEREFORE, in consideration of the Director's agreement to continue to serve as a Director after the date of this Agreement, the Company and the Director agree as follows:

     1. Indemnity of Director. To the fullest extent permitted by law, and subject only to the exclusions set forth in Sections 2 and 11 of this Agreement, the Company hereby agrees to hold harmless and indemnify the Director from and against any and all reasonable costs and expenses (including, but not limited to, judgments, fines, penalties and reasonable settlements) paid by or on behalf of, or imposed against, the Director in connection with any threatened, pending or completed claim, action, suit or proceeding, whether civil, criminal, administrative, investigative or other (including any appeal relating thereto), whether formal or informal, and whether made or brought by or in the right of the Company or otherwise, in which the Director is, was or at any time becomes a party or witness, or is threatened to be made a party or witness, or otherwise, by reason of the fact that the Director is, was or at any time becomes a director, officer, employee or agent of the Company or, at the Company's request, a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise.

     2. Limitations on Indemnity. No indemnity pursuant to Section 1 of this Agreement shall be paid by the Company:

          (a) if a court of competent jurisdiction renders a final adjudication on the merits, in an action, suit, or proceeding in which the Director is a party, that such indemnification is prohibited by law; or

          (b) in connection with any transaction with respect to which a court of competent jurisdiction renders a final adjudication on the merits, in an action, suit or proceeding in which the Director is a party, (i) that the Director's personal financial interest was in conflict with the financial interests of the Company or its shareholders, or (ii) that the Director derived an improper personal benefit; or

          (c) on account of acts or omissions of the Director to the extent a court of competent jurisdiction renders a final adjudication on the merits, in an action, suit or proceeding in which the Director is a party, that such acts or omissions (i) were not in good faith, or (ii) involved intentional misconduct, or (iii) were known to the Director to be a violation of law; or

          (d) in respect of any liability to the Company to the extent that a court of competent jurisdiction renders a final adjudication on the merits, in an action, suit or proceeding in which the Director is a party, that such liability to the Company arises under any federal or state statute providing for personal liability directly to the Company by reason of the fact that the Director is or was a director of the Company, including, by way of example and not limitation, liability under Section 16 (b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"); or

          (e) to the extent and only to the extent that a majority of the Board of Directors of the Company or a duly designated committee thereof, in either case consisting entirely of directors who are not at the time parties to the claim, action, suit or proceeding against the Director, determines that the amount of expenses and/or settlements for which indemnification is sought is unreasonable; or

          (f) in connection with any claim, action, suit or proceeding if such claim, action, suit or proceeding was initiated by the Director or his or her personal or legal representative, or involved the voluntary solicitation or intervention by the Director or his or her personal or legal representative (other than an action to enforce indemnification rights or an action initiated with the approval of a majority of the Board of Directors).

     3. Continuation of Indemnity. All agreements and obligations of the Company contained in this Agreement shall continue during the period the Director serves in any capacity entitling the Director to indemnification under this Agreement and shall continue thereafter so long as the Director shall be subject to any possible claim or threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative or other (including any appeal relating thereto), whether formal or informal, arising as a result of acts or omissions occurring during the period the Director served as a director of the Company.

     4. Notification of Claim. It shall be a condition precedent to indemnification under this Agreement that, within twenty days after receipt by the Director of actual notice that the Director is or will be a party, witness or otherwise involved in any threatened or pending action, suit or proceeding described in Section 1 of this Agreement, the Director shall have notified the Company in writing of the assertion or commencement thereof; but the omission to so notify the Company will not relieve it from any liability which it may have to the Director otherwise than under this Agreement.

     5.  Advancement of Costs and Expenses.  The costs and expenses  (including, but not limited to, reasonable attorneys' fees) incurred by the Director in investigating, defending, being a witness in, appealing or otherwise participating in any threatened or pending claim or any threatened or pending action, suit or proceeding described in Section 1 of this Agreement shall, at the written request of the Director, be paid by the Company in advance of final judgment or settlement with the understanding, undertaking and agreement hereby made and entered into by the Director and the Company, that the Director shall, if it is ultimately determined in accordance with Section 2 or pursuant to
Section 11 of this Agreement that the Director is not entitled to be indemnified, or was not entitled to be fully indemnified, repay to the Company such amount, or the appropriate portion thereof, so paid or advanced. Such advancements shall be made within ten business days of written request therefore by the Director.

     6. Enforcement. If a claim for payment under this Agreement is not paid in full by the Company within ninety days after a written demand has been delivered by the Director to the Company, or within thirty days after delivery of a written demand by the Director to the Company based upon a final and unappealable judgment of a court of competent jurisdiction, the Director may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim, and if successful in whole or in part, the Director shall also be entitled to be paid all costs and expenses (including, but not limited to, attorneys' fees) incurred by the Director to enforce this Agreement. In any suit brought by the Director to enforce this Agreement, the burden of proof shall be on the Company to establish that the Director is not entitled to the relief sought under this Agreement.

     7. Contribution. If the full indemnity provided in Section 1 of this Agreement may not be paid to the Director because of any exclusion in Section 2 of this Agreement, then in respect of any actual or threatened claim, action, suit or proceeding in which the Company is jointly liable with the Director (or would be if joined in such claim) the Company shall contribute to the amount of expense and liabilities incurred by the Director in such proportion as is appropriate to reflect (i) the relative benefits received by the Company on the one hand and the Director on the other hand from the acts or omissions from which such claim, action, suit or proceeding arose, and (ii) the relative fault of the Company, including its other directors, officers, agents, employees, and other representatives, on the one hand and of the Director on the other hand in connection with the acts or omissions which resulted in such claim, action, suit or proceeding, as well as any other relevant equitable considerations. The relative fault of the Company, including its other directors, officers, agents, employees and other representatives, on the one hand and of the Director on the other hand shall be determined by reference to, among other things, the parties' relative intent, knowledge, access to information and opportunity to correct or prevent the circumstances resulting in such claim, action, suit or proceeding. The Company agrees that it would not be just and equitable if contribution pursuant to this Section7 were determined by pro rata allocation or any other method of allocation which does not take into account the foregoing equitable considerations.

     8. Partial Indemnity. If the Director is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the costs, expenses, judgments, fines, penalties and amounts paid in settlement, but not for the total amount thereof, the Company shall nevertheless indemnify the Director for the portion thereof to which the Director is entitled.

     9. Non-exclusivity. The rights of the Director under this Agreement shall be in addition to any other rights the Director may have under the Second Restated Articles of Incorporation or Second Amended ByLaws of the Company, agreement, vote of shareholders or disinterested directors, as a matter of law or otherwise.

     10. Subrogation. In the event of any payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Director, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents as may be necessary to enable the Company effectively to bring suit to enforce such rights.

     11. No Duplication of Payments. The Company shall not be liable under this Agreement to make any payment to the extent the Director has otherwise actually received payment (under any insurance policy, ByLaw or otherwise) of the amounts otherwise payable by the Company under this Agreement. The Director shall use his or her best efforts to collect from all third parties any amounts otherwise payable by the Company under this Agreement. If the Director is entitled to but has not received payment from a third party (under any insurance policy or otherwise) of amounts otherwise payable by the Company under this Agreement, the Company shall nevertheless pay the Director such amounts with the understanding, undertaking and agreement hereby made and entered into by the Director and the Company that the Director will repay to the Company such amounts to the extent they are ultimately paid to the Director by such third party.

     12. Binding Effect. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and assigns, including any direct or indirect successor by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company, heirs and personal and legal representatives; provided, however, that this Agreement is personal to the Director and may not be transferred or encumbered by the Director in any way.

     13. Severability. The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) are held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, and the remaining provisions shall remain enforceable to the fullest extent permitted by law.

     14. Governing Law: Amendment.

          (a) This Agreement shall be interpreted and enforced in accordance with the laws of the Commonwealth of Kentucky.

          (b) No amendment, modification, termination or cancellation of this Agreement shall be effective unless in writing signed by both parties hereto.

     15. Notices. Any notice to the Company or the Director under this Agreement shall be in writing and shall be delivered personally or sent by overnight courier service or certified mail addressed as follows:

                  If to the Company:        Steel Technologies Inc.
                                            15415 Shelbyville Road
                                            Louisville, Kentucky 40245
                                            Attn: Secretary

                  If to the Director:       the address listed below

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement on and as of the day and year first above written.


STEEL TECHNOLOGIES INC.             DIRECTOR

By
  --------------------------------         --------------------------------

Title                               Print name:
  --------------------------------         --------------------------------

                                     Address:
                                           --------------------------------

                                           --------------------------------

                                    EXHIBIT 13
                       2005 ANNUAL REPORT TO SHAREHOLDERS

Steel Technologies Inc.
Selected Financial Data
(In thousands, except per share results)

                                             Years Ended September 30
                                             ------------------------
Income Statement Data                 2005    2004     2003     2002    2001
-------------------------------------------------------------------------------
Sales                            $1,001,791 $786,852 $512,704 $475,398 $436,655
Cost of goods sold                  909,972  695,684  467,780  415,763  388,363
Gross profit                         91,819   91,168   44,924   59,635   48,292
Selling, general and
   administrative expenses           37,267   34,347   28,153   29,664   29,382
Equity in net income (loss) of
   unconsolidated affiliates(1)       4,937    2,852    1,058    1,540   (6,832)
Operating income (2)                 59,489   59,673   17,829   31,511   12,078
Income before income taxes           54,807   55,612   13,292   25,465    5,497
Net income                           36,313   35,206    9,152   15,794      764
Diluted earnings per common share $    2.77 $   3.05 $   0.92 $   1.60 $   0.07
Diluted weighted average number
   of common shares outstanding      13,098   11,533    9,899    9,886   10,308
Basic earnings per common share   $    2.82 $   3.12 $   0.94 $   1.62 $   0.07
Basic weighted average number of
   common shares outstanding         12,894   11,284    9,748    9,762   10,267
Cash dividends per common share   $    0.25 $   0.20 $   0.20 $   0.16 $   0.12

                                                    September 30
                                   --------------------------------------------
Balance Sheet Data                    2005    2004    2003     2002    2001
-------------------------------------------------------------------------------
Working capital                    $197,906 $195,580 $102,850 $ 82,557 $ 80,401
Total assets                        428,939  462,560  313,175  305,211  288,210
Long-term debt                       80,000  114,000   94,680   74,900   89,110
Shareholders' equity                254,759  218,249  137,941  131,730  124,985


                                             Years Ended September 30
                                             ------------------------
Other Data                            2005    2004    2003     2002    2001
-------------------------------------------------------------------------------
Capital expenditures, including
   acquisitions and investments in
   and advances to unconsolidated
   affiliates                      $17,343  $17,255 $ 26,462  $ 7,128  $ 11,033
Shareholders' equity per common
   share                             19.71    17.05    14.13    13.63     12.23
Depreciation and amortization       15,306   14,889   13,878   15,108    15,351


(1) 2001 includes $7,500 impairment charge
(2) 2002 and 2001 includes goodwill amortization of $733 and $731, respectively

Steel Technologies Inc.
Selected Quarterly Financial Data
(In thousands, except per share results)

                                  --------------------------------------
Fiscal Year 2005                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales                             $254,016  $286,958  $256,432  $204,385
Gross profit                        32,446    31,690    18,832     8,851
Net income                          14,517    15,354     5,671       771
Diluted earnings per common share $   1.11  $   1.17  $   0.43  $   0.06
Basic earnings per common share   $   1.13  $   1.19  $   0.44  $   0.06


                                  --------------------------------------
Fiscal Year 2004                   First     Second     Third    Fourth
------------------------------------------------------------------------
Sales                             $130,789  $184,842  $232,041  $239,180
Gross profit                        10,777    19,576    26,409    34,406
Net income                           2,398     6,902    10,537    15,369
Diluted earnings per common share $   0.24  $   0.68  $   0.81  $   1.18
Basic earnings per common share   $   0.25  $   0.70  $   0.83  $   1.20


Market Price and Dividend Information:

The Company's common stock trades on The NASDAQ Stock Market under the symbol STTX. At December 2, 2005, the Company had approximately 3,500 shareholders, including beneficial owners holding shares in nominee or street name. The Company's current dividend policy provides for semiannual payments of cash dividends. The following table shows cash dividends and high, low and closing prices for the common stock for each quarter of fiscal 2005 and 2004. NASDAQ National Market System quotations are based on actual transactions.



                                           Stock Price
                                   ---------------------------
Fiscal Year 2005                   High         Low      Close      Dividends
--------------------------------------------------------------------------------
First Quarter                     $30.58     $22.27     $27.51       $ 0.10
Second Quarter                    $33.56     $23.26     $23.99
Third Quarter                     $24.38     $16.49     $16.90       $ 0.15
Fourth Quarter                    $26.83     $16.75     $25.93


                                           Stock Price
                                   ---------------------------
Fiscal Year 2004                   High         Low      Close      Dividends
--------------------------------------------------------------------------------
First Quarter                     $19.44     $12.20     $17.69       $ 0.10
Second Quarter                    $20.93     $15.51     $19.32
Third Quarter                     $24.80     $18.85     $22.08       $ 0.10
Fourth Quarter                    $26.61     $19.38     $25.62

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

When used in the following discussion, the words "expects," "intends," "anticipates," "believes" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, competitive factors such as pricing and availability of steel; cyclical demand in the steel industry, specifically in the automotive market; our ability to make and integrate acquisitions; our inability to obtain sufficient capital resources to fund our operations and our growth; risk of business interruptions affecting automotive manufacturers; and reliance on key customers. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Unless the context otherwise requires, references to "we," "us" or "our" refer collectively to Steel Technologies Inc. and its subsidiaries.

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

Overview
--------

We are one of the largest independent flat-rolled steel processors in North America. Our North American platform of 20 facilities, including our unconsolidated affiliates, is strategically positioned in the steel producing and consuming markets throughout the United States and Mexico. We bring value to our customers through precision steel processing as well as supply chain management, quality control and technical support. We utilize the most advanced equipment to produce high-quality steel products and specialize in meeting exact specifications for customers in a variety of industries and end use markets including automotive, lawn and garden, appliance and railcar industries. Our broad geographic coverage allows us to provide precision steel products to our customers with efficient just-in-time delivery.

We focus our sales and marketing strategies to more fully leverage our North American platform of value added steel processing facilities. In recent years, we have been successful in growing our volume across all operations and have gained meaningful market growth, both with existing and new customers across a wide range of end use markets. Our broad capabilities and geographic presence offer distinct competitive advantages to customers that have multi-plant operations throughout the United States, Canada and Mexico. This has allowed us to expand with regional and large national accounts.

Sales increased 27% to a record $1,001,791,000 in fiscal 2005 from $786,852,000 in fiscal 2004. Net income increased to a record $36,313,000 or $2.77 per diluted share in fiscal 2005 as compared to $35,206,000 or $3.05 per diluted share in fiscal 2004, on approximately 14% more weighted average diluted shares outstanding. Tons sold of company-owned steel products in fiscal 2005 were 1,170,000, reflecting a decrease of 6% over the record levels of fiscal 2004. We achieved record sales and net income levels despite reduced demand and softer market prices in the latter half of fiscal 2005.

Our gross profit margin was 9.2% in fiscal 2005 compared to 11.6% in fiscal 2004. During the latter half of fiscal 2005, we began to experience slowing demand and a declining price environment resulting in a decrease in our gross profit margin. During the fourth quarter of fiscal 2005, we shipped 254,000 tons, a decrease of 14% from the levels of our third quarter of fiscal 2005 and our average selling price during the fourth fiscal quarter of 2005 declined approximately 8% from the third quarter of fiscal 2005. To mitigate the impact of declining prices, we aggressively reduced our inventory levels during the latter half of fiscal 2005. We began to see improvements in our shipment levels and gross profit margins late in the fourth quarter of fiscal 2005. We estimate our tons sold during the first quarter of fiscal 2006 will increase approximately 5% as compared to the fourth quarter of fiscal 2005.

Our largest unconsolidated affiliate, Mi-Tech Steel, Inc. (Mi-Tech Steel), continues to contribute to our overall success. Mi-Tech Steel generated a 42% increase in sales and 29% growth in tons shipped in fiscal 2005 compared to fiscal 2004 resulting in an increase in net income of 82% in fiscal 2005 compared to fiscal 2004. Mi-Tech Steel has benefited from market share growth with primarily Japanese transplant automotive companies and their part manufacturers and is well positioned in the market for future growth with new domestic automotive customers and other large national accounts.

As our working capital needs declined during this current cycle of economic contraction, we generated a record of approximately $79,221,000 in cash flows from operations and reduced our outstanding borrowings by $34,000,000 during fiscal 2005. We invested approximately $17,343,000 in capital projects to further expand capacity, lower conversion costs, improve our quality and service to our customers and improve our information systems. We have committed $25,000,000 in capital projects for 2006 to expand our steel processing capabilities, including construction of a new processing facility in Juarez, Mexico.


                              Financial Highlights
                              --------------------
        (in thousands except per share data, other data and percentages)
        ----------------------------------------------------------------

                                     For the Years Ended September 30
                                   ------------------------------------
                                          2005              2004
                                   ---------------  -------------------
                                            % of               % of       %
(Unaudited)                        Actual   Sales    Actual    Sales    Change
--------------------------------- -------- -------  -------- --------- --------
Sales                           $1,001,791  100.0%   $786,852  100.0%      27%
Gross profit                        91,819    9.2      91,168   11.6        1
Selling, general and
   administrative expenses          37,267    3.7      34,347    4.4        9
Equity in net income of
   unconsolidated affiliates         4,937    0.5       2,852    0.4       73
Operating income                    59,489    5.9      59,673    7.6        0
Interest expense, net                4,626    0.5       4,029    0.5       15
Net income                          36,313    3.7      35,206    4.5        3
Diluted earnings per common share    $2.77              $3.05              (9)
Cash dividends per common share      $0.25              $0.20              25


Other data
----------
Average days sales outstanding       40.3                56.5             (29)
Inventory turnover                    7.5                 3.9              92
Return on equity                     14.3%               16.1%            (11)

RESULTS OF OPERATIONS - FISCAL 2005 COMPARED TO FISCAL 2004

Sales
-----

We achieved net sales of $1,001,791,000 for the fiscal year ended September 30, 2005, an increase of 27% from sales of $786,852,000 for the fiscal year ended September 30, 2004. Tons shipped of company-owned steel products in fiscal 2005 decreased approximately 6% to 1,170,000 tons compared to record levels in fiscal 2004 as a result of weaker demand primarily during the latter half of fiscal 2005. The average selling price of company-owned steel products increased approximately 37% for fiscal 2005 as compared to the previous year.

Gross profit
------------

In fiscal 2005 our gross profit margin was 9.2% compared to 11.6% for fiscal 2004. During the latter half of fiscal 2005, we began to experience slowing demand and declining price environment resulting in a decrease in our gross profit margin. Cost of goods sold increased 30.8% in fiscal 2005 compared to fiscal 2004. Cost of materials sold increased $211,293,000 primarily due to increased raw material costs. The remaining increase in cost of goods sold of $2,995,000 was primarily a result of increased labor costs and related fringe benefits and increased delivery costs primarily in the first half of fiscal 2005.

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative costs for fiscal 2005 were $37,267,000 compared to $34,347,000 for fiscal 2004, an increase of $2,920,000. The increase is primarily attributable to increases in professional services of $1,355,000 principally to comply with Sarbanes-Oxley legislation, increases in administrative wages of $637,000 primarily from increases in personnel to support our growth, an increase in depreciation expense of $381,000 primarily related to investments in our information systems, an increase in training costs of $259,000 and an increase of $164,000 in remaining selling, general and administrative expenses. In addition, more normalized payroll and property tax expenses in fiscal 2005 contributed to an increase of approximately $740,000 due primarily to non-recurring expense reductions in 2004 for a state payroll tax incentive and a state property tax benefit. These increases were offset primarily by a decrease in bad debt expense of $616,000 attributable to bad debt recoveries during the fourth quarter of fiscal 2005.

Selling, general and administrative costs were 3.7% and 4.4% of sales in 2005 and 2004 respectively. We continue to actively manage the level at which selling, general and administrative expenses are added to our cost structure.

Equity in net income of unconsolidated affiliates
-------------------------------------------------

Our share of the income of our unconsolidated affiliates increased to $4,937,000 for fiscal 2005 compared to $2,852,000 for fiscal 2004. Mi-Tech Steel generated a 42% increase in sales and 29% growth in tons shipped in fiscal 2005 compared to fiscal 2004 resulting in an increase in net income of 82% in fiscal 2005 compared to fiscal 2004. Mi-Tech Steel has benefited from market share growth with primarily Japanese transplant automotive companies and their part manufacturers and is well positioned in the market for future growth with new domestic automotive customers and other large national accounts.

Interest expense
----------------

Net interest expense for fiscal 2005 increased to $4,626,000 from $4,029,000 for fiscal 2004. The increase is primarily attributable to higher interest rates on both variable and fixed rate debt during fiscal 2005 as compared to fiscal 2004 partially offset by a reduction in outstanding debt of $34,000,000 during fiscal 2005 including $20,000,000 paid in September 2005 and a $269,000 expense included in fiscal 2004 related to the early retirement of our private placement note in June 2004.

Income tax expense
------------------

For fiscal 2005 and 2004 our effective income tax rate was 33.7% and 36.7%, respectively. During the second quarter of fiscal 2005, we recorded an income tax benefit of approximately $830,000 to reflect changes in tax laws effective January 1, 2005 for our Mexican operations, which resulted in a 1.5% reduction in our effective income tax rate during fiscal 2005. Higher earnings from Mi-Tech Steel, which are not fully taxable to our Company, reduced our effective income tax by 2.5% in fiscal 2005 compared to 1.4% in fiscal 2004. In addition, more favorable state income tax apportionments than originally estimated offset by a state income tax adjustment resulted in a 0.4% increase in our effective income tax rate during the fourth quarter of fiscal 2005.


RESULTS OF OPERATIONS - FISCAL 2004 COMPARED TO FISCAL 2003

Sales
-----

We posted net sales of $786,852,000 for the fiscal year ended September 30, 2004, an increase of 53% from sales of $512,704,000 for the fiscal year ended September 30, 2003. Tons shipped of company-owned steel products in fiscal 2004 increased approximately 31% to 1,248,000 tons compared to fiscal 2003 as a result of continued market growth with large national accounts and improved economic conditions. The average selling price of company-owned steel products increased approximately 18% for fiscal 2004 as compared to the previous year.

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

Selling, general and administrative expenses
--------------------------------------------

Selling, general and administrative costs for fiscal 2004 were $34,347,000 compared to $28,153,000 for fiscal 2003, an increase of $6,194,000. The increase was primarily attributable to an increase in company wide bonus plan expenses of approximately $4,266,000 which were tied to company profits, higher selling and travel expenses of $1,846,000 to increase our market coverage, an increase in bad debt expense of $436,000 attributable to higher sales levels and an increase of $386,000 in remaining general expenses. The increase was partially offset by cost reductions achieved in 2004 in the amount of $740,000 from a combined non-recurring state payroll tax incentive and a reduction of property tax expenses as a result of receiving an assessment at amounts significantly lower than estimated. Selling, general and administrative costs were 4.4% and 5.5% of sales in 2004 and 2003 respectively.

Equity in net income of unconsolidated affiliates
-------------------------------------------------

Our share of the income of our unconsolidated affiliates increased to $2,852,000 for fiscal 2004 compared to $1,058,000 for fiscal 2003. Our largest unconsolidated affiliate, Mi-Tech Steel, experienced 47% sales growth during fiscal 2004 as compared to fiscal 2003. The continued ramping up of the Nissan Motor Co., Ltd.'s new Canton, Mississippi operation contributed positively to Mi-Tech Steel's earnings. Mi-Tech Steel's newest facility located near the Nissan Mississippi operation completed a $4,000,000 follow-on expansion to handle automotive exposed processing to service Nissan and other businesses in the southern region of the U.S.

Interest expense
----------------

Net interest expense for fiscal 2004 decreased to $4,029,000 from $4,906,000 for fiscal 2003. The decrease was primarily attributable to lower interest rates on variable rate debt during fiscal 2004 as compared to fiscal 2003 partially offset by a $269,000 expense related to the early retirement of our private placement note in June 2004.

Gain on disposals/writeoffs of property, plant and equipment
------------------------------------------------------------

In fiscal 2003, we recorded a $369,000 pre-tax gain on disposals/writeoffs of property, plant and equipment primarily from the sale of our Elkton, Maryland facility.

Income tax expense
------------------

For fiscal 2004 and 2003 our effective income tax rate was 36.7% and 31.1%, respectively. During fiscal 2003, we recorded an income tax benefit of approximately $294,000 attributable to state and foreign income tax apportionment that was more favorable than originally estimated and recognized a non-recurring state income tax benefit of approximately $200,000. These items decreased the effective income tax by 3.8% in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had $197,906,000 of working capital, maintained a current ratio of 3.66:1 and had total debt at 24% of total capitalization. Generally, in periods of economic expansion and increased demand for our products, our working capital requirements increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Average days sales outstanding to customers was 40 days as of September 30, 2005 from favorable collection results compared to 57 as of September 30, 2004. We expect average days sales outstanding to return to a more normal trend of approximately 45 days during the first quarter of fiscal 2006. Average days inventory was 48 days as of September 30, 2005 compared to 92 days as of September 30, 2004. To mitigate the short term impact of declining prices, we aggressively reduced our inventory levels during the latter half of fiscal 2005. We expect to return to more normal levels of approximately 60 days during the first quarter of fiscal 2006.

Our average payment days to suppliers was 24 days as of September 30, 2005 compared to 47 days as of September 30, 2004. We expect average payment days to suppliers to increase to more normal levels of approximately 30 days during the first quarter of fiscal 2006.

During fiscal 2005, cash provided by operations was $79,221,000, primarily from net income, depreciation expense of $15,306,000 and changes in working capital. We decreased inventories by $58,146,000 and accounts receivable by $11,489,000, which was partially offset by a decrease in accounts payable by $31,911,000.

Capital expenditures for 2005 totaled $17,343,000 primarily to further expand capacity, lower conversion costs, improve our quality and service to our customers and improve our information systems. We have committed $25,000,000 in capital projects for 2006 to expand our steel processing capabilities, including construction of a new processing facility in Juarez, Mexico.

We maintain an equity investment of approximately $25,744,000 in our 90%-owned Mexican subsidiary. Additional investments in our Mexican operations, if required, would be financed with cash and available funds from our bank line of credit.

The translation of the financial statements of our Mexican subsidiary from local currencies to the U.S. dollar subjects us to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. We consider the Mexican peso a relatively stable currency and do not typically manage our related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction (losses) gains are included in sales when incurred and were ($855,000), $468,000 and $353,000 for the fiscal years ending 2005, 2004 and
2003, respectively.

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

Borrowings and repayments under our line of credit agreement are initiated as needed to fund our operating and investing activities described above. During fiscal 2005, we borrowed $88,000,000 to finance our working capital needs and repaid $122,000,000 on our indebtedness. The amount repaid includes the use of the proceeds received from the $50,000,000 unsecured senior notes described above.

We have a $135,000,000 unsecured revolving credit facility. Under certain circumstances, the facility can be expanded to $200,000,000. Subsequent to year end, on October 11, 2005, we amended our facility with our existing banking group to extend the maturity date to October 2010 and improve our interest rates. Interest on the facility is paid with various variable options on the interest rate, none of which are greater than the bank's prime. We can elect to use both the LIBOR based interest rate and the prime interest rate on our outstanding borrowings under the agreement. At September 30, 2005, there was $30,000,000 outstanding on this credit facility.

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

We have entered into leases to meet the needs of our facilities. The following table summarizes the annual payments of outstanding debt, interest and non-cancelable leases required as of September 30, 2005. Interest payments below include the estimated contractual interest payments under our debt agreements net of the effect of the associated interest rate swap agreement, assuming no change in the variable LIBOR rate or amounts outstanding under our existing debt agreements as of September 30, 2005.


                                 Debt          Interest        Leases
------------------------------------------------------------------------

2006                         $     -          $ 4,313,000     $1,173,000
2007                               -            4,351,000      1,081,000
2008                               -            4,332,000        955,000
2009                          30,000,000        4,013,000        658,000
2010                               -            2,833,000        221,000
After 2010                    50,000,000        9,969,000         45,000
                            --------------------------------------------
Total                        $80,000,000      $29,811,000     $4,133,000
                            ============================================

Subsequent to year end, on October 11, 2005, the Company amended its unsecured revolving credit facility with its existing banking group to extend the maturity date to October 2010 and improve interest rates.

In order to mitigate a portion of the market risk on its variable rate debt, we entered into an interest rate swap contract with a major financial institution on June 20, 2005. The interest rate swap contract will commence December 8, 2005. Under the terms of the contract, which matures in September 2008, the Company will receive a LIBOR based variable interest rate (3.54% at September 30, 2005) and pay a fixed interest rate of 4.31% on a notional amount of $30,000,000.

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

Related Party Transactions
--------------------------

We have various transactions at prevailing market prices with Mi-Tech Steel (see
Note 5 of our Notes to Consolidated Financial Statements).

We sell scrap steel products at prevailing market prices to a company owned by Stuart N. Ray, an officer and director of Steel Technologies (see Note 16 of our Notes to Consolidated Financial Statements). Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2005, the Audit Committee reviewed and approved these transactions. We have the ability to continue or cease selling scrap steel to this company at any time.

               IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value based method.

SFAS No. 123(R) is effective for any annual period beginning after June 15, 2005 and permits public companies to choose between a "modified prospective" method and a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Under the "modified retrospective" method, compensation cost is recognized using the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either all prior periods presented or prior interim periods of the year of adoption.

The Company adopted SFAS No. 123(R) on October 1, 2005 and has chosen the "modified prospective" method. The adoption of SFAS No. 123(R) on October 1, 2005 did not have a material impact on our financial position, results of operations or cash flows. Stock option expense after the adoption of SFAS No. 123(R) is not expected to be materially different than the table in Note 1 and is dependent on levels of share-based payments granted in the future.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of October 1, 2006. We will apply the requirements of SFAS No. 154 on any changes in accounting principles made on or after October 1, 2006.

On October 22, 2004 the American Jobs Creation Act of 2004 was passed and is effective for fiscal 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities and a special one-time tax deduction on the repatriation of foreign earnings. We are assessing the impact of this change in tax on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005 and did not have a material impact on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after

June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 on October 1, 2005 did not have a material impact on our financial position, results of operations or cash flows.

                               STEEL TECHNOLOGIES INC.
                           Consolidated Balance Sheets
                          (In thousands, except shares)

                                                         September 30
                                                  --------------------------
                                                     2005            2004
----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents....................   $  30,991       $   2,273
  Trade accounts receivable, less
    allowance for doubtful accounts:
    $4,903 in 2005 and $3,318 in 2004..........     112,033         123,546
  Inventories..................................     121,423         178,490
  Deferred income taxes........................       1,621           2,025
  Prepaid expenses and other assets............       6,289           5,629
                                                  ---------       ---------
      Total current assets ....................     272,357         311,963
                                                  ---------       ---------
Property, plant and equipment (at cost), net of
   accumulated depreciation                         110,501         108,593
                                                  ---------       ---------
Investments in and advances to unconsolidated
   affiliates..................................      25,182          22,312
Goodwill.......................................      18,148          18,148
Other assets ..................................       2,751           1,544
                                                  ---------       ---------
                                                  $ 428,939       $ 462,560
                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $  59,559       $  90,859
   Accrued liabilities ........................      13,394          13,511
   Income taxes payable .......................       1,244           6,278
   Deferred income taxes ......................         254           5,735
                                                  ---------       ---------
      Total current liabilities ...............      74,451         116,383

Long-term debt ................................      80,000         114,000
Deferred income taxes .........................      15,972          12,114
Other long-term liabilities                           3,757           1,814
                                                  ---------       ---------
     Total liabilities ........................     174,180         244,311
                                                  ---------       ---------
Commitments and contingencies .................

Shareholders' equity:
   Preferred stock, no par value;
     500,000 shares authorized;
     none issued or outstanding ...............         -              -
   Common stock, no par value; 50,000,000 shares
     authorized; issued and outstanding shares:
     12,927,826 in 2005 and 12,804,073 in 2004       70,662          69,466
   Treasury stock at cost: 2,635,114 shares in
     2005 and 2,626,742 shares in 2004 ........     (24,475)        (24,238)
   Additional paid-in capital .................       5,494           5,170
   Retained earnings ..........................     207,116         174,025
   Accumulated other comprehensive loss .......      (4,038)         (6,174)
                                                  ---------       ---------
     Total shareholders' equity ...............     254,759         218,249
                                                  ---------       ---------
                                                  $ 428,939       $ 462,560
                                                  =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                            STEEL TECHNOLOGIES INC.
                        Consolidated Statements of Income
                    (In thousands, except per share results)

                                          For the Years Ended September 30
                                          --------------------------------
                                             2005        2004       2003
--------------------------------------------------------------------------
Sales ..................................   $1,001,791  $786,852   $512,704
Cost of goods sold .....................      909,972   695,684    467,780
                                           ----------  --------   --------
  Gross profit .........................       91,819    91,168     44,924
Selling, general and administrative
  expenses .............................       37,267    34,347     28,153
Equity in net income of
  unconsolidated affiliates ............        4,937     2,852      1,058
                                           ----------  --------   --------
  Operating income .....................       59,489    59,673     17,829
Interest expense, net...................        4,626     4,029      4,906
Loss (gain) on disposals/writeoffs of
  property, plant and equipment ........           56        32       (369)
                                           ----------  --------   --------
  Income before income taxes ...........       54,807    55,612     13,292
Provision for income taxes .............       18,494    20,406      4,140
                                           ----------  --------   --------
  Net income ...........................   $   36,313  $ 35,206   $  9,152
                                           ==========  ========   ========
Diluted weighted average number of common
  shares outstanding ...................       13,098    11,533      9,899
                                           ----------  --------   --------
Diluted earnings per common share ......   $     2.77  $   3.05   $   0.92
                                           ----------  --------   --------
Basic weighted average number of common
  shares outstanding ...................       12,894    11,284      9,748
                                           ----------  --------   --------
Basic earnings per common share ........   $     2.82  $   3.12   $   0.94
                                           ----------  --------   --------


                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                           For the Years Ended September 30
                                           --------------------------------
                                             2005       2004       2003
---------------------------------------------------------------------------
Net income .............................   $ 36,313   $ 35,206   $  9,152
  Foreign currency translation
    adjustment .........................      2,021       (902)    (2,201)
  Change in unrealized gain or loss on
    cash flow hedges, net of tax expense
    of $70 in 2005, $92 in 2004 and
    $287 in 2003 .......................        115        160        460
                                           --------   --------    -------
     Net other comprehensive income (loss)    2,136       (742)    (1,741)
                                           --------   --------    -------
Comprehensive income ...................   $ 38,449   $ 34,464   $  7,411
                                           ========   ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Consolidated Statements of Shareholders' Equity
                    (In thousands, except per share amounts)

                                                          For the Years Ended September 30, 2005, 2004 and 2003
                                     -----------------------------------------------------------------------------------------------

                                        Common Stock         Treasury Stock                                Accumulated
                                     ------------------   --------------------   Additional                   Other
                                                                                   Paid-In    Retained     Comprehensive
                                      Shares    Amount      Shares    Amount       Capital    Earnings        Loss          Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 2002 ......    9,663   $ 18,733     2,519   $(22,090)     $  4,909      $133,869      $ (3,691)    $131,730
Net income ........................                                                                9,152                      9,152
Net issuance of common stock under
   incentive stock option plan.....      102      1,638        55     (1,079)                                                   559
Tax effect of options exercised -
   disqualifying dispositions......                                                    189                                      189
Cash dividends on common stock
  ($.20 per share).................                                                               (1,948)                    (1,948)
Foreign currency translation.......                                                                             (2,201)      (2,201)
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                                460          460
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2003 ......    9,765     20,371     2,574    (23,169)        5,098       141,073        (5,432)     137,941
Net income ........................                                                               35,206                     35,206
Net issuance of common stock under
   public offering................     2,905     47,322                                                                      47,322
Net issuance of common stock under
   incentive stock option plan.....      134      1,773        53     (1,069)                                                   704
Tax effect of options exercised -
   disqualifying dispositions......                                                     72                                       72
Cash dividends on common stock
  ($.20 per share).................                                                               (2,254)                    (2,254)
Foreign currency translation.......                                                                               (902)        (902)
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                                160          160
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2004 ......   12,804     69,466     2,627    (24,238)        5,170       174,025        (6,174)     218,249
Net income ........................                                                               36,313                     36,313
Net issuance of common stock under
   incentive stock option plan.....      124      1,196         8       (237)                                                   959
Tax effect of options exercised -
   disqualifying dispositions......                                                    324                                      324
Cash dividends on common stock
  ($.25 per share).................                                                               (3,222)                    (3,222)
Foreign currency translation.......                                                                              2,021        2,021
Change in unrealized gain on cash
  flow hedges, net of tax .........                                                                                115          115
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2005 ......   12,928   $ 70,662     2,635   $(24,475)     $  5,494      $ 207,116     $ (4,038)    $254,759
                                     =======   ========     =====   ========      ========      =========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                            STEEL TECHNOLOGIES INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                For the Years Ended September 30
                                                --------------------------------
                                                  2005      2004        2003
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................  $ 36,313    $ 35,206   $   9,152
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation ..........................    15,306      14,889      13,878
      Deferred income taxes .................    (1,606)      2,241       1,315
      Equity in net income of
        unconsolidated affiliates ...........    (4,937)     (2,852)     (1,058)
      Provision for bad debts ...............     1,094       1,710       1,274
      Loss (gain) on disposals/writeoffs of
        property, plant and equipment .......        56          32        (369)
      Increase (decrease) in cash resulting
        from changes in:
          Trade accounts receivable .........    11,489     (51,248)     (2,222)
          Inventories .......................    58,146     (94,769)      3,608
          Prepaid expenses and other assets .      (877)     (2,053)     (1,805)
          Accounts payable ..................   (31,911)     41,638     (15,193)
          Income taxes payable ..............    (4,894)      7,145      (2,934)
          Accrued liabilities ...............     1,042       5,033         456
                                                --------    --------    --------
Net cash provided by (used in) operating
  activities ................................    79,221     (43,028)      6,102
                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.   (17,343)    (17,255)    (14,637)
  Proceeds from sale of property,
    plant and equipment .....................       602         -         2,603
  Acquisition................................       -           -        (9,825)
  Distributions from unconsolidated
    affiliates...............................       -           211          45
  Investment in and advances to
    unconsolidated affiliates................     2,000         -        (2,000)
                                                --------    --------    --------
Net cash used in investing activities .......   (14,741)    (17,044)    (23,814)
                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ..............    88,000      88,000      58,500
  Principal payments on long-term debt ......  (122,000)    (74,400)    (38,759)
  Cash dividends on common stock ............    (3,222)     (2,254)     (1,948)
  Net issuance of common stock ..............       959      48,026         559
 Other ......................................       -           175         175
                                                --------    --------    --------
Net cash (used in) provided by financing
  activities ................................    (36,263)    59,547      18,527
                                                --------    --------    --------
Effect of exchange rate changes on cash .....        501         40        (184)
                                                --------    --------    --------
Net increase (decrease) in cash and
  cash equivalents ..........................     28,718       (485)        631
Cash and cash equivalents, beginning of year.      2,273      2,758       2,127
                                                --------    --------    --------
Cash and cash equivalents, end of year ......   $ 30,991   $  2,273    $  2,758
                                                ========    ========    ========

Supplemental Cash Flow Disclosures:
  Cash payments for interest ................   $  3,994   $  4,200    $  4,878
  Cash payments for taxes ...................   $ 24,971   $ 10,941    $  5,636

Supplemental Schedule of Noncash Investing and Financing Activities:
  Fair value of assets acquired..............   $    -     $    -      $  9,845
  Liabilities assumed .......................        -          -            20
                                                --------    --------    --------
  Net cash paid .............................   $    -     $    -      $  9,825
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

Depreciation and Amortization: Depreciation is computed using the straight-line method with the following estimated useful lives:

         Buildings and improvements  10 - 25 years
         Machinery and equipment      3 - 12 years

When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in results of operations. Maintenance and repairs are expensed in the year incurred. The Company capitalizes interest costs as part of the cost of constructing major facilities. Interest costs of $290,000, $178,000 and $167,000 were capitalized in 2005, 2004 and 2003, respectively.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired through acquisitions accounted for using the purchase method of accounting. Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" and ceased amortization of goodwill. Under SFAS No. 142, goodwill is no longer amortized but is tested for impairment annually using a fair-value based approach. The annual impairment test was performed during the fourth quarter of fiscal 2005 and no impairments were indicated.

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

Shipping and Handling Fees and Costs: Shipping and handling fees billed to customers are included in sales and shipping and handling costs incurred by the Company are included in cost of goods sold.

Advertising Expense:  The Company expenses advertising costs as incurred.

Stock-Based Compensation: At September 30, 2005, the Company had stock-based compensation plans which are described more fully in Note 14. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense has been recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per share would have been impacted as follows (in thousands except per share data):


                                              For the Years Ended September 30
                                              --------------------------------
(In thousands, except per share results)           2005       2004       2003
------------------------------------------------------------------------------
Net income - as reported                         $36,313    $35,206    $9,152
Total stock-based employee compensation expense
  (benefit) determined under fair value based
  method for all awards, net of taxes                205        395       160
                                                 -------    -------   -------
Net income - pro forma                           $36,108    $34,811    $8,992
                                                 =======    =======   =======
Diluted net income per share - as reported       $ 2.77     $  3.05    $ 0.92
Diluted net income per share - pro forma         $ 2.76     $  3.02    $ 0.91
Basic net income per share - as reported         $ 2.82     $  3.12    $ 0.94
Basic net income per share - pro forma           $ 2.80     $  3.08    $ 0.92

The Company adopted SFAS No. 123(R), "Share-Based Payment," on October 1, 2005 and the adoption of SFAS No. 123(R) did not have a material impact on our financial position, results of operations or cash flows (see Note 18). Stock option expense after the adoption of SFAS No. 123(R) is not expected to be materially different than the table above and is dependent on levels of share-based payments granted in the future.

Self-Insurance: The Company is self-insured for employees' medical claims and participates in an insurance captive for workers' compensation, general liability and automobile insurance claims, with stop-loss coverage provided by a commercial insurer. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into account valuations from third party actuaries, current and historical trends and changes in our business and workforce. The accruals for self-insurance could be affected if future occurrences and claims are different from assumptions used and historical trends.

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

Foreign Currency Translation: The Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of the Mexican subsidiary are translated into U.S. dollars at the year-end rate of exchange, and revenues and expenses are translated at average rates of exchange in effect during the period. Resulting translation adjustments are reported as a component of comprehensive income. Foreign currency transaction (losses) gains are included in sales when incurred and were ($855,000), $468,000 and $353,000 for the fiscal years ending 2005, 2004 and 2003, respectively.

Comprehensive Loss: Accumulated other comprehensive loss consists of the following:


                                                           September 30
                                                  ------------------------------
      (In thousands)                                     2005        2004
      --------------------------------------------------------------------------

      Cumulative translation adjustment                 $4,153      $6,174
      Unrealized gain on cash flow hedges, net of tax     (115)        -
                                                        ------      ------
                                                        $4,038      $6,174
                                                        ======      ======


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


                                                 September 30
                                                 ------------
     (In thousands, except per share data)           2003
     --------------------------------------------------------
     Sales                                          $524,368
     Net income                                     $  9,039
     Diluted net income per share                   $   0.91
     Basic net income per share                     $   0.93

This pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results.


3.  INVENTORIES:
Inventories consist of:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2005         2004
    ----------------------------------------------------------------------------

    Raw materials                                       $  86,496    $ 132,570
    Finished goods and work in process                     34,927       45,920
                                                        ---------    ---------
                                                        $ 121,423    $ 178,490
                                                        =========    =========

4.  PROPERTY,  PLANT AND  EQUIPMENT:
Property, plant and equipment and related accumulated depreciation consist of the following:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2005         2004
    ----------------------------------------------------------------------------

    Land and improvements                               $  6,344     $  6,283
    Buildings and improvements                            73,979       65,847
    Machinery and equipment                              157,425      151,641
    Construction in progress                               7,646        9,124
                                                        --------     --------
                                                         245,394      232,895
    Less accumulated depreciation                        134,893      124,302
                                                        --------     --------
                                                        $110,501     $108,593
                                                        ========     ========

5. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES:
Mi-Tech Steel, Inc. (Mi-Tech Steel) owns and operates five high-volume steel processing facilities to serve Japanese and domestic automotive and appliance parts manufacturers in the United States. Summarized condensed consolidated financial information of Mi-Tech Steel, a fifty percent owned company accounted for by the equity method follows:

                                                              September 30
                                                        ------------------------
    BALANCE SHEETS (In thousands)                         2005           2004
    ----------------------------------------------------------------------------

        Assets:
           Current assets                               $ 82,596        $ 98,154
           Other  assets                                  31,076          33,436
        Liabilities:
           Current liabilities                          $ 36,726        $ 65,786
           Long-term liabilities                          30,457          28,654


                                            For the Years Ended September 30
                                         ---------------------------------------
    STATEMENTS OF INCOME (In thousands)      2005        2004         2003
    ----------------------------------------------------------------------------

        Net Sales                          $297,877     $209,972     $142,559
        Gross profit                       $ 25,107     $ 15,672     $  8,829
        Net Income                         $  9,310     $  5,109     $  1,581

The Company's equity in undistributed net income of Mi-Tech Steel was $13,631,000 and $8,976,000 at September 30, 2005 and 2004, respectively. While distributions from Mi-Tech Steel are permitted if authorized by Mi-Tech Steel's Board of Directors, such distributions are restricted by one of Mi-Tech Steel's loan agreements by limiting distributions to 15% of Mi-Tech Steel's net income in any fiscal year.

Pursuant to an agreement, the Company loaned Mi-Tech Steel $2,000,000 on September 30, 2003. The loan and accrued interest of $139,000 were repaid on June 30, 2005.

The Company has various other transactions with Mi-Tech Steel. Both the Company and Mi-Tech Steel buy and sell products and services at prevailing market prices from each other. Beginning in February 2005, the Company incurred expenses from Mi-Tech Steel for toll processing and storage services provided at its Decatur, Alabama facility at agreed upon rates. Prior to February 2005, Mi-Tech Steel was reimbursed for operating costs incurred at its Decatur, Alabama facility by its owners. Equity in the net income of Mi-Tech Steel and management fee income are also included in operating income of the Company. A summary of transactions between the Company and Mi-Tech Steel during fiscal 2005, 2004 and 2003 follows:

                                            For the Years Ended September 30
                                         ---------------------------------------
(In thousands)                                2005        2004         2003
--------------------------------------------------------------------------------
Sales to and management fee income
   from Mi-Tech Steel                      $3,736       $2,881       $2,672
Purchases from and expense reimbursements
   to Mi-Tech Steel                        $2,102       $1,688       $  817
Interest income from Mi-Tech Steel         $   72       $   67       $  -
Equity in net income of Mi-Tech Steel      $4,655       $2,555       $  790

As a result of the transactions above, accounts receivable from Mi-Tech Steel was $302,000 and $612,000 as of September 30, 2005 and 2004, respectively. Accounts payable to Mi-Tech Steel was $103,000 and $1,647,000 as of September 30, 2005 and 2004, respectively.

6.  LONG-TERM DEBT:
Long-term debt consists of the following:

                                                            September 30
                                                   -----------------------------
(In thousands)                                          2005           2004
--------------------------------------------------------------------------------
Notes payable to bank, unsecured under current line
   of credit; interest rates at September 30, 2005
   was 4.29% and in 2004 ranged from 3.20% to 4.75%    $  30,000    $114,000
Series A Senior Notes payable, unsecured, due
   October 2011; interest due semiannually at 5.33%       10,000         -
Series B Senior Notes payable, unsecured, due
   October 2014; interest due semiannually at 5.75%       40,000         -
                                                       ---------    --------
                                                          80,000     114,000
        Less amount due within one year                      -           -
                                                       ---------    --------
                                                       $  80,000    $114,000
                                                       =========    ========

In September 2004, the Company entered into a $135,000,000 unsecured revolving credit facility with its existing bank group which matures in September 2009. Under certain circumstances, the new facility can be expanded to $200,000,000. Interest on the facility is paid with various variable options on the interest rate, none of which are greater than the bank's prime. The Company can elect to use both the LIBOR based interest rate and the prime interest rate on its outstanding borrowings under the agreement. At September 30, 2005, there was $30,000,000 outstanding on this credit facility.

In October 2004, the Company issued $50,000,000 in unsecured senior notes. The notes are comprised of $10,000,000 of 5.33% Series A Senior Notes due October 21, 2011 and $40,000,000 of 5.75% Series B Senior Notes due October 21, 2014.

Provisions contained in the Company's revolving credit facility and unsecured senior notes require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit capital expenditures, operating leases, capital leases and additional debt. The Company estimates that the fair value of fixed interest debt instruments approximates $49,638,000 at September 30, 2005. The fair value of the Company's debt is estimated based on quoted market rates or current rates offered to the Company on comparable remaining maturities.

The aggregate amount of all long-term debt to be repaid for the years following September 30, 2005 is (in thousands):


       2006 - 2008         $       -
       2009                     30,000
       2010                        -
       Thereafter               50,000
                           -----------
                           $    80,000
                           ===========

Subsequent to year end, on October 11, 2005, the Company amended its unsecured revolving credit facility with its existing banking group to extend the maturity date to October 2010 and improve interest rates.

7.  FINANCIAL INSTRUMENTS:
In order to mitigate a portion of the market risk on its variable rate debt, the Company entered an interest rate swap contract with a major financial institution on June 20, 2005. The interest rate swap contract will commence December 8, 2005. Under the terms of the contract, which matures in September 2008, the Company will receive a LIBOR based variable interest rate (3.54% at September 30, 2005) and pay a fixed interest rate of 4.31% on a notional amount of $30,000,000. Two interest rate swap contracts were also entered into in August 2001. Under the terms of the first contract, which matured in August 2003, the Company received a LIBOR based variable rate and paid a fixed interest rate of 4.24% on a notional amount of $15,000,000. Under the terms of the second contract, which matured in February 2004, the Company received a LIBOR based variable rate and paid a fixed interest rate of 4.48% on a notional amount of $15,000,000. The variable interest rates paid on these contracts are determined based on LIBOR on the last day of the applicable borrowing period, which is consistent with the variable rate determination on the underlying debt.

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. SFAS No. 133 requires all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive income and recognized in the income statement along with the related results of the hedged item. SFAS No. 133 requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for hedge accounting treatment.

The Company designated its interest rate swap contracts as a cash flow hedge of anticipated interest payments under its variable rate line of credit agreement. Gains and losses on these swaps are recorded in accumulated other comprehensive income and are reclassified into net income as interest expense, net in the periods in which the related variable interest is paid. The Company estimates that the fair value of the interest rate swap contract approximates $185,000 at September 30, 2005. The fair value of this contract debt is estimated based on quoted market rates on contracts with comparable remaining maturities. The Company expects to reclassify approximately $39,000 of the $115,000 recorded in accumulated other comprehensive loss into net income as a reduction of interest expense, net during fiscal 2006.

8. SHAREHOLDERS' EQUITY:
In March 2004, the Company completed a public stock offering of 2,905,000 shares of common stock at a price of $17.25. The Company realized net proceeds of approximately $47,322,000 from this offering.

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

The Company's Articles of Incorporation authorized 500,000 shares of no par value preferred stock, of which 200,000 shares have been reserved and designated Series A 1998 junior participating preferred stock for possible issuance under the Company's shareholder rights plan. As of September 30, 2005, no preferred shares have been issued.

9.  RETIREMENT PLAN:
The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation, as the plan requires the Company to match a certain portion of the employees' contributions. Total retirement plan expense was $1,421,000, $1,177,000 and $1,015,000 in 2005,
2004 and 2003, respectively. The Company follows the policy of funding retirement plan contributions as accrued.

10.  INCOME TAXES:
The following table represents the components of the provision for income taxes:


                                             For the Years Ended September 30
                                         ---------------------------------------
     (In thousands)                          2005         2004         2003
     ---------------------------------------------------------------------------

     Current:
       Federal                             $15,237      $15,453      $ 3,043
       State and local                       2,346        1,882          160
       Foreign                               2,517          830         (378)
                                           -------      -------      -------
                                            20,100       18,165        2,825
                                           =======      =======      =======

     Deferred:
        Federal                               (736)        (141)         166
        State and local                        (89)         (11)          14
        Foreign                               (781)       2,393        1,135
                                           -------     --------     --------
                                            (1,606)       2,241        1,315
                                           -------     --------     --------
                                           $18,494      $20,406      $ 4,140
                                           =======     ========     ========


Net income before income taxes in the United States was $47,235,000, $46,814,000 and $10,669,000 in 2005, 2004 and 2003, respectively. Net income before income taxes in Mexico was $7,572,000, $8,798,000 and $2,623,000 in 2005, 2004 and
2003, respectively.

The Company's share of undistributed earnings of the Company's foreign subsidiary of approximately $23,000,000 and $17,104,000 at September 30, 2005 and 2004, respectively, are considered to be indefinitely reinvested. Accordingly, the calculation of and provision for deferred taxes are not practicable. Upon distribution of those earnings in the form of dividends or otherwise, the earnings may become taxable.

Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the recognition of revenues and expenses for tax and financial statement purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:



                                                            September 30
                                                   -----------------------------
        (In thousands)                                 2005           2004
        ------------------------------------------------------------------------
        Deferred tax assets:
          Inventory capitalization                 $    386         $    417
          Provision for doubtful accounts             1,331            1,026
          Non deductible liabilities                    830            1,120
          Other                                          54               51
                                                   ---------        ---------
             Total deferred tax assets                2,601            2,614
                                                   ---------        ---------
        Deferred tax liabilities:
          Accelerated depreciation                    9,758           11,126
          Assets deductible for tax purposes          5,970            6,241
          Undistributed earnings of
            unconsolidated affiliate                  1,409              979
          Other                                          69               92
                                                   ---------        ---------
             Total deferred tax liabilities          17,206           18,438
                                                   ---------        ---------
        Net deferred tax liabilities               $ 14,605         $ 15,824
                                                   =========        =========


A reconciliation of the provision for income taxes with amounts computed by applying the federal statutory rate to income before income taxes follows:

                                             For the Years Ended September 30
                                             --------------------------------
                                               2005       2004       2003
                                               ----       ----       ----
    Tax at U.S. federal statutory rate         35.0%      35.0%      34.0%
    State and local income taxes, net
       of U.S. federal tax benefit              2.2        2.8        3.1
    Equity in net income of
       unconsolidated affiliates               (2.5)      (1.4)      (2.2)
    Revision of prior year income tax
       estimates and adjustment for
       state income tax matter                  1.0         -        (4.2)
    Reduction in foreign statutory
       income tax rate                         (1.5)      (0.2)      (0.6)
    Other, net                                 (0.5)       0.5        1.0
                                               ----       ----       ----
                                               33.7%      36.7%      31.1%
                                               ====       ====       ====

11.  SEGMENT INFORMATION:
The Company operates in one reportable segment as an intermediate processor of flat rolled steel. Sales are attributed to countries based on the location of the facility which fulfilled the customers' order. The following table summarizes the Company's sales and long-lived assets by geographic region for the years ending September 30, 2005, 2004 and 2003.


(In thousands)                      2005             2004              2003
--------------------------------------------------------------------------------
Sales:
   United States                  $ 855,836        $ 685,074         $ 455,391
   Mexico                           145,955          101,778            57,313
                               --------------   --------------    --------------
     Total                       $1,001,791        $ 786,852         $ 512,704
                               ==============   ==============    ==============


The following table summarizes the Company's long-lived assets by geographic region at September 30, 2005 and 2004.


(In thousands)                      2005             2004
---------------------------------------------------------------
Long-lived assets:
   United States                  $ 117,860        $ 116,278
   Mexico                            10,789           10,463
                               --------------   ---------------
     Total                        $ 128,649        $ 126,741
                               ==============   ===============

12.  OPERATING LEASES:
The Company leases certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $1,997,000, $1,767,000 and $1,540,000 for the years ended September 30,
2005, 2004 and 2003, respectively. Future minimum lease payments for non-cancelable operating leases having a remaining term in excess of one year at September 30, 2005 are as follows:

                  2006               $1,173,000
                  2007                1,081,000
                  2008                  955,000
                  2009                  658,000
                  2010                  221,000
                  Thereafter             45,000
                                  --------------
                  Total              $4,133,000
                                  ==============

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

There were no options granted during 2005 and 2004. The fair value of options granted during 2003 was $6.13 per share.

The summary of the status of all of the Company's stock incentive plans as of September 30, 2005, 2004 and 2003 and changes during the years then ended is presented below:


                                                                     Weighted
                                                                      Average
                                Shares Under    Range of Option      Exercise
                                   Plans        Prices Per Share       Price
                                ------------  ---------------------  --------
   Balance, September 30, 2002     570,650    $  5.34  -  $   12.00  $  8.94
   Granted                         195,000    $ 10.49  -  $   11.54  $ 10.72
   Exercised                      (150,385)   $  5.34  -  $   11.63  $ 10.33
   Canceled                         (1,000)        $  11.38          $ 11.38
                                   -------    ---------------------  -------
   Balance, September 30, 2003     614,265    $  5.34  -  $   12.00  $  9.16
   Granted                             -               -                  -
   Exercised                      (182,006)   $  5.34  -  $   12.00  $  9.27
   Canceled                            -               -                  -
                                   -------    ---------------------  -------
   Balance, September 30, 2004     432,259    $  5.34  -  $   11.94  $  9.11
   Granted                             -               -                  -
   Exercised                      (127,759)   $  5.34  -  $   11.63  $  8.60
   Canceled                            -               -                  -
                                   -------    ---------------------  -------
   Balance, September 30, 2005     304,500    $  5.34  -  $   11.94  $  9.32
                                   =======    =====================  =======

The following table summarizes information about stock options outstanding and exercisable:

                                         September 30, 2005
                 ---------------------------------------------------------------
                           Options Outstanding:            Options Exercisable:
                 ------------------------------------  -------------------------
                                 Weighted
                                 Average    Weighted
                      Number    Remaining    Average    Number
     Range of      Outstanding  Contracted  Exercise  Exercisable   Weighted
  Exercise Prices  at 9/30/05     Life       Price    at 9/30/05  Exercise Price
--------------------------------------------------------------------------------
 $ 5.34 - $ 8.00      86,200        5.12     $ 5.34      43,400     $ 5.34
 $ 8.00 - $11.94     218,300        5.82     $10.89     105,500     $11.12
----------------     -------    ----------   ------     -------    -------
 $ 5.34 - $11.94     304,500        5.62     $ 9.32     148,900     $ 9.43
================     =======    ==========   ======     =======    =======


At September 30, 2005, there were 91,000 shares available for granting of stock options under the Company's stock option plans. Subsequent to year end, on November 4, 2005, the Company granted the remaining 91,000 shares under the Company's stock option plans. All unexercised options expire from 2008 to 2014.

15.  NET INCOME PER SHARE COMPUTATIONS:
The following is a reconciliation of the numerator of the basic and diluted per share computations:

                                                         For the Years Ended
                                                           September 30
                                                     --------------------------
(In thousands, except per share results)             2005      2004       2003
-------------------------------------------------------------------------------
 Net income .....................................  $36,313   $ 35,206  $ 9,152

 Shares (denominator) used for diluted per share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    12,894    11,284     9,748
  Plus: dilutive effect of stock options ........       204       249       151
                                                    -------   -------   -------
      Adjusted weighted average shares ..........    13,098    11,533     9,899
                                                    -------   -------   -------
Shares (denominator) used for basic per share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    12,894    11,284     9,748

   Net income per share data:
      Basic .....................................   $  2.82   $  3.12   $  0.94
      Diluted ...................................   $  2.77   $  3.05   $  0.92


All outstanding options are included in the diluted earnings per share calculation above for the years ended September 30, 2005 and 2004. Options to purchase 175,665 shares for the year ended September 30, 2003 were excluded from the calculation above because the exercise prices of the options were greater than the average market price of the Company's stock during the periods.


16.  RELATED PARTY TRANSACTIONS:
The Company has various transactions with Mi-Tech Steel (see Note 5).

The Company has recorded sales of $17,764,000, $18,369,000 and $6,936,000 in 2005, 2004 and 2003, respectively, and has accounts receivable of $2,508,000 and $4,714,000 as of September 30, 2005 and 2004, respectively, for scrap products sold to a company owned by certain officers and directors of the Company. Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2005, the Audit Committee reviewed and approved these transactions. The Company has the ability to continue or cease selling scrap steel to this company at any time.

17.  MAJOR CUSTOMERS:
Sales to one customer accounted for approximately 12% of the Company's sales in fiscal 2005. No single customer accounted for more than 10% of our sales in fiscal 2004 and 2003. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

18.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value based method.

SFAS No. 123(R) is effective for any annual period beginning after June 15, 2005 and permits public companies to choose between a "modified prospective" method and a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Under the "modified retrospective" method, compensation cost is recognized using the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either all prior periods presented or prior interim periods of the year of adoption.

The Company adopted SFAS No. 123(R) on October 1, 2005 and has chosen the "modified prospective" method. The adoption of SFAS No. 123(R) on October 1, 2005 did not have a material impact on our financial position, results of operations or cash flows. Stock option expense after the adoption of SFAS No. 123(R) is not expected to be materially different than the table in Note 1 and is dependent on levels of share-based payments granted in the future.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of October 1, 2006. The Company will apply the requirements of SFAS No. 154 on any changes in accounting principle made on or after October 1, 2006.

On October 22, 2004 the American Jobs Creation Act of 2004 was passed and is effective for fiscal 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities and a special one-time tax deduction on the repatriation of foreign earnings. The Company is assessing the impact of this change in tax law.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005 and did not have a material impact on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage, and requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 151 on October 1, 2005 did not have a material impact on our financial position, results of operations or cash flows.

              Management's Responsibility for Financial Information

Our management is responsible for the preparation, presentation, and integrity of the financial information presented in this Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), including amounts based on management's best estimates and judgments. In management's opinion, the consolidated financial statements fairly present the Company's financial position, results of operations and cash flows.

The Audit Committee of the Board of Directors, which is composed of independent directors, meets regularly with the independent registered public accounting firm, PricewaterhouseCoopers LLP, and representatives of management to review accounting, internal control structure, and financial reporting matters. PricewaterhouseCoopers LLP has full and free access to the Audit Committee. As set forth in our Code of Business Conduct, we are firmly committed to adhering to the highest standards of moral and ethical behaviors in all of our business activities.

        Management's Report on Internal Control Over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Under our supervision, and with the participation of management, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005 and the effectiveness of the Company's internal control over financial reporting have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who also audited the Company's consolidated financial statements, as stated in their report which appears on pages 30-31.




Bradford T. Ray
Chairman of the Board and Chief Executive Officer



Joseph P. Bellino
Chief Financial Officer

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Steel Technologies Inc.:

We have completed an integrated audit of Steel Technologies Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Steel Technologies Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing on page 29, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in "Internal Control - Integrated Framework" issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An  audit of  internal  control  over  financial  reporting  includes obtaining  an  understanding  of  internal  control  over  financial  reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.




PricewaterhouseCoopers LLP
Louisville, Kentucky
December 9, 2005

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2005, our debt is comprised of variable-rate borrowings under our line of credit facility and $50,000,000 in unsecured senior notes which have a weighted average fixed interest rate of 5.67%. As of September 30, 2005, there was $30,000,000 outstanding on the line of credit facility at a weighted average interest rate of 4.29%. Accordingly, we are exposed to market risks related to changes in interest rates. We continually monitor these risks and develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain derivative financial instruments to manage interest rate exposures. We do not enter into derivative financial instrument transactions for speculative purposes.

In order to mitigate a portion of the market risk on its variable rate debt, the Company entered an interest rate swap contract with major financial institutions on June 20, 2005. The interest rate swap contract will commence December 8, 2005. Under the terms of the contract, which matures in September 2008, the Company will receive a LIBOR based variable interest rate (3.54% as of September 30, 2005) and pay a fixed interest rate of 4.31% on a notional amount of $30,000,000. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of the applicable borrowing period, which is consistent with the variable rate determination on the underlying debt.

The following table summarizes principal cash flows of the Company's long-term debt, interest expense and interest rate swaps at September 30, 2005 by expected maturity dates. Interest expense below includes the estimated contractual interest payments under our debt agreements net of the effect of the associated interest rate swap agreement, assuming no change in the variable LIBOR rate or amounts outstanding under our existing debt agreements as of September 30, 2005.

(In thousands, except for interest rates)
-----------------------------------------

                                                                                                                          Fair
                                                                                                                         Market
                          2006         2007        2008         2009         2010       Thereafter         Total          Value
                        ---------    --------    ---------    ---------    --------    -------------    -----------    -----------
 Long-term debt
(fixed)                  $   -        $  -       $  -        $   -         $  -         $50,000         $50,000          $49,638
 Long-term debt
(variable)                   -           -          -         30,000          -             -            30,000           30,000
 Interest expense          4,313       4,351      4,332        4,013        2,833         9,969          29,811             n/a
 Interest rate swap           64          64         57          -            -             -               185              185


Subsequent to year end, on October 11, 2005, the Company amended its line of credit facility with its existing bank group to extend the maturity date to October 2010 and improve its interest rates.

Foreign Currency Risk

The translation of the assets and liabilities of our Mexican subsidiary from their local currencies to the U.S. dollar subjects us to exposure related to fluctuating exchange rates. We do not use any derivative instruments to manage this risk.

Our Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of our Mexican subsidiary are translated into U.S. dollars at the year-end rate of exchange. Resulting translation adjustments were $2,021,000, ($902,000) and ($2,201,000) during fiscal 2005, 2004 and 2003, respectively, and are reported in comprehensive income. A stronger exchange rate of the peso relative to the U.S. dollar of 1% at September 30, 2005 would result in additional comprehensive income of approximately $400,000. Likewise, a weaker exchange rate of the peso relative to the U.S. dollar of 1% at September 30, 2005 would result in additional comprehensive loss of approximately $400,000.

However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. The effect of the change in the exchange rate from the date a transaction is initiated until the date a transaction is settled with a cash receipt or cash payment is recorded as a
transaction  gain  or  loss  in  our  financial  statements.   Foreign  currency
transaction (losses) gains included in sales were $(855,000), $468,000 and $353,000 during fiscal 2005, 2004 and 2003, respectively. A stronger average exchange rate of the peso during fiscal 2005 relative to the U.S. dollar of 1% would result in additional foreign currency transaction losses of approximately $300,000. Likewise, a weaker average exchange rate of the peso during fiscal 2005 relative to the U.S. dollar of 1% would result in additional foreign currency transaction gains of approximately $300,000.

                                   EXHIBIT 21
                             STEEL TECHNOLOGIES INC.
                           SUBSIDIARIES AND AFFILIATES



                                                                                         Percentage of
                                                                                             Voting
                                                             Names Under                   Securities
                                 Jurisdiction of           Which Business                   Owned By
Name                              Incorporation             Transacted                     Registrant
-------------------------------------------------------------------------------------------------------------
Steel Technologies, LLC              South Carolina     Steel Technologies Carolinas    100%
(Formerly Steel Technologies
Carolinas, Inc.)

Steel Technologies Co.               Delaware           Steel Technologies              1% by Registrant;
(Formerly Steel Technologies, L.P.)                                                     99% by General Partner
                                                                                        Steel Technologies, LLC

Steel Technologies Corp.             Ohio               Steel Technologies Ohio         100%
(Formerly Roberts Steel
Company; Steel Technologies,
LLC (Ohio) was merged into
Steel Technologies Corp.
on January 12, 2005.)

Steel Technologies Ohio, Inc.        Ohio                                               100%
(Formerly Southern Strip Steel-
Columbus, Inc.)

Custom Steel, Inc.                   Kentucky           Custom Steel                    100%

Steel Technologies de                Mexico             Steel Technologies de Mexico     90%
Mexico, S.A. de C.V.
(Formerly Transformadora y
Commercializadora de
Metales, S.A. de C.V.)

Mi-Tech Steel, Inc.                  Delaware           Mi-Tech Steel, Inc.              50%

Ferrolux Metals Co., LCC             Ohio               Ferrolux                         49%

                                   EXHIBIT 23
            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-21279, 333-21359, 333-91798, 333-118548,
and 333-123334) of Steel Technologies Inc. and its subsidiaries of our report dated December 9, 2005 relating to the consolidated financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated December 9, 2005 relating to the financial statement schedule, which appears in this Form 10-K.







/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
December 9, 2005

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this annual report on Form 10-K of Steel Technologies Inc. for the fiscal year ended September 30, 2005;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: December 9, 2005

/s/ Bradford. T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph P. Bellino, certify that:

1. I have reviewed this annual report on Form 10-K of Steel Technologies Inc. for the fiscal year ended September 30, 2005;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  December 9, 2005

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Annual Report on Form 10-K of the Company for the year ended September 30, 2005 (the Report):


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Report.

/s/ Bradford T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer
Date: December 9, 2005

                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Joseph P. Bellino, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Annual Report on Form 10-K of the Company for the year ended September 30, 2005 (the Report):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Report.

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief  Financial  Officer
Date: December 9, 2005