Form 10-Q
period 2005-12-31
STEEL TECHNOLOGIES INC
filed 2006-02-08
CIK 771790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2005

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

There were 12,947,372 shares outstanding of the Registrant's common stock as of January 31, 2006.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        December 31, 2005 and September 30, 2005 ..........................  3

        Condensed Consolidated Statements of Income and
        Comprehensive Income Three Months Ended
        December 31, 2005 and 2004 ........................................  4

        Condensed Consolidated Statements of Cash Flows Three Months
        Ended December 31, 2005 and 2004 ..................................  5

        Notes to Condensed Consolidated Financial Statements .............. 6-11

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................12-19

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .............................................................. 19

Item 4. Controls and Procedures ........................................... 20

PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ............... 20

Item 6. Exhibits .......................................................... 21

Signature ................................................................. 21

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands, except shares)                          December 31  September 30
(Unaudited)                                               2005          2005
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $  17,524       $  30,991
   Trade accounts receivable, net ..............         98,639         112,033
   Inventories .................................        154,662         121,423
   Deferred income taxes .......................            590             605
   Prepaid expenses and other assets ...........          6,488           6,289
                                                      ---------       ---------
      Total current assets .....................        277,903         271,341
                                                      ---------       ---------

Property, plant and equipment, net .............        112,961         110,501
Investments in unconsolidated affiliates .......         26,031          25,182
Goodwill .......................................         18,148          18,148
Other assets ...................................          3,020           2,751
                                                      ---------       ---------
                                                      $ 438,063       $ 427,923
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  67,574       $  59,559
   Accrued liabilities .........................         11,545          13,394
   Income taxes payable ........................          2,267           1,244
   Deferred income taxes .......................            193             254
                                                      ---------       ---------
      Total current liabilities ................         81,579          74,451
                                                      ---------       ---------

Long-term debt .................................         80,000          80,000
Deferred income taxes ..........................         14,526          14,956
Other long-term liabilities.....................          4,234           3,757
                                                      ---------       ---------
      Total liabilities ........................        180,339         173,164
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....            -               -
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding shares:
    12,942,028 at December 31, 2005 and
    12,927,826 at September 30, 2005............         70,808          70,662
   Treasury stock at cost:  2,635,513 shares at
    December 31, 2005 and 2,635,114 at September
    30, 2005....................................        (24,486)        (24,475)
   Additional paid-in capital ..................          5,864           5,494
   Retained earnings ...........................        208,409         207,116
   Accumulated other comprehensive loss ........         (2,871)         (4,038)
                                                      ---------       ---------
      Total shareholders' equity ...............        257,724         254,759
                                                      ---------       ---------
                                                      $ 438,063       $ 427,923
                                                      =========       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except per share data)      For The Three Months Ended
(Unaudited)                                       December 31
----------------------------------------------------------------------
                                               2005          2004
                                         -----------------------------
Sales ................................      $212,554       $254,016
Cost of goods sold ...................       199,367        221,570
                                            --------       --------
   Gross profit ......................        13,187         32,446

Selling, general and
   administrative expenses ...........         8,758         10,121
Equity in net income of unconsolidated
   affiliates ........................           848          1,471
                                            --------       --------
   Operating income ..................         5,277         23,796

Interest expense, net ................           699          1,179
                                            --------       --------
   Income before income taxes ........         4,578         22,617

Provision for income taxes ...........         1,344          8,100
                                            --------       --------
    Net income .......................      $  3,234       $ 14,517
                                            ========       ========
Weighted average number of common
   shares outstanding-diluted ........        13,085         13,090
                                            ========       ========

Diluted earnings per common share ....      $   0.25       $   1.11
                                            ========       ========

Weighted average number of common
   shares outstanding-basic ..........        12,936         12,840
                                            ========       ========

Basic earnings per common share ......      $   0.25       $   1.13
                                            ========       ========

Cash dividends per common share ......      $   0.15       $   0.10
                                            ========       ========


            Condensed Consolidated Statements of Comprehensive Income

(In thousands)                            For The Three Months Ended
(Unaudited)                                       December 31
----------------------------------------------------------------------
                                              2005           2004
                                         -----------------------------
Net income ...............................  $  3,234       $ 14,517
  Foreign currency translation
        adjustment .......................     1,080            498
  Change in unrealized gain or loss on
        cash flow hedges, net of taxes ...        87            -
                                            --------       --------
Net other comprehensive income ...........     1,167            498
                                            --------       --------
Comprehensive income .....................  $  4,401       $ 15,015
                                            ========       ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Three Months Ended
(Unaudited)                                                      December 31
--------------------------------------------------------------------------------
                                                             2005       2004
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $  3,234    $ 14,517
   Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation ...................................      4,025       3,619
       Stock-based compensation expense ...............        131         -
       Deferred income taxes ..........................       (663)       (512)
       Equity in net income of unconsolidated
        affiliates ....................................       (848)     (1,471)
       (Benefit) provision for bad debts ..............        (66)        370
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................     14,070       2,238
             Inventories ..............................    (32,771)    (18,904)
             Prepaids expenses and other assets .......       (702)       (144)
             Accounts payable .........................      7,720     (22,174)
             Income tax payable .......................      1,846       3,577
             Accrued liabilities ......................     (1,748)      1,176
                                                          --------    --------
Net cash used in operating activities .................     (5,772)    (17,708)
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (6,225)     (4,670)
                                                          --------    --------
Net cash used in investing activities .................     (6,225)     (4,670)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................        -        76,000
   Principal payments on long-term debt ...............        -       (50,000)
   Cash dividends on common stock .....................     (1,941)     (1,284)
   Net issuance of common stock .......................        135         359
   Excess tax benefits from stock options .............         14         -
                                                          --------    --------
Net cash (used in) provided by financing activities ...     (1,792)     25,075
                                                          --------    --------
Effect of exchange rate changes on cash ...............        322          75
                                                          --------    --------
Net (decrease) increase in cash and cash equivalents ..    (13,467)      2,772
Cash and cash equivalents, beginning of year ..........     30,991       2,273
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $ 17,524    $  5,045
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  1,446    $    836
                                                          ========    ========
Cash payment for income taxes .........................   $    241    $  4,330
                                                          ========    ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2005 and the condensed consolidated statements of income and comprehensive income for the three months ended December 31, 2005 and 2004, and condensed consolidated cash flows for the three months ended December 31, 2005 and 2004, have been prepared by Steel Technologies Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the operating results for the full year.

2.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation with no effect on net income or shareholders' equity.



3.  INVENTORIES

Inventories consists of:


(In thousands)                                       December 31   September 30
(Unaudited)                                             2005           2005
-------------------------------------------------------------------------------
Raw materials ....................................   $  100,374   $   86,496
Finished goods and work in process ...............       54,288       34,927
                                                     ----------   ----------
                                                     $  154,662   $  121,423
                                                     ==========   ==========


4.  STOCK OPTIONS

Under its employee stock option plans, the Company may grant employees incentive stock options to purchase shares at not less than 100% of market value at date of grant or non-qualified stock options at a price determined by the
Compensation Committee of the Company's Board of Directors. Generally, options are exercisable at the rate of 20% a year beginning one year from date of grant and expire ten years from the date of grant. On November 4, 2005, the remaining 91,000 shares available were granted at an average exercise price of $25.42.

On January 26, 2006, the shareholders of the Company voted to adopt the 2006 Restricted Stock Plan (the 2006 Plan), which was previously approved by the Board of Directors on November 4, 2005. The 2006 Plan authorizes the award of stock for up to 300,000 shares of the Company's Common Stock, no par value, which may be awarded as authorized, but unissued, shares. The terms of any award of shares will be determined by the Compensation Committee in its sole discretion at the time of the award. Unless otherwise specified by the Committee, none of the shares awarded shall be restricted for a period of less than one year or more than ten years. The number of shares which may be awarded to any single employee will not be limited by the 2006 Plan. None of the 300,000 shares have been awarded under the 2006 Plan as of December 31, 2005.

On October 1, 2005, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under this method, compensation cost is recognized for all share-based payments granted this fiscal year and for all unvested awards granted to employees prior to the adoption of SFAS No. 123(R). The Company recognizes compensation expense on a graded-vesting basis over the employee's vesting period. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated.

Since all outstanding options are incentive stock options, the Company does not receive any income tax deductions for options granted unless there is an exercise and disqualifying disposition of those shares as defined under current tax laws. Upon the occurrence of a disqualifying disposition, the Company recognizes the income tax benefit that corresponds to the cumulative book compensation cost as a reduction to income tax expense and any excess benefits are recorded as an addition to additional paid-in capital.

As a result of adopting SFAS No. 123(R), the Company recorded stock-based compensation expense of $131,000 in selling, general and administrative expenses for the quarter ended December 31, 2005. In addition, the Company recognized an income tax benefit of $31,000 during the quarter ended December 31, 2005, of which approximately $17,000 was recorded as a reduction in income tax expense.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the quarter ended December 31, 2005:


Expected dividend yield                    1.4%
Expected stock price volatility           46.0%
Weighted average risk-free interest rate   4.6%
Expected life option (years)               6.5

The assumptions for expected dividend yield, expected stock price volatility and expected life of options are based on historical trends.

The summary of the status of all of the Company's stock incentive plans as of December 31, 2005 and changes during the quarter ended December 31, 2005 are presented below.


                                                                     Weighted
                                  Shares                              Average
                                   Under        Range of Option      Exercise
                                   Plans        Prices Per Share       Price
   --------------------------------------------------------------------------
   Balance, September 30, 2005     304,500    $  5.34  -  $ 11.94    $ 9.32
   Granted                          91,000    $ 25.21  -  $ 27.73    $25.42
   Exercised                       (13,600)   $  5.34  -  $ 10.49    $ 8.75
   Canceled                            -               -               -
                                   -------    -------------------    -------
   Balance, December 31, 2005      381,900    $  5.34  -  $ 27.73    $13.18
                                   =======    ===================    =======

The following table summarizes information about stock options outstanding and exercisable:

                                         December 31, 2005
                 ---------------------------------------------------------------
                           Options Outstanding:            Options Exercisable:
                 ------------------------------------  -------------------------
                                 Weighted
                                 Average    Weighted
                      Number    Remaining    Average     Number     Weighted
     Range of      Outstanding  Contracted  Exercise  Exercisable   Exercise
  Exercise Prices  at 12/31/05     Life       Price    at 12/31/05   Price
--------------------------------------------------------------------------------
 $ 5.34 - $ 5.34      81,600        4.87     $ 5.34      81,600     $ 5.34
 $ 8.00 - $12.00     209,300        5.48     $10.91      96,500     $11.18
 $25.21 - $27.73      91,000        9.44     $25.42         -         -
----------------     -------    ----------   ------     -------    -------
 $ 5.34 - $27.73     381,900        6.29     $13.18     178,100     $ 8.50
================     =======    ==========   ======     =======    =======


All unexercised options expire from 2008 to 2015.

Prior to fiscal 2006, as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company followed the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense was recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per common share for the three months ended December 31, 2004 would have been impacted as follows:

(In thousands except per common share data)
(Unaudited)
----------------------------------------------------------

Net income - as reported                          $14,517
Total stock-based employee compensation expense
   determined under fair value method for all
   awards, net of taxes                                69
                                                  -------
Net income - pro forma                            $14,448
                                                  =======

Diluted net income per common share-as reported    $ 1.11
Diluted net income per common share-pro forma      $ 1.11
Basic net income per common share-as reported      $ 1.13
Basic net income per common share-pro forma        $ 1.13


5.  NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the denominator of the basic and diluted per common share computations:

                                                           Three Months Ended
(In thousands, except per common share data)                   December 31
(Unaudited)                                                  2005        2004
-------------------------------------------------------   ----------  ----------
Net income ............................................   $   3,234   $  14,517
                                                          ---------   ---------
Shares (denominator) used for diluted
   per common share computations:
    Weighted average shares of common  stock
        outstanding ...................................      12,936      12,840
    Plus: dilutive effect of stock options ............         149         250
                                                          ---------   ---------
           Diluted weighted average shares ............   $  13,085   $  13,090
                                                          ---------   ---------
Shares (denominator) used for basic per common
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      12,936      12,840
                                                          ---------   ---------
Net income per common share data:
    Diluted ...........................................   $    0.25   $    1.11
                                                          =========   =========
    Basic .............................................   $    0.25   $    1.13
                                                          =========   =========

Outstanding options of 7,500 shares were excluded from the diluted earnings per common share calculation for the three months ended December 31, 2005 because the exercise price of the options was greater than the average market price of the Company's stock. All outstanding options are included in the diluted earnings per common share calculation above for the three months ended December 31, 2004.

6.  RELATED PARTIES

Summarized condensed consolidated income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), a fifty percent owned unconsolidated affiliate accounted for by the equity method, follows:

                             Three Months Ended
(In thousands)                    December 31
(Unaudited)                   2005       2004
-------------------------   --------   --------
Sales                       $66,717     $70,541
Gross profit                  4,779       7,040
Net income                    1,538       2,801

The Company has various transactions with Mi-Tech Steel. Both the Company and Mi-Tech Steel buy and sell products and services at prevailing market prices from each other. Beginning in February 2005, the Company incurred expenses from Mi-Tech Steel for toll processing and storage services provided at its Decatur, Alabama facility at agreed upon rates. Prior to February 2005, Mi-Tech Steel was reimbursed for operating costs incurred at its Decatur, Alabama facility by its owners. Equity in the net income of Mi-Tech Steel and management fee income are also included in operating income of the Company. A summary of transactions between the Company and Mi-Tech Steel during the three months ended December 31, 2005 and 2004 follows:


(In thousands)                                 Three Months Ended
(Unaudited)                                        December 31
--------------------------------------------  ---------------------
                                                2005         2004
                                                ----         ----
Sales to and management fee income
   from Mi-Tech Steel                        $ 1,119       $  824
Purchases from and expense reimbursements
    to Mi-Tech Steel                             542          537
Interest income from Mi-Tech Steel
   for note paid in full on June 30, 2005        -             21
Equity in net income of Mi-Tech Steel            769        1,400



As a result of the transactions above, accounts receivable from Mi-Tech Steel was $1,145,000 and $302,000 as of December 31, 2005 and September 30, 2005,
respectively, and accounts payable to Mi-Tech Steel was $260,000 and $103,000 as of December 31, 2005 and September 30, 2005, respectively.

During the three months ended December 31, 2005 and 2004, the Company recorded sales of $3,383,000 and $7,471,000, respectively, for scrap products sold to a company owned by an officer and director of the Company. Accounts receivable from the aforementioned company were $1,252,000 and $2,508,000 as of December 31, 2005 and September 30,

2005, respectively. Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2005, the Audit Committee reviewed and approved these transactions. The Company has the ability to continue or cease selling scrap steel to this company at any time.

7.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On October 1, 2005, the Company adopted SFAS No. 123(R). Accordingly, the Company recorded stock-based compensation expense of $131,000 in selling, general and administrative expenses for the quarter ended December 31, 2005 (see
Note 4 of the Notes to Condensed Consolidated Financial Statements).

On October 22, 2004 the American Jobs Creation Act of 2004 was passed and is effective for fiscal 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities and a special one-time tax deduction on the repatriation of foreign earnings. The Company estimates this law will lower its effective income tax rate by less than 1% for fiscal 2006.

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

A summary of significant accounting policies used in the preparation of the consolidated financial statements is described in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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


     Allowance for Doubtful Accounts Receivable
     ------------------------------------------

     Our accounts receivable represent those amounts that have been billed to our customers but not yet collected. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectibility. The factors include historical trends of write-offs, sales, recoveries and credit losses, the monitoring of portfolio credit quality, and current and projected economic and market conditions. If the financial condition of our customers was to deteriorate, resulting in an impairment of the ability to make payments beyond previously established terms, additional allowances may be required. Uncollectible accounts receivable are written off against the allowance for doubtful accounts receivable when management determines that the probability of payment is remote and collection efforts have ceased.


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

We focus our sales and marketing strategies to leverage more fully our North American platform of value added steel processing facilities. In recent years, we have been successful in growing our volume across all operations and have gained meaningful market growth, both with existing and new customers across a wide range of end use markets. Our broad capabilities and geographic presence offer distinct competitive advantages to customers that have multi-plant operations throughout the United States, Canada and Mexico. This has allowed us to expand with regional and large national accounts.

For the three months ended December 31, 2005, sales were $212.6 million, a 16% decline from the record $254.0 million reported for the same period a year ago. Net income for the first quarter was $3.2 million or $0.25 per diluted share compared with a record $14.5 million or $1.11 per diluted share in the year-earlier period. Sales of company-owned steel products in our first quarter of fiscal 2006 of approximately 270,000 tons decreased 8% from the levels of our first quarter of fiscal 2005.

We experienced a gradually improving operating environment with increased shipments and improved margins from the levels of the fourth quarter of fiscal 2005. A comparison of our results for the first quarter of fiscal 2006 to the fourth quarter of fiscal 2005 reflects increases in sales by approximately 4%, operating income margins by approximately 1.5% and tons sold by approximately 6%.

Looking ahead, we estimate that our tons sold for the second quarter of fiscal 2006 will increase approximately 15-20% from the first quarter levels. We have worked closely with our customers and negotiated more flexible pricing agreements that in many cases adjust with market indices. Accordingly, we estimate slight increases in our average selling prices during the second quarter of fiscal 2006 based on the most recent market indices.

During the latter half of 2005, we aggressively reduced our inventory levels to mitigate the impact of declining prices. As shipment levels have improved, we increased our inventory levels to support our sales growth. Existing cash balances and strong collections from customers helped us to maintain our debt levels at $80 million.

We intend to invest $25 million on capital projects in 2006, including construction of a new processing facility in Juarez, Mexico. The remaining projects will further expand capacity, improve quality and service to our customers and lower conversion costs at current operations.

    Financial Highlights (in thousands except per share data and percentages)
    -------------------------------------------------------------------------



                                 For the Three Months Ended December 31
                                         2005             2004
                                  ----------------  ----------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- -------    --------
Sales                            $212,554  100.0%   $254,016  100.0%     (16)%
Gross profit                       13,187    6.2      32,446   12.8      (59)
Selling, general and
   administrative expenses          8,758    4.1      10,121    4.0      (13)
Equity in net income of
   unconsolidated affiliates          848    0.4       1,471    0.6      (42)
Operating income                    5,279    2.5      23,796    9.4      (78)
Interest expense, net                 699    0.3       1,179    0.5      (41)
Net income                          3,234    1.5      14,517    5.7      (78)
Diluted earnings per common share   $0.25              $1.11             (77)
Cash dividends per common share     $0.15              $0.10              50

Other data
----------
Average days sales outstanding      41.8               43.0               (3)
Inventory turnover                   5.2                4.5               16
Return on equity (annualized)        5.0%              25.0%             (80)



Results of Operations
---------------------

     Sales
     -----

     We posted net sales of $212,554,000 for the first quarter ended December 31, 2005, a decrease of 16% from sales of $254,016,000 for the first fiscal quarter ended December 31, 2004. Tons shipped of company-owned steel products in the first quarter of fiscal 2006 decreased approximately 8% to 270,000 tons compared to the first quarter of fiscal 2005. The average selling price of company-owned steel products decreased approximately 9% for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 as customers have negotiated lower selling price levels to reflect the reduction in raw material costs since last year. We have closely worked with our customers and negotiated more flexible pricing agreements that in many cases adjust with market indices.

     Gross profit
     ------------

     Our gross profit margin was 6.2% in the first quarter of fiscal 2006 compared to 12.8% in the first quarter of fiscal 2005. Cost of goods sold decreased approximately $22,203,000, or 10%, in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Cost of materials sold decreased $22,300,000 in the first quarter of fiscal 2006 primarily due to lower sales volume. Delivery costs increased $223,000 primarily from increases in fuel costs offset by lower sales volumes. The remaining cost of goods sold in the first quarter of fiscal 2006 decreased by $126,000 and was primarily a result of lower sales volumes and efforts to control costs.

     Our gross profit margin increased from 4.3% in the fourth quarter of fiscal 2005 to 6.2% in the first quarter of fiscal 2006 reflecting an improved operating environment. We may offset lower gross profit trends by achieving production cost efficiencies and product mix improvements.

     Selling, general and administrative expenses
     --------------------------------------------

     Selling, general and administrative costs were $8,758,000 for the three months ended December 31, 2005, compared to $10,121,000 for the three months ended December 31, 2004. The decrease is primarily attributable to decreases in company wide bonus plan expenses of $1,315,000 due to lower earnings and a decrease in bad debt expense of $436,000 due to more favorable collection results. These decreases were offset by an increase in depreciation expense of $161,000 primarily related to improvements in our information systems, an increase in stock option compensation expense of $131,000 as a result of adopting SFAS No. 123(R) and an increase of $96,000 in remaining general expenses.

     We continue to manage actively the level at which selling, general and administrative expenses are added to our cost structure.



     Equity in net income of unconsolidated affiliates
     -------------------------------------------------

     Our share of the income of our unconsolidated affiliates was $848,000 for the first quarter of fiscal 2006 compared to $1,471,000 in 2005.

     Our largest unconsolidated affiliate, Mi-Tech Steel, reported $66,717,000 in sales for the first quarter of fiscal 2006, a decrease of 5.4% compared to the first quarter of fiscal 2005. Mi-Tech Steel continues to play an important role in our North American platform and is included in our marketing strategies as we expand our position with large national customers.

     Interest expense
     ----------------

     Net interest expense for the first quarter of fiscal 2006 decreased to $699,000 from $1,179,000 for the first quarter of fiscal 2005. The decrease is primarily attributable to a $231,000 increase in interest income from higher average short-term investment balances during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. The remaining decrease of $249,000 is primarily a result of lower average debt balances during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

     Income tax expense
     ------------------

     Our effective income tax rate was approximately 29.4% and 35.8%, respectively, for the first quarter of fiscal 2006 and 2005. The decrease between years is primarily attributable to a decline in Mexico's statutory income tax rate from 33% to 30% during the second quarter of fiscal 2005 and a higher percentage of overall earnings from Mi-Tech Steel during the first quarter of fiscal 2006, which are not fully taxable to our Company.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2005, we had $196,324,000 of working capital, maintained a current ratio of 3.4:1 and had total debt at 24% of capitalization. Generally, in periods of economic expansion and increased demand for our products, our working capital requirements increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Average days sales outstanding to customers was 42 days as of December 31, 2005 compared to 43 as of December 31, 2004. Average days inventory was 70 days as of December 31, 2005 compared to 80 days as of December 31, 2004. We expect average days sales outstanding and average days inventory to remain consistent in the second quarter of fiscal 2006 with the first quarter levels.

Our average payment days to suppliers was 30 days as of December 31, 2005 compared to 28 days as of December 31, 2004. We expect average payment days to suppliers to remain consistent at 30 days in the second quarter of fiscal 2006.

During the first three months of fiscal 2006, cash used in operations was $5,772,000 primarily from changes in working capital. We increased inventory by $32,771,000 in fiscal 2006 to more normal levels to support our sales growth. This use of cash was partially offset by a decrease in accounts receivable of $14,070,000 as a result of favorable collection efforts and an increase in accounts payable of $7,720,000 related to the increase in inventory near the latter portion of the first quarter of fiscal 2006.

Capital expenditures for the first three months of fiscal 2006 totaled approximately $6,225,000. We continue to expand production capacity to serve the growing needs of customers, improve information systems as well as quality and service to our customers and invest in automation to improve productivity and make our operations more efficient. For fiscal 2006, the capital additions to all facilities are expected to approximate $25,000,000.

We maintain an equity investment of $25,744,000 in our 90%-owned Mexican subsidiary. Additional investments in our Mexican operations, if required, would be financed with available funds from our credit facility.

The translation of the financial statements of our Mexican subsidiary from local currencies to the U.S. dollar subjects us to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. We do not consider our exposure to exchange rate risks to be material and consider the Mexican peso a relatively stable currency. We do not typically manage our related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction losses included in sales were $320,000 and $167,000 during the three months ended December 31, 2005 and 2004, respectively, reflecting a stronger average exchange rate of the peso relative to the U.S. dollar.

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

In October 2004, we issued $50,000,000 in unsecured senior notes which have a blended interest rate of 5.67%. The notes are comprised of $10,000,000 of 5.33% Series A Senior Notes due October 21, 2011 and $40,000,000 of 5.75% Series B Senior Notes due October 21, 2014. Semiannual interest payments are required until maturity.

Borrowings and repayments under our line of credit agreement are initiated as needed to fund our operating and investing activities described above. During the first three months of fiscal 2006, our existing cash balances were sufficient to meet our working capital, investing and financing needs resulting in a reduction of $13,467,000 in cash. Accordingly, no borrowings or repayments were made on our bank line of credit during the first quarter of fiscal 2006.

We have a $135,000,000 unsecured revolving credit facility that matures October 2010. Our existing banking group can elect to expand the availability to $200,000,000 at our request under certain circumstances. Interest on the facility is paid with various variable options on the interest rate, none of which is greater than the bank's prime rate. At December 31, 2005, there was $30,000,000 outstanding on the credit facility.

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

During the first fiscal quarter ended December 31, 2005, we paid our semi-annual cash dividend of $0.15 per share.

We have entered into leases to meet the needs of our facilities. These obligations, along with our obligations for outstanding debt and interest payments, have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005.

We maintain a contract with our union employees in our Canton, Michigan facility which expires in March 2010.

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

Related Party Transactions
--------------------------

We have various transactions with Mi-Tech Steel and we sell scrap steel products to a company owned by Stuart N. Ray, an officer and director of Steel Technologies (see Note 6 of our Notes to Condensed Consolidated Financial Statements). Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2005, the Audit Committee reviewed and approved these transactions. We have the ability to continue or cease selling scrap steel to this company at any time.

Recently Issued Accounting Pronouncements
-----------------------------------------

On October 1, 2005, we adopted SFAS No. 123(R), "Share-Based Payment." Accordingly, we recorded stock-based compensation expense of $131,000 in selling, general and administrative expenses for the quarter ended December 31, 2005 (see Note 4 of our Notes to Condensed Consolidated Financial Statements).

On October 22, 2004 the American Jobs Creation Act of 2004 was passed and is effective for fiscal 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities and a special one-time tax deduction on the repatriation of foreign earnings. We estimate this law will lower our effective income tax rate by less than 1% for fiscal 2006.

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

There has been no material change during the three months ended December 31, 2005 from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended September 30, 2005.

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

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           Part II - Other Information

           Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on January 26, 2006. The matters voted upon at the meeting were the election of three directors for three-year terms and approval to adopt the 2006 Restricted Stock Plan.

The number of votes cast for or withheld with respect to each nominee for director elected at the meeting were as follows:



Nominee               Votes For     Votes Withheld
-------               ---------     --------------

Jimmy Dan Conner      6,970,406       5,073,235
Andrew J. Payton      6,882,093       5,161,548
Mark G. Essig         6,985,526       5,058,115


The number of votes cast for, against or abstained with respect to approval to adopt the 2006 Restricted Stock Plan.


                      Votes For     Votes Against      Votes Abstained
                      ---------     -------------      ---------------
                      9,504,205       1,461,429             17,412

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




Dated:  February 8, 2006

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended December 31, 2005;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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


Date: February 8, 2006

/s/ Bradford T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph P. Bellino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended December 31, 2005;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

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

Date: February 8, 2006

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2005:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Bradford T. Ray
                                                      -------------------
                                                      Bradford T. Ray
                                                      Chief Executive Officer
                                                      Date: February 8, 2006

                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Joseph P. Bellino, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2005:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Joseph P. Bellino
                                                      ---------------------
                                                      Joseph P. Bellino
                                                      Chief Financial Officer
                                                      Date: February 8, 2006