Form 10-Q
period 2006-03-31
STEEL TECHNOLOGIES INC
filed 2006-05-11
CIK 771790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large
accelerated filer __   Accelerated filer X   Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X].

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practical date.

There were 12,953,632 shares outstanding of the Registrant's common stock as of April 30, 2006.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        March 31, 2006 and September 30, 2005 .............................  3

        Condensed Consolidated Statements of Income
        Three and Six months Ended March 31, 2006 and 2005 ................  4

        Condensed Consolidated Statements of Comprehensive Income
        Three and Six months Ended March 31, 2006 and 2005 ................  5

        Condensed Consolidated Statements of Cash Flows Six Months
        Ended March 31, 2006 and 2005 .....................................  6

        Notes to Condensed Consolidated Financial Statements .............. 7-15

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................16-27

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .............................................................. 27

Item 4. Controls and Procedures ........................................... 28

PART II.OTHER INFORMATION

Item 5.  OTHER INFORMATION ................................................ 28

Item 6. Exhibits .......................................................... 28

Signature ................................................................. 29

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands, except shares)                           March 31    September 30
(Unaudited)                                               2006          2005
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $  11,732       $  30,991
   Trade accounts receivable, net ..............        121,599         112,033
   Inventories .................................        154,400         114,128
   Deferred income taxes .......................            620             605
   Prepaid expenses and other assets ...........          7,485           6,289
   Assets helf for sale ........................            -            20,475
                                                      ---------       ---------
      Total current assets .....................        295,836         284,521
                                                      ---------       ---------

Property, plant and equipment, net .............        110,715         106,492
Investments in unconsolidated affiliates .......         26,512          25,182
Goodwill .......................................          8,991           8,991
Other assets ...................................          3,395           2,737
                                                      ---------       ---------
                                                      $ 445,449       $ 427,923
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  65,636       $  59,559
   Accrued liabilities .........................         16,246          13,380
   Income taxes payable ........................          3,750           1,244
   Deferred income taxes .......................            118             254
   Liabilities associated with
      assets helf for sale .....................            -               185
                                                      ---------       ---------
      Total current liabilities ................         85,750          74,622
                                                      ---------       ---------

Long-term debt .................................         80,000          80,000
Deferred income taxes ..........................         13,496          14,785
Other long-term liabilities.....................          4,594           3,757
                                                      ---------       ---------
      Total liabilities ........................        183,840         173,164
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....            -               -
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding shares:
    12,952,372 at March 31, 2006 and
    12,927,826 at September 30, 2005............         70,912          70,662
   Treasury stock at cost:  2,635,513 shares at
    March 31, 2006 and 2,635,114 at September
    30, 2005....................................        (24,486)        (24,475)
   Additional paid-in capital ..................          6,068           5,494
   Retained earnings ...........................        211,382         207,116
   Accumulated other comprehensive loss ........         (2,267)         (4,038)
                                                      ---------       ---------
      Total shareholders' equity ...............        261,609         254,759
                                                      ---------       ---------
                                                      $ 445,449       $ 427,923
                                                      =========       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

In thousands, except per share data)   Three Months Ended     Six Months Ended
(Unaudited)                                  March 31              March 31
--------------------------------------------------------------------------------
                                        2006       2005       2006       2005
                                      ------------------------------------------
Sales ................................ $238,336   $275,278   $439,521  $520,954
Cost of goods sold ...................  225,839    245,788    415,010   460,636
                                       --------   --------   --------  --------
      Gross profit ...................   12,497     29,490     24,511    60,318

Selling, general and
   administrative expenses ...........    9,270      9,327     17,816    19,225
Equity in net income of unconsolidated
   affiliates ........................      627      1,746      1,475     3,217
                                       --------   --------   --------   -------
   Operating income ..................    3,854     21,909      8,170    44,310

Interest expense, net ................      750      1,066      1,209     2,021
                                       --------   --------   --------   -------
   Income before income taxes ........    3,104     20,843      6,961    42,289

Provision for income taxes ...........      776      6,566      1,868    14,256
                                       --------   --------   --------   -------
   Income from continuing operations .    2,328     14,277      5,093    28,033

Discontinuing operations, net
   (including gain on disposal of
   $246, net of tax for the three and
   six months ended March 31, 2006) ..      645      1,077      1,114     1,838
                                       --------   --------   --------   -------
Net income ........................... $  2,973   $ 15,354   $  6,207   $29,871
                                       ========   ========   ========   =======

Diluted weighted average number of
   common shares outstanding .........   13,101     13,104     13,093    13,097
                                       ========   ========   ========   =======

Diluted earnings per common share:
   From continuing operations ........ $   0.18   $   1.09   $   0.39   $  2.14
   From discontined operation ........     0.05       0.08       0.09      0.14
                                       --------   --------   --------   -------
                                       $   0.23   $   1.17   $   0.47   $  2.28
                                       ========   ========   ========   =======

Basic weighted average number of
   common shares outstanding .........   12,948     12,890     12,942    12,865
                                       ========   ========   ========   =======

Basic earnings per common share:
   From continuing operations ........ $   0.18   $   1.11   $   0.39   $  2.18
   From discontined operation ........     0.05       0.08       0.09      0.14
                                       --------   --------   --------   -------
                                       $   0.23   $   1.19   $   0.48   $  2.32
                                       ========   ========   ========   =======

Cash dividends per common share ...... $    --    $    --    $   0.15   $  0.10
                                       ========   ========   ========   =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

            Condensed Consolidated Statements of Comprehensive Income


In thousands)                        Three Months Ended     Six Months Ended
(Unaudited)                                March 31              March 31
--------------------------------------------------------------------------------
                                        2006       2005       2006       2005
                                      ------------------------------------------
Net income ........................... $  2,973   $ 15,354   $   6,207  $29,871
  Foreign currency translation
        adjustment ...................      450        532       1,530    1,030
  Change in unrealized loss on cash
        flow hedges, net of taxes ....      154        -           241      -
                                       --------   --------    --------  --------
Comprehensive income ................. $  3,577   $ 15,886    $  7,978  $30,901
                                       ========   ========    ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                                Six Months Ended
(Unaudited)                                                       March 31
--------------------------------------------------------------------------------
                                                             2006       2005
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $  6,207    $ 29,871
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Depreciation ...................................      8,078       7,453
       Stock-based compensation expense ...............        297         -
       Deferred income taxes ..........................     (1,795)       (293)
       Equity in net income of unconsolidated
        affiliates ....................................     (1,475)     (3,217)
       Provision for bad debts ........................        178         419
       Gain on sale of Custom Steel ...................       (246)        -
       Increase (decrease) in cash resulting from
         changes in:
             Trade accounts receivable ................     (8,955)      7,257
             Inventories ..............................    (36,082)    (21,780)
             Prepaids expenses and other assets .......     (1,043)        684
             Accounts payable .........................      5,738      (4,773)
             Income taxes payable .....................      3,454        (691)
             Accrued liabilities ......................      1,351       2,975
                                                          --------    --------
Net cash (used in) provided by operating activities ...    (24,293)     17,905
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........    (11,809)     (9,434)
   Net cash proceeds fromsale of Custom Steel .........     17,974         -
   Proceeds from sale fo property, plant
     and equipment.....................................        -           116
   Distribution from unconsolidated affiliate .........        145         -
                                                          --------    --------
Net cash provided by (used in) investing activities ...      6,310      (9,318)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     17,000      78,000
   Principal payments on long-term debt ...............    (17,000)    (80,000)
   Cash dividends on common stock .....................     (1,941)     (1,284)
   Proceeds from stock option exercises................        239         867
   Excess tax benefits from stock options .............         52         -
                                                          --------    --------
Net cash used in financing activities .................     (1,650)     (2,417)
                                                          --------    --------
Effect of exchange rate changes on cash ...............        374         195
                                                          --------    --------
Net (decrease) increase in cash and cash equivalents ..    (19,259)      6,365
Cash and cash equivalents, beginning of year ..........     30,991       2,273
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $ 11,732    $  8,638
                                                          ========    ========
Supplemental Cash Flow Disclosures:
Cash payment for interest .............................   $  1,888    $  1,634
Cash payment for income taxes .........................   $    932    $ 15,507


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2006 and the condensed consolidated statements of income and comprehensive income for the three and six months ended March 31, 2006 and 2005, and condensed consolidated cash flows for the six months ended March 31, 2006 and 2005, have been prepared by Steel Technologies Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.


2.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation with no effect on net income or shareholders' equity.

3.  SALE OF CUSTOM STEEL

On March 24, 2006, the Company entered into a Stock Purchase Agreement to sell all the capital stock of its wholly-owned Custom Steel, Inc. (Custom Steel) subsidiary to American Railcar Industries, Inc. (ARI). Custom Steel operates a facility located in Kennett, Missouri adjacent to ARI's component manufacturing facility that produces value-added fabricated steel parts that primarily support ARI's railcar manufacturing operations. Substantially all of Custom Steel's sales are to ARI.

In connection with the closing of this transaction, the final sales price was approximately $17,061,000. In addition, the Company retained certain obligations consisting primarily of trade accounts payable, accrued liabilities and deferred taxes totaling approximately $3,012,000.

On March 31, 2006, ARI remitted approximately $17,974,000 to the Company and an additional $750,000 to a third party escrow agent. On April 27, 2006, the Company returned approximately $1,663,000 to ARI, which represents amounts received by the Company in excess of the final sales price.

Under the terms of the Stock Purchase Agreement, the Company has agreed to indemnify ARI for any payments required to be made by ARI for liabilities incurred by the Company prior to March 31, 2006. The indemnification provisions for most liabilities expire on March 31, 2008 and require the buyer to incur at least $75,000 in aggregate liabilities before a claim can be asserted. Indemnification provisions for certain liabilities, primarily taxes, expire with applicable statutes of limitations and the remaining provisions, primarily environmental, do not expire. The Company has not recorded any liabilities for these indemnifications since management has determined it is not probable the Company will incur such liabilities. Pursuant to the terms of an Escrow Agreement, the $750,000 in escrow will be distributed to the Company at various times prior to March 31, 2008 to the extent there are no indemnification claims made by ARI.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the sale of Custom Steel has been accounted for as a discontinued operation. Accordingly, the results of operations and the gain on the sale have been classified as discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of income. Interest expense on debt that cannot be attributed to other operations of the Company has been allocated to discontinued operations.

Summarized condensed consolidated income statement information of Custom Steel follows:



In thousands)                          Three Months Ended     Six Months Ended
(Unaudited)                                 March 31              March 31
--------------------------------------------------------------------------------
                                        2006       2005       2006       2005
                                      ------------------------------------------
Sales ................................ $ 12,101   $ 11,680   $  23,470  $20,020
Income before income taxes ...........      702      1,657       1,423    2,828
Income from continuing operations ....      399      1,077         868    1,838
Gain on sale, net of income taxes ....      246        -           246      -
Net income ...........................      645      1,077       1,114    1,838


A summary of the assets and liabilities of Custom Steel held for sale follows:

(In thousands)                                                  September 30
(Unaudited)                                                         2005
-------------------------------------------------------------- --------------

     Inventories                                                $    7,295
     Property, plant and equipment, net                              4,009
     Goodwill                                                        9,157
     Other assets                                                       14
                                                                 ------------
     Assets held for sale                                           20,475
                                                                 ------------
     Accrued liabilities                                                14
     Deferred income tax liability                                     171
                                                                 ------------
    Liabilities associated with assets held for sale                   185
                                                                 ------------
    Net assets held for sale                                     $  20,290
                                                                 ============

4.  INVENTORIES

Inventories consists of:


(In thousands)                                        March 31     September 30
(Unaudited)                                             2005           2005
-------------------------------------------------------------------------------
Raw materials ....................................   $  104,990   $   79,813
Finished goods and work in process ...............       49,410       34,315
                                                     ----------   ----------
                                                     $  154,400   $  114,128
                                                     ==========   ==========


5.  STOCK OPTIONS

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

On October 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under this method, compensation cost is recognized for all share-based payments granted this fiscal year and for all unvested awards granted to employees prior to the adoption of SFAS No. 123(R). The Company recognizes compensation expense for stock option grants on a graded-vesting basis over the employee's vesting period. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated.

On April 28, 2006,  80,000  restricted  shares were granted  under the 2006 Plan which vest at a rate of 33.33% a year over three years. As a result of this grant, the Company will record compensation expense of approximately $1,692,000 based on the fair value of the stock on the date of grant of $22.56 per share over the vesting period of three years using the straight-line method.

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

As a result of adopting SFAS No. 123(R), the Company recorded stock-based compensation expense included in selling, general and administrative expenses of $166,000 and $297,000 for the three and six months ended March 31, 2006, respectively. In addition, the Company recognized an income tax benefit of $52,000 and $84,000 during the three and six months ended March 31, 2006, respectively, of which approximately $15,000 and $32,000 was recorded as a reduction in income tax expense during the three and six months ended March 31, 2006, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the options granted on November 4, 2005:



Expected dividend yield                    1.4%
Expected stock price volatility           46.0%
Weighted average risk-free interest rate   4.6%
Expected life option (years)               6.5

The assumptions for expected dividend yield, expected stock price volatility and expected life of options are based on historical trends. The weighted average risk-free interest rate is based on a traded zero-coupon U.S. Treasury bond with a term equal to the option's expected life. The weighted average fair value for the options granted during the first six months of fiscal 2006 using the assumptions listed above was $11.52 per share.

The summary of the status of all of the Company's stock incentive plans as of March 31, 2006 and changes during the six months ended March 31, 2006 are presented below.


                                                  Weighted
                                  Shares          Average
                                   Under          Exercise
                                   Plans           Price
   --------------------------------------------------------
   Balance, September 30, 2005     304,500        $ 9.32
   Granted                          91,000         25.42
   Exercised                       (22,600)         8.75
   Canceled                            -             -
                                   -------        ---------
   Balance, March 31, 2006         372,900        $ 13.31
                                   =======        =========



                                Weighted    Weighted     Aggregrate
                      Shares     Average     Average     Intrinsic     Aggregate
                       Under    Exercise   Contractual   Value Per     Intrinsic
                       Plan      Price        Term       Share (1)     Value (1)
--------------------------------------------------------------------------------
Options outstanding
  at March 31, 2006    372,900    $ 13.31    6.08 years   $ 11.27     $4,201,000
Options exercisable
  at March 31, 2006    169,100       8.54    4.20 years     15.76      2,665,000
Options vested and
  expected to vest     358,200      13.11    5.98 years     11.45      4,101,000


(1) Computed based upon the amount by which the fair market value of the Company's common stock at March 31, 2006 of $24.30 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the three and six months ended March 31, 2006 was $169,000 and $395,000, respectively, compared to $1,477,000 and $2,488,000, respectively, for the three and six months ended
March  31,  2005.  All  unexercised  options  expire  from  2008 to 2015.  Total
compensation   costs  related  to  nonvested  options  not  yet  recognized  was approximately $1,046,000 at March 31, 2006. We expect to recognized this compensation cost as follows using the graded vesting method:


                                       Amount
                                   --------------

         Remainder of fiscal 2006     $320,000
         2007                          370,000
         2008                          204,000
         2009                           98,000
         2010                           43,000
         2011                            3,000
                                   --------------
         Total                       $1,046,000
                                   ==============


Prior to fiscal 2006, as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company followed the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense was recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per common share for the three and six months ended March 31, 2005 would have been impacted as follows:


(In thousands except per share data)        Three Months Ended  Six Months Ended
(Unaudited)                                      March 31           March 31
-------------------------------------------------------------------------------
                                                   2005              2005
                                                  ------            ------
Net income - as reported                         $15,354            $29,871
Total stock-based employee compensation
   expense determined under
   fair value method for all awards,
   net of taxes                                       54                110
                                                 -------            -------
Net income - pro forma                           $15,300            $29,761
                                                 =======            =======

Diluted net income per share - as reported        $ 1.17             $ 2.28
Diluted net income per share - pro forma          $ 1.17             $ 2.28
Basic net income per share - as reported          $ 1.19             $ 2.32
Basic net income per share - pro forma            $ 1.19             $ 2.31


6.  NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the denominator of the basic and diluted per common share computations:

                                                           Three Months Ended
(In thousands, except per common share data)                     March 31
(Unaudited)                                                  2006        2005
-------------------------------------------------------   ----------  ----------
Net income from continuing operations .................   $   2,328   $  14,277
Discontinued operations ...............................         645       1,077
                                                          ---------   ---------
Net income ............................................   $   2,973   $  15,354
                                                          =========   =========
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................      12,948      12,890
    Plus: dilutive effect of stock options ............         153         214
                                                          ---------   ---------
           Diluted weighted average shares ............      13,101      13,104
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      12,948      12,890
                                                          ---------   ---------
Net income per share data:
    Diluted
       From continuing operations .....................   $    0.18   $    1.09
       From discontinued operations ...................        0.05        0.08
                                                          ---------   ---------
                                                          $    0.23   $    1.17
                                                          =========   =========
    Basic
       From continuing operations .....................   $    0.18   $    1.11
       From discontinued operations ...................        0.05        0.08
                                                          ---------   ---------
                                                          $    0.23   $    1.19
                                                          =========   =========


                                                             Six Months Ended
(In thousands, except per common share data)                     March 31
(Unaudited)                                                  2006        2005
-------------------------------------------------------   ----------  ----------
Net income from continuing operations .................   $   5,093   $  28,033
Discontinued operations ...............................       1,114       1,838
                                                          ---------   ---------
Net income ............................................   $   6,207   $  29,871
                                                          =========   =========
Shares (denominator) used for diluted
   per share computations:
    Weighted average shares of common  stock
        outstanding ...................................      12,942      12,865
    Plus: dilutive effect of stock options ............         151         232
                                                          ---------   ---------
           Diluted weighted average shares ............      13,093      13,097
                                                          ---------   ---------
Shares (denominator) used for basic per
   share computations:
   Weighted average shares of common stock
       outstanding ....................................      12,942      12,865
                                                          ---------   ---------
Net income per share data:
    Diluted
       From continuing operations .....................   $    0.39   $    2.14
       From discontinued operations ...................        0.09        0.14
                                                          ---------   ---------
                                                          $    0.47   $    2.28
                                                          =========   =========
    Basic
       From continuing operations .....................   $    0.39   $    2.18
       From discontinued operations ...................        0.09        0.14
                                                          ---------   ---------
                                                          $    0.48   $    2.32
                                                          =========   =========

Outstanding options of 7,500 shares were excluded from the diluted earnings per common share calculation for the three and six months ended March 31, 2006, respectively, because the exercise price of the options was greater than the average market price of the Company's common stock. All outstanding options are included in the diluted earnings per common share calculation above for the three and six months ended March 31, 2005.

7.  RELATED PARTIES

Summarized condensed consolidated income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), a fifty percent owned unconsolidated affiliate accounted for by the equity method, follows:

(In Thousands)          Three Months Ended            Six Months Ended
(Unaudited)                  March 31                     March 31
-----------------      ---------------------      -----------------------
                         2006         2005          2006           2005
                         ----         ----          ----           ----
Sales                  $67,929      $80,859       $134,645        $151,400
Gross profit             3,745        8,177          8,523          15,216
Net income               1,110        3,352          2,648           6,153

The Company has various transactions with Mi-Tech Steel. Both the Company and Mi-Tech Steel buy and sell products and services at prevailing market prices from each other. Beginning in February 2005, the Company incurred expenses from Mi-Tech Steel for toll processing and storage services provided at its Decatur, Alabama facility at agreed upon rates. Prior to February 2005, Mi-Tech Steel was reimbursed for operating costs incurred at its Decatur, Alabama facility by its owners. Equity in the net income of Mi-Tech Steel and management fee income are also included in operating income of the Company. A summary of transactions between the Company and Mi-Tech Steel during the three and six months ended March 31, 2006 and 2005 follows:



(In Thousands)                     Three Months Ended          Six Months Ended
(Unaudited)                             March 31                   March 31
-----------------                 ---------------------     --------------------
                                    2006         2005         2006        2005
                                    ----         ----         ----        ----
Sales to Mi-Tech Steel              $  894       $ 993      $ 2,013    $ 1,817
Purchases from and expense
   reimbursements to Mi-Tech Steel     330         602          871      1,139
Interest income from Mi-Tech Steel      -           24           -          44
Equity in net income of
   Mi-Tech Steel                       555       1,676        1,324      3,077



As a result of the transactions above, accounts receivable from Mi-Tech Steel was $496,000 and $302,000 as of March 31, 2006 and September 30, 2005,
respectively, and accounts payable to Mi-Tech Steel was $72,000 and $103,000 as of March 31, 2006 and September 30, 2005, respectively.

During the three and six months ended March 31, 2006, the Company recorded sales of $3,295,000 and $6,679,000, respectively, for scrap products sold to a company owned by a director of the Company compared to sales of $4,756,000 and $12,227,000, respectively, during the three and six months ended March 31, 2005. Accounts receivable from the aforementioned company were $2,523,000 and $2,508,000 as of March 31, 2006 and September 30, 2005, respectively. Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2006, the Audit Committee reviewed and approved these transactions. The Company has the ability to continue or cease selling scrap steel to this company at any time.

8.       FINANCIAL INSTRUMENTS

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, establishes accounting and reporting standards requiring that every derivative financial instrument be recorded on the balance sheet at its fair value. SFAS No. 133 requires all derivatives be recognized as either assets or liabilities in the balance sheet at their fair value, and sets forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive loss and recognized in the income statement along with the related results of the hedged item. SFAS No. 133 requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for hedge accounting treatment.

The Company designated its interest rate swap contract as a cash flow hedge of anticipated interest payments under its variable rate line of credit agreement. Gains and losses on these swaps are recorded in accumulated other comprehensive loss and are reclassified into net income as interest expense, net in the periods in which the related variable interest is paid.

9.  INCOME TAXES

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

10.  SUBSEQUENT EVENTS

On April 28, 2006, our Board of Directors declared the Company's semi-annual cash dividend of $0.15 per share. The dividend is payable on May 23, 2006, to shareholders of record as of May 8, 2006.

On May 8, 2006, the Company completed an acquisition of all the outstanding stock of privately held Kasle Steel Corporation (Kasle) in Dearborn, Michigan pursuant to a Stock Purchase Agreement. Through its five processing facilities, including three joint ventures, Kasle is North America's largest independent supplier of automotive steel blanks, shipping over 1.5 million tons annually across a variety of platforms. The purchase price is approximately $49 million, which includes the assumption of approximately $15 million of liabilities. The Company increased its borrowings under the line of credit facility by $40 million to finance the acquisition.

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

We completed the sale of our Custom Steel, Inc. subsidiary in March 2006. Accordingly, results of operations and gain on the sale of Custom Steel, Inc. are treated as discontinued operations. In addition, we completed the acquisition of Kasle Steel Corporation (Kasle) on May 8, 2006 and the results of operations of Kasle will be included in our results beginning in May 2006.


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

A summary of significant accounting policies used in the preparation of the condensed consolidated financial statements is included in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

     Long-Lived Assets
     -----------------

     Long-lived assets with estimated useful lives are depreciated to their residual values over the useful lives in proportion to the economic value consumed. We review the carrying value of our long-lived assets for impairment whenever changes in events and circumstances indicate that the carrying amount of the assets may not be recoverable. If an evaluation were required, the estimated future undiscounted cash flows associated with an asset would be compared to the asset's carrying value to determine if a write-down to market value or undiscounted cash flows value is required. Future changes in circumstances, cash flow estimates and estimates of fair value could affect the valuations.

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

Overview
--------

We are one of the largest independent flat-rolled steel processors and exposed automotive blankers in North America. Our North American platform of 23 facilities, including our unconsolidated affiliates, is strategically positioned in the steel producing and consuming markets throughout the United States and Mexico. We bring value to our customers through precision steel processing as well as supply chain management, quality control and technical support. We utilize the most advanced equipment to produce high-quality steel products and specialize in meeting exact specifications for customers in a variety of industries and end use markets including automotive, lawn and garden and appliance industries. Our broad geographic coverage allows us to provide precision steel products to our customers with efficient just-in-time delivery.

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

For the three months ended March 31, 2006, sales were $238.3 million compared with a record $275.3 million in the same period a year ago. Income from continuing operations for the second quarter of fiscal 2006 totaled $2.3 million or $0.18 per diluted share versus $14.3 million or $1.09 per diluted share in the same period last year. Net income for the quarter, including a $246,000 gain on the sale of Custom Steel, was $3.0 million or $0.23 per diluted share compared with net income of $15.4 million or $1.17 per diluted share in the same period a year ago. Results for the second quarter of 2005 included an income tax benefit of $0.06 per diluted share, reflecting changes in the tax laws effective January 1, 2005, for the Company's Mexican operations.

For the first six months of fiscal 2006 sales were $439.5 million compared with a record $521.0 million for the same period last year. Income from continuing operations for the first half of fiscal 2006 totaled $5.1 million or $0.39 per diluted share versus $28.0 million or $2.14 per diluted share for the same period last year. Year-to-date net income for fiscal 2006 was $6.2 million or $0.47 per diluted share compared with a record $29.9 million or $2.28 per diluted share in the first six months of fiscal 2005.

Foreign currency transaction losses included in sales were $774,000 and $1,095,000 during the three and six months ended March 31, 2006, respectively, reflecting a stronger average exchange rate of the peso relative to the U.S. dollar. Foreign currency transaction losses included in sales for the three and six months ended March 31, 2005 were $230,000 and $396,000, respectively.

Tons sold of company-owned steel products in our second quarter of fiscal 2006 were 308,000, reflecting an increase of 20% over the first quarter of fiscal 2006. We forecast sales to the automotive industry based on production schedules. We expect production schedules to be similar to last year for our third quarter of fiscal 2006. The automotive industry accounts for approximately 45% of our sales.

Our largest unconsolidated affiliate, Mi-Tech Steel, continues to contribute to our overall success and is continuing to be awarded additional programs with domestic automotive companies. Mi-Tech Steel plays an important role in our North American platform and is included in our marketing strategies as we expand our position with large national customers.

On March 24, 2006, the Company entered into a Stock Purchase Agreement to sell all the capital stock of its wholly-owned Custom Steel, Inc. (Custom Steel) subsidiary to American Railcar Industries, Inc. (ARI). Custom Steel operates a facility located in Kennett, Missouri adjacent to ARI's component manufacturing facility that produces value-added fabricated steel parts that primarily support ARI's railcar manufacturing operations. Substantially all of Custom Steel's sales are to ARI.

In connection with the closing of this transaction, the final sales price was approximately $17,061,000. On March 31, 2006, ARI remitted approximately $17,974,000 to the Company and an additional $750,000 to a third party escrow agent. On April 27, 2006, the Company returned approximately $1,663,000 to ARI, which represents amounts received by the Company in excess of the final sales price. The proceeds were used to reduce indebtedness under our revolving credit agreement.

On May 8, 2006, the Company completed an acquisition of all the outstanding stock of privately held Kasle Steel Corporation (Kasle) in Dearborn, Michigan pursuant to a Stock Purchase Agreement. Through its five processing facilities, including three joint ventures, Kasle is North America's largest independent supplier of automotive steel blanks, shipping over 1.5 million tons annually across a variety of platforms. The purchase price is approximately $49 million, which includes the assumption of approximately $15 million of liabilities. The Company increased its borrowings under the line of credit facility by $40 million to finance the acquisition.

As we continue to strengthen our balance sheet, we are well positioned to focus on our future growth initiatives. These initiatives include acquisitions, investments to current operations, Greenfield expansions and investments in joint ventures. We have recently completed two of our major capital projects included in our $25 million capital expenditures budget for fiscal 2006. These completed projects include new leveling capabilities to our pickling operation in Ghent, Kentucky and adding additional multi-blanking capabilities to our Berkeley, South Carolina facility. Both projects are geared to expanding capacity, improving quality and services to customers and lowering conversion costs. Our third major project for fiscal 2006 is a new operation in Juarez, Mexico. We are scheduled to begin processing in the second quarter of fiscal 2007.

    Financial Highlights (in thousands except per share data and percentages)
    -------------------------------------------------------------------------



                                  For the Three Months Ended March 31
                                         2006             2005
                                  ----------------  ----------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- -------    --------
Sales                            $238,336  100.0%   $275,278  100.0%     (13)%
Gross profit                       12,497    5.2      29,490   10.7      (58)
Selling, general and
   administrative expenses          9,270    3.9       9,327    3.4       (1)
Equity in net income of
   unconsolidated affiliates          627    0.3       1,746    0.6      (64)
Operating income                    3,854    1.6      21,909    8.0      (82)
Interest expense, net                 750    0.3       1,066    0.4      (30)
Net income from continuing
   operations                       2,328    1.0      14,277    5.2      (84)
Diluted earnings per common share
   from continuing operations       $0.18              $1.09             (84)

Other data
----------
Average days sales outstanding      45.9               38.1               20
Inventory turnover                   5.9                4.9               20
Return on equity (annualized)        4.5%              23.0%             (80)





                                  For the Six Months Ended March 31
                                         2006             2005
                                  ----------------  ----------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- -------    --------
Sales                            $439,521  100.0%   $520,954  100.0%     (16)%
Gross profit                       24,511    5.6      60,318   11.6      (59)
Selling, general and
   administrative expenses         17,816    4.1      19,225    3.7       (7)
Equity in net income of
   unconsolidated affiliates        1,475    0.3       3,217    0.6      (54)
Operating income                    8,170    1.9      44,310    8.5      (82)
Interest expense, net               1,209    0.3       2,021    0.4      (40)
Net income from continuing
   operations                       5,093    1.2      28,033    5.4      (82)
Diluted earnings per common share
   from continuing operations       $0.39              $2.14             (82)
Cash dividends per common share     $0.15              $0.10              50

Other data
----------
Average days sales outstanding      48.5               40.2               21
Inventory turnover                   5.5                4.6               20
Return on equity (annualized)        4.7%              22.5%             (79)


Results of Operations
---------------------

     Sales
     -----

     We posted net sales of $238,336,000 for the second quarter ended March 31, 2006, a decrease of 13% from sales of $275,278,000 for the second fiscal quarter ended March 31, 2005. Tons shipped of company-owned steel products in the second quarter of fiscal 2006 were 308,000 tons, a 3% decrease from the second quarter of fiscal 2005. The average selling price of company-owned steel products decreased approximately 12% from the second quarter of fiscal 2006 as compared to the peak levels of second quarter of fiscal 2005 as customers have negotiated lower selling price levels to reflect the reduction in raw material costs since last year. We have closely worked with our customers and negotiated more flexible pricing arrangements that in many cases adjust with market indices.

     Sales for the six months ended March 31, 2006 were $439,521,000 reflecting a decrease of 16% from sales for the six months ended March 31, 2005 of $520,954,000. Tons shipped in the first six months of fiscal 2006 decreased 6% compared to the first six months of fiscal 2005. Average selling prices of steel for the first six months of fiscal 2006 decreased approximately 10% compared to fiscal 2005.


     Gross profit
     ------------

     Our gross profit margin from continuing operations was 5.2% in the second quarter of fiscal 2006 compared to 10.7% in the second quarter of fiscal 2005. Cost of goods sold decreased 8.1% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Cost of materials sold decreased $21,643,000 in the second quarter of fiscal 2006 primarily due to lower average raw material costs and lower shipment levels. This decrease was offset by an increase in delivery costs of $499,000 primarily from increases in fuel costs offset by lower sales volumes. The remaining cost of goods sold in the second quarter of fiscal 2006 increased by $1,195,000 compared to the second quarter of fiscal 2005 and was primarily a result of fixed costs spread over a lower sales volume coupled with higher utility and natural gas costs.

     For the first six months of fiscal 2006 our gross profit margin was 5.6% compared to 11.6% for the first six months of fiscal 2005. Cost of goods sold decreased 9.9% in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Cost of materials sold decreased $46,867,000 primarily due to lower average raw material costs on less volume. The remaining increase in cost of goods sold for the six months ended March 31, 2006 compared to March 31, 2005 of $1,241,000 was primarily a result of delivery costs, increased labor costs and related fringe benefits.

     Our gross profit margin decreased to 5.2% in the second quarter of fiscal 2006 from 6.2% in the first quarter of fiscal 2006 primarily as a result of a very competitive pricing environment. We expect our selling prices during the third quarter of fiscal 2006 will continue to be impacted by this competitive environment. Accordingly, we expect modest gains in our gross profit margin in the third quarter of fiscal 2006 as we continue to aggressively manage our inventory levels. We may offset lower gross profit trends by achieving production cost efficiencies and product mix improvements.

     Selling, general and administrative expenses
     --------------------------------------------

     Selling, general and administrative costs were $9,270,000 or 3.9% of sales for the three months ended March 31, 2006, compared to $9,327,000 or 3.4% of sales for the three months ended March 31, 2005. The decrease is primarily attributable to decreases in company wide bonus plan expenses of $1,307,000 due to lower earnings. This decrease was offset by increases in professional services of approximately $309,000 due primarily to the timing of fees incurred for compliance with Sarbanes Oxley legislation, higher property tax expense of $227,000 primarily as a result of the successful appeal of a state property tax assessment during the second quarter of fiscal 2005, an increase in bad debt expense of $195,000 as a result of weaker economic trends, an increase in stock option compensation expense of $166,000 as a result of adopting SFAS No. 123(R) and an increase of $353,000 in remaining selling, general and administrative expenses.

     Selling, general and administrative costs were $17,816,000 for the six months ended March 31, 2006, compared to $19,225,000 for the six months ended March 31, 2005. The decrease is primarily attributable to decreases in company wide bonus plan expenses of $2,622,000 due to lower earnings and a decrease in bad debt expense of $240,000 as a result of favorable collection efforts in the first quarter of fiscal 2006 offset by weaker economic trends during the second quarter of fiscal 2006. These decreases were offset by increases in professional services of $477,000 due primarily to the timing of fees incurred for compliance with Sarbanes Oxley legislation, higher property tax expense of $266,000 primarily as a result of the successful appeal of a state property tax assessment during the second quarter of fiscal 2005, an increase in stock option compensation expense of $297,000 as a result of adopting SFAS No. 123(R) and an increase of $413,000 in remaining selling, general and administrative expenses.

     We continue to actively manage the level at which selling, general and administrative expenses are added to our cost structure.

     Equity in net income of unconsolidated affiliates
     -------------------------------------------------

     Our share of the income of our unconsolidated affiliates was $627,000 for the second quarter of fiscal 2006 compared to $1,746,000 in 2005. For the six months ended March 31, 2006 income from unconsolidated affiliates was $1,475,000 compared to $3,217,000 for the six months ended March 31, 2005.

     Our largest unconsolidated affiliate, Mi-Tech Steel, reported $67,929,000 in sales for the second quarter of fiscal 2006, a decrease of 16.0% compared to the second quarter of fiscal 2005. Sales for the six months ended March 31, 2006 were $134,645,000, down 11.1% compared to $151,400,000 for the six months ended March 31, 2005. Mi-Tech Steel continues to play an important role in our North American platform and is included in our marketing strategies as we expand our position with large national customers.

     Interest expense
     ----------------

     Net interest expense for the second quarter of fiscal 2006 was $750,000 compared to $1,066,000 for the second quarter of fiscal 2005. Net interest expense for the six months ended March 31, 2006 was $1,209,000 compared to $2,021,000 during the same period of fiscal 2005. The decrease is primarily attributable to an increase in interest income from higher average short-term investment balances during the three and first six months of fiscal 2006 of $167,000 and $398,000, respectively. The remaining decrease of $149,000 and $414,000 for the three and six months ended March 31, 2006 compared to March 31, 2005 is primarily a result of lower average debt balances during fiscal 2006 compared to fiscal 2005.


     Income tax expense
     ------------------

     Our effective income tax rate was approximately 25.0% and 31.5%, respectively, for the second quarters of fiscal 2006 and 2005. For the six months of fiscal 2006 and 2005 our effective income tax rate was 26.8% and 33.7%, respectively. The decrease between years is primarily attributable to a higher percentage of overall earnings from Mi-Tech Steel during the second quarter of fiscal 2006, which are not fully taxable to our Company and a decline in Mexico's statutory income tax rate from 30% to 29% during the second quarter of fiscal 2006.

     On October 22, 2004 the American Jobs Creation Act of 2004 was passed and is effective for fiscal 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities and a special one-time tax deduction on the repatriation of foreign earnings. We estimate this law will lower our effective income tax rate by less than 1% for fiscal 2006.

     Discontinued Operations
     -----------------------

     On March 31, 2006, we completed the sale of all the capital stock of our Custom Steel subsidiary to ARI (see Note 3 of our Notes to Condensed Consolidated Financial Statements).

     Summarized condensed consolidated income statement information of Custom Steel follows:


In thousands)                          Three Months Ended     Six Months Ended
(Unaudited)                                 March 31              March 31
--------------------------------------------------------------------------------
                                        2006       2005       2006       2005
                                      ------------------------------------------
Sales ................................ $ 12,101   $ 11,680   $  23,470  $20,020
Income before income taxes ...........      702      1,657       1,423    2,828
Income from continuing operations ....      399      1,077         868    1,838
Gain on sale, net of income taxes ....      246        -           246      -
Net income ...........................      645      1,077       1,114    1,838


Liquidity and Capital Resources
-------------------------------

As of March 31, 2006, we had $210,086,000 of working capital, maintained a current ratio of 3.4:1 and had total debt at 23% of capitalization. Generally, in periods of economic expansion and increased demand for our products, our working capital requirements increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Average days sales outstanding to customers was 46 days as of March 31, 2006 compared to 38 as of March 31, 2005. Average days inventory was 62 days as of March 31, 2006 compared to 74 days as of March 31, 2005. We expect average days sales outstanding and average days inventory to remain consistent in the third quarter of fiscal 2006 with the second quarter levels.

Our average payment days to suppliers was 26 days as of March 31, 2006 compared to 32 days as of March 31, 2005. We expect average payment days to suppliers to increase to more normal levels of approximately 30 days during the third quarter of fiscal 2006.

During the first six months of fiscal 2006, cash used in operations was $24,493,000, primarily from lower net income offset by changes in working capital compared to cash provided by operations of $17,905,000, primarily working capital related, during the first six months of fiscal 2005.

During the first six months of fiscal 2006, we increased inventory by $36,082,000 to more normal levels to support our sales levels. Accounts receivable increased by $8,955,000 primarily due to increased sales in the latter portion of the second quarter. Accounts payable increased by $5,738,000 related to the increase in our inventory purchases offset by meeting our obligations to suppliers.

Capital expenditures for the first six months of fiscal 2006 totaled approximately $11,809,000. We continue to expand production capacity to serve the growing needs of customers, improve information systems as well as quality and service to our customers and invest in automation to improve productivity and make our operations more efficient. For fiscal 2006, the capital additions to all facilities, including the new Juarez facility, are expected to approximate $25,000,000.

We maintain an equity investment of $25,744,000 in our 90%-owned Mexican subsidiary. Additional investments in our Mexican operations, if required, would be financed with available funds from our credit facility.

The translation of the financial statements of our Mexican subsidiary from local currencies to the U.S. dollar subjects us to exposure relating to fluctuating exchange rates. However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. We do not consider our exposure to exchange rate risks to be material and consider the Mexican peso a relatively stable currency. We do not typically manage our related foreign currency exchange rate risk through the use of financial instruments. Foreign currency transaction losses included in sales were $774,000 and $1,095,000 during the three and six months ended March 31, 2006, respectively, reflecting a stronger average exchange rate of the peso relative to the U.S. dollar. Foreign currency transaction losses included in sales for the three and six months ended March 31, 2005 were $230,000 and $396,000, respectively.

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

On March 24, 2006, the Company entered into a Stock Purchase Agreement to sell all the capital stock of its wholly-owned Custom Steel, Inc. (Custom Steel) subsidiary to American Railcar Industries, Inc. (ARI). Custom Steel operates a facility located in Kennett, Missouri adjacent to ARI's component manufacturing facility that produces value-added fabricated steel parts that primarily support ARI's railcar manufacturing operations. Substantially all of Custom Steel's sales are to ARI.

In connection with the closing of this transaction, the final sales price was approximately $17,061,000. On March 31, 2006, ARI remitted approximately $17,974,000 to the Company and an additional $750,000 to a third party escrow agent. On April 27, 2006, the Company returned approximately $1,663,000 to ARI, which represents amounts received by the Company in excess of the final sales price. The proceeds were used to reduce indebtedness under our revolving credit agreement.

In October 2004, we issued $50,000,000 in unsecured senior notes, which have a blended interest rate of 5.67%. The notes are comprised of $10,000,000 of 5.33% Series A Senior Notes due October 21, 2011 and $40,000,000 of 5.75% Series B Senior Notes due October 21, 2014. Semiannual interest payments are required until maturity.

Borrowings and repayments under our line of credit agreement are initiated as needed to fund our operating and investing activities described above. During the first six months of fiscal 2006, we borrowed $17,000,000 to finance our working capital needs and paid $17,000,000 on our bank line of credit.

We have a $135,000,000 unsecured revolving credit facility that matures October 2010. Our existing banking group can elect to expand the availability to $200,000,000 at our request under certain circumstances. Interest on the facility is paid with various variable options on the interest rate, none of which is greater than the bank's prime rate. At March 31, 2006, there was $30,000,000 outstanding on the credit facility. On May 8, 2006, we completed the acquisition of Kasle and increased our borrowings under the line of credit facility by $40,000,000. As of May 8, 2006, there was $70,000,000 outstanding on the credit facility.

Provisions contained in our debt agreements require us to maintain specified levels of net worth, maintain certain financial ratios and limit capital expenditures, operating leases, capital leases and additional debt. In connection with the acquisition of Kasle, we amended our credit facility to permit certain debt obligations and limited guarantees of Kasle which approximates $10 million. We are in compliance with our loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

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

In connection with the sale of Custom Steel, the Company retained certain obligations consisting primarily of trade accounts payable, accrued liabilities and deferred taxes totaling approximately $3,012,000. In addition, the Company has agreed to indemnify ARI for any payments required to be made by them for liabilities incurred by the Company prior to March 31, 2006. The indemnification provisions for most liabilities expire on March 31, 2008 and require the buyer to incur at least $75,000 in aggregate liabilities before a claim can be asserted. Indemnification provisions for certain liabilities, primarily taxes, expire with applicable statutes of limitations and the remaining provisions, primarily environmental, do not expire. The Company has not recorded any liabilities for these indemnifications since management has determined it is not probable the Company will incur such liabilities. Pursuant to the terms of an Escrow Agreement, the $750,000 in escrow will be distributed to the Company at various times prior to March 31, 2008 to the extent there are no indemnification claims made by ARI.

On April 28, 2006, our Board of Directors declared the Company's semi-annual cash dividend of $0.15 per share. The dividend is payable on May 23, 2006, to shareholders of record as of May 8, 2006.

On May 8, 2006, the Company completed an acquisition of all the outstanding stock of privately held Kasle Steel Corporation (Kasle) in Dearborn, Michigan pursuant to a Stock Purchase Agreement. Through its five processing facilities, including three joint ventures, Kasle is North America's largest independent supplier of automotive steel blanks, shipping over 1.5 million tons annually across a variety of platforms. The purchase price is approximately $49 million, which includes the assumption of approximately $15 million of liabilities. The Company increased its borrowings under the line of credit facility by $40 million to finance the acquisition.

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

Related Party Transactions
--------------------------

We have various transactions with Mi-Tech Steel and we sell scrap steel products to a company owned by Stuart N. Ray, a director of Steel Technologies (see Note 7 of our Notes to Condensed Consolidated Financial Statements). Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2006, the Audit Committee reviewed and approved these transactions. We have the ability to continue or cease selling scrap steel to this company at any time.


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

There has been no material change during the six months ended March 31, 2006 from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended September 30, 2005.

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

                           Part II - Other Information

                            Item 5. Other Information

On May 8, 2006, the Company amended its Credit Agreement dated as of September 2, 2004, by and between the Registrant and the banks named therein, in connection with the acquisition of Kasle Steel Corporation. The Company amended its credit facility to permit certain debt obligations and limited guarantees of Kasle which approximates $10 million. The Credit Agreement is attached as
Exhibit 10.

                                Item 6. Exhibits

Exhibits filed or furnished with this report:

   Exhibit 2 Stock Purchase Agreement among Roger Kasle, Matthew Kasle, Julie Kasle and Michael A. Limauro, as Sellers and Kasle Steel Corporation, as the Company and Roger Kasle as Kasle Sellers' Representative and Kasle Acquisition Company, LLC as Buyer and Joined In By Steel Technologies Inc., dated as of May 8, 2006

   Exhibit 10 Third Amendment to Credit Agreement by and between the Registrant and PNC Bank, National Association, as Agent, SunTrust Bank, as Syndication Agent and JPMorgan Chase Bank, N.A.& Company, as Documentation Agent, dated as of May 8, 2006

   Exhibit 31.1    Certification of Chief Executive  Officer Pursuant to
                   Section 302 of the  Sarbanes-Oxley  Act of 2002

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




Dated:  May 10, 2006

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended March 31, 2006;

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


Date: May 10, 2006

/s/ Bradford T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph P. Bellino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended March 31, 2006;

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

Date: May 10, 2006

/s/ Joseph P. Bellino
---------------------
Joseph P. Bellino
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2006:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Bradford T. Ray
                                                      -------------------
                                                      Bradford T. Ray
                                                      Chief Executive Officer
                                                      Date: May 10, 2006

                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Joseph P. Bellino, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2006:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Joseph P. Bellino
                                                      ---------------------
                                                      Joseph P. Bellino
                                                      Chief Financial Officer
                                                      Date: May 10, 2006

                                   EXHIBIT 2

                            STOCK PURCHASE AGREEMENT

                                      among

         ROGER KASLE, MATTHEW KASLE, JULIE KASLE AND MICHAEL A. LIMAURO,
                                   as Sellers

                                       and

                            KASLE STEEL CORPORATION,
                                 as the Company

                                       and


                                   ROGER KASLE
                        as Kasle Sellers' Representative

                                       and

                         KASLE ACQUISITION COMPANY, LLC
                                    as Buyer

                                and joined in by

                            STEEL TECHNOLOGIES INC.,
                                  as Steel Tech

                             Dated as of May 8, 2006

                               TABLE OF CONTENTS



ARTICLE I             DEFINITIONS................................................................................2

         Section 1.1         Certain Defined Terms...............................................................2
         Section 1.2         Use of Plural; Gender...............................................................2

ARTICLE II            PURCHASE AND SALE..........................................................................2

         Section 2.1         Purchase and Sale of the Shares.....................................................2
         Section 2.2         Purchase Price......................................................................2
         Section 2.3         Escrow..............................................................................2
         Section 2.4         Purchase Price Adjustments..........................................................2
         Section 2.5         Taxes...............................................................................2
         Section 2.6         Closing.............................................................................2
         Section 2.7         Deemed Decrease in Purchase Price...................................................2
         Section 2.8         Assignment of Shareholder Loans and Advances........................................2
         Section 2.9         Roger Kasle Consulting Agreement....................................................2
         Section 2.10        Steel Tech Guarantee of Buyer's Obligations.........................................2

ARTICLE III           REPRESENTATIONS AND WARRANTIES.............................................................2

         Section 3.1         Authority; Enforceability; No Violation; Etc........................................2
         Section 3.2         No Conflicts; Consents; Ownership...................................................2
         Section 3.3         Proceedings.........................................................................2
         Section 3.4         Organization, Standing, Qualification and Power.....................................2
         Section 3.5         Authority; Execution and Delivery; Enforceability...................................2
         Section 3.6         No Conflicts; Consents..............................................................2
         Section 3.7         Capitalization; Subsidiaries; Joint Ventures........................................2
         Section 3.8         Financial Statements................................................................2
         Section 3.9         Property............................................................................2
         Section 3.10        Intellectual Property...............................................................2
         Section 3.11        Contracts...........................................................................2
         Section 3.12        Permits.............................................................................2
         Section 3.13        Taxes...............................................................................2
         Section 3.14        Proceedings.........................................................................2
         Section 3.15        Benefit Plans.......................................................................2
         Section 3.16        Absence of Changes or Events........................................................2
         Section 3.17        Compliance with Laws................................................................2
         Section 3.18        Environmental Matters...............................................................2
         Section 3.19        Employee and Labor Matters..........................................................2
         Section 3.20        Insurance...........................................................................2
         Section 3.21        Product Warranty....................................................................2
         Section 3.22        Product Liability...................................................................2
         Section 3.23        Customers, Suppliers and Working Relationships......................................2


                                      (i)

         Section 3.24        Banks, Directors and Officers, Powers of Attorney and Life Insurance................2
         Section 3.25        Brokers or Finders..................................................................2
         Section 3.26        Books and Records...................................................................2
         Section 3.27        Condition and Sufficiency of Assets.................................................2
         Section 3.28        Transactions with Certain Persons...................................................2
         Section 3.29        Questionable Payments...............................................................2
         Section 3.30        Full Disclosure.....................................................................2

ARTICLE IV            REPRESENTATIONS AND WARRANTIES OF BUYER AND STEEL TECH.....................................2

         Section 4.1         Organization and Qualification......................................................2
         Section 4.2         Authority...........................................................................2
         Section 4.3         No Conflict; Required Filings and Consents..........................................2
         Section 4.4         Brokers.............................................................................2
         Section 4.5         Investment Intent...................................................................2

ARTICLE V             COVENANTS..................................................................................2

         Section 5.1         Consents and Filings; Further Assurances............................................2
         Section 5.2         Public Announcements................................................................2
         Section 5.3         Environmental Investigation.........................................................2
         Section 5.4         Obligations to Barbara Kasle Rothstein and the Barbara Kasle Rothstein Revocable Trust
                             2
         Section 5.5         Confidentiality.....................................................................2

ARTICLE VI            TAX MATTERS................................................................................2

         Section 6.1         Sellers' Indemnification of Buyer...................................................2
         Section 6.2         Taxes for Short Taxable Year........................................................2
         Section 6.3         Adjustment to Purchase Price........................................................2
         Section 6.4         Carrybacks..........................................................................2
         Section 6.5         Returns.............................................................................2
         Section 6.6         Contest Provisions..................................................................2
         Section 6.7         Transfer Taxes......................................................................2
         Section 6.8         Assistance and Cooperation..........................................................2

ARTICLE VII           INDEMNIFICATION............................................................................2

         Section 7.1         Survival of Representations, Warranties, and Certain Covenants......................2
         Section 7.2         Indemnification by Sellers..........................................................2
         Section 7.3         Indemnification by Buyer............................................................2
         Section 7.4         Procedures..........................................................................2
         Section 7.5         Matters Relating to Indemnification; Limitations on Liability; Buyer Recovery from Escrow.
                             2
         Section 7.6         Kasle Sellers' Representative.......................................................2
         Section 7.7         No Circular Recovery................................................................2

                                      (ii)


ARTICLE VIII          GENERAL PROVISIONS.........................................................................2

         Section 8.1         Fees and Expenses...................................................................2
         Section 8.2         Amendment and Modification..........................................................2
         Section 8.3         Waiver..............................................................................2
         Section 8.4         Notices.............................................................................2
         Section 8.5         Interpretation......................................................................2
         Section 8.6         Entire Agreement....................................................................2
         Section 8.7         No Third-Party Beneficiaries........................................................2
         Section 8.8         Governing Law.......................................................................2
         Section 8.9         Submission to Jurisdiction..........................................................2
         Section 8.10        Dispute Resolution..................................................................2
         Section 8.11        Assignment; Successors..............................................................2
         Section 8.12        Severability........................................................................2
         Section 8.13        Counterparts........................................................................2
         Section 8.14        Facsimile Signature.................................................................2
         Section 8.15        Time of Essence.....................................................................2
         Section 8.16        No Presumption Against Drafting Party...............................................2

         Exhibit A.........PPA Liabilities
         Exhibit B.........Owners of Shares to be Sold and Purchased
         Exhibit C.........Form of Escrow Agreement
         Exhibit D.........The Company's November 30, 2005 Balance Sheet
         Exhibit E.........Calculation of Estimated Purchase Price
         Exhibit F.........Form of Seller Release
         Exhibit G.........Form of Landlord Estoppel Certificate
         Exhibit H.........Form of Sellers' Counsel Opinion
         Exhibit I.........Form of Buyer's Counsel Opinion
         Exhibit J.........Form of Kasle Consulting Agreement


                                     (iii)

                            STOCK PURCHASE AGREEMENT

     This is a STOCK PURCHASE AGREEMENT, dated as of May 8, 2006 (this "Agreement"), by and among (i) Roger Kasle, Matthew Kasle, Julie Kasle and Michael A. Limauro (each a "Seller" and collectively, "Sellers"), (ii) Roger Kasle, as representative of Sellers other than Michael Limauro (the "Representative"), (iii) Kasle Steel Corporation, a Michigan corporation (the "Company"), and (iv) Kasle Acquisition Company, LLC, a Delaware limited liability company ("Buyer"), and joined in by (v) Steel Technologies Inc., a Kentucky corporation ("Steel Tech").

                                    RECITALS

     A. Sellers own 100% of the issued and outstanding shares of common stock, par value $10.00 per share of the Company (the "Shares").

     B. Sellers wish to sell to Buyer, and Buyer wishes to purchase from Sellers, all of the Shares.

     C. Steel Tech has joined in the Agreement for the purpose of guaranteeing the obligations of Buyer under this Agreement.

                                    AGREEMENT

         THE PARTIES, INTENDING TO BE LEGALLY BOUND, AGREE AS FOLLOWS:

                                    ARTICLE I
                                   DEFINITIONS

     Section 1.1 Certain Defined Terms. For purposes of this Agreement, in addition to terms defined elsewhere in this Agreement:

     "Affiliate," with respect to any specified Person, means any other Person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with, such specified Person.

     "Ancillary Agreements" means the Escrow Agreement, Kasle Consulting Agreement, the Seller Releases, the Landlord Estoppels and all other documents or instruments executed and delivered by the parties in order to consummate the transactions contemplated in this Agreement.

     "Business Day" means any day that is not a Saturday, a Sunday or other day on which banks are required or authorized by Law to be closed in Louisville, Kentucky.

     "Charter Documents" means (a) with respect to a corporation, its articles or certificate of incorporation and its bylaws and all amendments thereto and restatements thereof, and (b) with respect to a limited liability company, its articles of organization and its operating or limited liability company agreement and all amendment thereto and restatements thereof.

     "Code" means the Internal Revenue Code of 1986, as amended through the date hereof.

     "Contract" means any loan or credit agreement, note, bond, mortgage, indenture, lease, sublease or other written or unwritten agreement, commitment or license.

     "Control," "control," or "controls," including the terms "controlled by" and "under common control with," means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, as trustee or executor, as general partner or managing member, by contract or otherwise.

     "D-K" means Delaco-Kasle LLC, a Michigan limited liability company.

     "Disclosure Schedule" means the Disclosure Schedule prepared by or on behalf of Sellers and the Company and furnished to the Buyer prior to the date of execution and delivery of this Agreement.

     "Encumbrance" means any charge, claim, mortgage, lien, option, pledge, security interest or other restriction of any kind (other than those created under applicable securities laws).

     "Environmental Condition" means any condition with respect to soil, surface waters, groundwaters, land, stream sediments, surface or subsurface strata, ambient air or any environmental medium on, under, in or which is emanating or has emanated from (i) any of the Real Property or (ii) any of the Other Real Property, whether or not yet discovered, which could or does result in any Loss, contribution, cost recovery or other obligation of any nature whatsoever, or any injury, claim, action, suit, proceeding or investigation of any kind, or any judgment, order or decree, in each case of or against the Company, any of the Subsidiaries or Joint Ventures or Buyer to or by any other Person (including, without limitation, any Governmental Entity), including, without limitation, any condition resulting from any Violation of any Environmental Law, any Release, any Hazardous Materials, any UST System or otherwise from the operation of the businesses conducted by any of the Company, the Subsidiaries, the Joint Ventures, Kasle Holding or Kasle Laserfactures, and/or any activities of any previous owner, tenant, occupant, operator or user of any of the Real Property or any of the Other Real Property, and/or any activities conducted by any other person on or off any of the Real Property or any of the Other Real Property.

     "Environmental Law" means any federal, state, provincial, municipal or local environmental, health, or safety law, by-law, code or ordinance, and any rules or regulations promulgated thereunder, including, but not limited to, the Comprehensive Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C.
Section 9601 et seq., the Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. Section 6901 et seq., the Toxic Substances Control Act ("TSCA"), 15 U.S.C. Section 2601 et seq., the Occupational Safety and Health Act ("OSHA"), 29
U. S. C. Section 651 et seq., the Clean Water Act, 33 U. S. C. Section 1251 et seq., the Clean Air Act, 42 U.S.C. Section 7401 et seq., the Emergency Planning and Community Right-to-Know Act ("EPCRA"), 42 U.S.C. Section 11001 et seq., the Hazardous Materials Transportation Act, the Environmental Protection Act (Ontario), R.S.O. 1990, c.E.19, the Environmental Bill of Rights, 1993 (Ontario), S.O. 1993, c.28, the Occupational Health and Safety Act (Ontario), R.S.O. 1990, c.O.1, and all other similar United States and Canadian federal, state, provincial and local laws, statutes, ordinances, and common law, as well as the terms and conditions of any permit, license or authorization issued pursuant to any of the foregoing.

     "Environmental Matters" means, collectively, any Environmental Condition, any Release or any violation of any Environmental Law (a) with respect to the operations of the businesses conducted by any of the Company, the Subsidiaries, the Joint Ventures, Kasle Holding or Kasle Laserfactures during any period prior to the Closing Date; or (b) on, under, in or about, or with respect to, any of the Real Property or any of the Other Real Property arising out of or resulting from the operations of the businesses conducted by any of the Company, the Subsidiaries, the Joint Ventures, Kasle Holding or Kasle Laserfactures during any period prior to the Closing Date.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Escrow" means the escrow established under the Escrow Agreement.

     "Escrow Agent" means LaSalle Bank N.A.

     "Escrow Agreement" means the Escrow Agreement contemplated in Section 2.3 substantially in the form of Exhibit C attached hereto.

     "GAAP" means United States generally accepted accounting principles as in effect on the date hereof.

     "Galnas Company" means The Galnas Company, L.L.C., a Delaware limited liability company.

     "Governmental Entity" means any (i) nation, state, county, city, town, borough, village, municipality, district or other jurisdiction; (ii) federal, state, provincial, local, municipal, foreign or other government; (iii) governmental or quasi-governmental body of any nature (including any agency, branch, department, board, commission, court, tribunal or other entity exercising governmental or quasi-governmental powers); (iv) multinational organization or body; (v) body exercising, or entitled or purporting to exercise, any administrative, executive, judicial, legislative, police, regulatory or taxing authority or power; (vi) any regulatory or self-regulatory authority compliance with which is required by Law; or (vii) an official of any of the foregoing.

     "Hazardous Materials" means any substance or material (including petroleum) that is designated or defined (either by inclusion on a list or by reference to characteristics), and/or regulated by any Governmental Entity, as hazardous, toxic or dangerous, or as a pollutant, contaminant, or waste, under any Environmental Law.

     "Intellectual Property" means any of the following: patents, trademarks, trade names, trade secrets, service marks, copyrights, mask works and any applications therefor, technology, know-how, video and audio compression algorithms, computer software programs or applications (in both source code and object code form) and tangible or intangible proprietary information or material that are used or proposed to be used in the conduct of a Person's business.

     "Joint Venture" or "Joint Ventures" includes RSDC, D-K, KMP and any other Person in which the Company or any of the Subsidiaries has an equity or other ownership interest.

     "Kasle Holding" means Kasle Holding Company, a Michigan corporation.

     "Kasle Laserfactures" means Kasle Laserfactures, L.L.C., a Michigan limited liability company.

     "KMP" means Kasle Metal Processing LLC, a Delaware limited liability company.

     "Knowledge," means (a) with respect to any individual, the knowledge of a particular fact or other matter if (i) such individual is actually aware of such fact or other matter ("Actual Knowledge"); or (ii) a prudent individual could be expected to discover or otherwise become aware of such fact or other matter in the course of conducting a reasonable comprehensive investigation concerning the existence of such fact or matter; and (b) with respect to any Person other than an individual, the knowledge of a particular fact or other matter if any individual who is serving, or has at any time served, as a director, officer, manager, supervisor, partner, executor or trustee of such Person (or in any similar capacity) has, or at any time had, Knowledge of such fact or other matter. In the case of the Sellers, "Sellers' Actual Knowledge" means the Actual Knowledge of any of the Sellers.

     "Law" means any statute, law, ordinance, decree, Order, injunction, rule, directive, or regulation of any Governmental Entity and any principal of common law.

     "Leased Real Property" means the real property leased by the Company or any of its Subsidiaries, in each case, as tenant, together with, to the extent leased by the Company or any of its Subsidiaries, all buildings and other structures, facilities or improvements currently or as of the Closing Date located thereon, all fixtures, systems, equipment and items of personal property of the Company or any of its Subsidiaries attached or appurtenant thereto and all easements, licenses, rights and appurtenances of the Company or any of its Subsidiaries relating to the foregoing. The Leased Real Property, together with the Owned Real Property comprises the Real Property.

     "Lien" means any charge, claim, community property interest, condition, equitable interest, lien, option, security interest, mortgage, pledge, easement, encumbrance, pledge, security interest, right of first refusal, servitude, right of way, or restriction of any kind, including any restriction on use, voting, transfer, receipt of income, or exercise of any other attribute of ownership.

     "Limited Recourse Environmental Matters" means, collectively, any Environmental Condition, any Release or any violation of any Environmental Law on, under, in or about, or with respect to, any of the Real Property or any of the Other Real Property that (i) does not arise out of or result from the operations of the businesses conducted by any of the Company, the Subsidiaries, the Joint Ventures, Kasle Holding or Kasle Laserfactures with respect to any period prior to the Closing Date and (ii) is required as a matter of Law to be remediated as a result of Buyer's Phase II ESAs or an enforcement action or other Proceeding brought by a Governmental Entity or a unrelated third party.

     "Limauro" means Michael A. Limauro.

     "Order" means any award,  decision,  injunction,  judgment,  order, ruling,
subpoena,   or  verdict  entered,   issued,  made  or  rendered  by  any  court,
administrative agency or other governmental body or by any arbitrator.

     "Other Real Property" means any real property formerly owned, operated or leased by any of the Company, the Subsidiaries, the Joint Ventures, Kasle Holding or Kasle Laserfactures.

     "Owned Real Property" means the real property owned by the Company or any of its Subsidiaries, in each case, together with all buildings and other structures, facilities or improvements currently or as of the Closing Date located thereon, all fixtures, systems, equipment and items of personal property of the Company or any of its Subsidiaries attached or appurtenant thereto and all easements, licenses, rights and appurtenances of the Company or any of its Subsidiaries relating to the foregoing. The Owned Real Property, together with the Leased Real Property comprises the Real Property.

     "Permitted Liens" means (a) mechanics', carriers', workers', repairers' and other similar liens arising or incurred in the ordinary course of business relating to obligations as to which there is no default on the part of the Company or any of its Subsidiaries for a period greater than 60 days, or the validity or amount of which is being contested in good faith by appropriate proceedings, or pledges, deposits or other liens securing the performance of bids, trade contracts, leases or statutory obligations (including workers' compensation, unemployment insurance or other social security legislation); (b) Liens arising under outstanding original purchase price conditional sales contracts and equipment leases with third parties entered into in the ordinary course of business including, without limitation, those Liens arising under outstanding original purchase price conditional sales contracts and equipment leases with third parties that are identified as such in Section 3.9(a) of the Disclosure Schedule; (c) Liens for Taxes not yet due and payable; (d) zoning, entitlement, conservation restriction and other land use and environmental regulations by Governmental Entities, none of which impair the present or anticipated use of the property subject thereto; and (e) any Liens in favor of Comerica Bank with respect to the Comerica Bank Term Loan referenced in items A(1)(b) and (g) of Exhibit A and the Revolving Credit Loan owed to Comerica Bank referenced in item A(1)(j) of Exhibit A, all of which shall be released in connection with the pay-off of those underlying loans to Commerica Bank and any Liens in favor of Comerica Bank with respect to $200,000.00 Letter of Credit.

     "Person" means an individual, corporation, partnership, limited liability company, limited liability partnership, syndicate, person, trust, association, organization or other entity, including any Governmental Entity, and including any successor, by merger or otherwise, of any of the foregoing.

     "Proceeding" means any action, suit, investigation or proceeding before any Governmental Entity or arbitrator.

     "Purchase Orders" means purchase orders, work orders, work releases, authorizations to process or ship, and the like which have been issued to or received by any of the Company or the Subsidiaries (collectively, "Company
Purchase Orders") or any of the Joint Ventures (collectively, "JV Purchase Orders") for the purchase or sale of raw materials, commodities, supplies, products, or other personal property, or for the furnishing or receipt of any products or services in the ordinary course of business of their respective businesses as presently conducted.

     "Release" means any presence, release, deposit, discharge, emission, leaking, spilling, seeping, migrating, injecting, pumping, pouring, emptying, escaping, dumping, disposing or other movement of Hazardous Materials, which is in violation of any Environmental Law or as to which any Environmental Law requires any reporting or corrective action.

     "Remediation" means (a) any response, remedial, removal, or corrective action, any activity to clean up, detoxify, decontaminate, contain or otherwise remediate any Release or Environmental Condition, (b) any actions to prevent, cure or mitigate any Release or Environmental Condition that are required by applicable Environmental Law, (c) any action to comply with any Environmental Laws or with any permits issued pursuant thereto, or (d) any inspection, investigation, study, monitoring, assessment, audit, sampling and testing, laboratory or other analysis, or any evaluation relating to any Hazardous Materials or UST Systems.

     "Real Property" means, collectively, all of the Leased Real Property and all of the Owned Real Property.

     "Return" means, collectively, returns, declarations of estimated Tax, Tax reports, information returns and statements relating to any Taxes assessed, due or to become due for any period ending on or before the Closing Date with respect to any income, assets or operations of the Company and its Subsidiaries, or any of them.

     "RSDC" means RSDC of Michigan L.L.C., a Delaware limited liability company.

     "Subsidiary" or "Subsidiaries" means (a) Kasle Steel of Canada Ltd. and Kasle Steel Auto Blankers, Inc. (collectively, the "Active Subsidiaries") and
(b) Kasle Steel Pickling, Inc., Kasle Steel Dearborn Processing Center, Inc., Kasle Steel Quality Coil Processing, Inc. and Kasle Steel Distribution, Inc. (collectively, the "Inactive Subsidiaries").

     "Tailor Steel" means Tailor Steel America LLC, a Delaware limited liability company.

     "Tax" or "Taxes" means, with respect to any Person, all income taxes (including any tax on or based upon net income, gross income, or income as specially defined, or earnings, profits, or selected items of income, earnings or profits) and all federal, state, provincial, municipal, local or foreign gross receipts, sales, use, ad valorem, transfer, franchise, license, withholding, payroll, employment taxes (including employment insurance), employer health, Canada Pension Plan, severance, property (real or personal), alternative or add-in minimum taxes, customs duties, import, excise, Canadian goods and services tax, provincial sales, penalties imposed by the IRS or the U.S Department of Labor in connection with employee benefit plans or other taxes of any kind whatsoever, together with any interest and any penalties, additions to tax or additional amounts imposed by any taxing authority on such Person.

     "UST Fund" means any applicable  underground  storage tank liability  trust
fund,   insurance  fund,   reimbursement   fund,  or  similar  fund  or  program
administered by or on behalf of any state or other Governmental Entity.

     "UST Systems" means all underground storage tanks located on or under any of the Real Property and all associated piping, lines, pumps, siphons and other ancillary equipment and containment systems, used in connection with the storage, dispensing or general use of any Hazardous Materials.

     Section 1.2 Use of Plural; Gender. For the purposes of this Agreement, the plural of any word used herein includes the singular, and the singular includes the plural, and the masculine, feminine and neuter genders include one another. Accounting terms used in this Agreement without separate definition shall have the meanings attributed to them under GAAP.

                                   ARTICLE II
                                PURCHASE AND SALE

     Section 2.1 Purchase and Sale of the Shares. Upon the terms and subject to the conditions of this Agreement, at the Closing, each Seller shall sell, assign, transfer, convey and deliver to Buyer, and Buyer shall purchase from each Seller, good (legal and beneficial) title to the Shares owned by such Seller as specified in Exhibit B, free from any Liens or Encumbrances.

     Section 2.2 Purchase Price. The aggregate purchase price for the Shares shall be the Final Purchase Price as defined in Section 2.4(d) below, being $45,000,000.00 (the "Purchase Price") subject to adjustments as provided for in Sections 2.4 and 2.7. All payments of the Purchase Price by Buyer in accordance with Section 2.4(e) below shall be paid by wire transfer to accounts designated by Sellers.

     Section 2.3 Escrow. At Closing, Buyer shall deposit Two Million Dollars ($2,000,000.00) of the Purchase Price (the "Escrow Amount") with the Escrow Agent, which amount shall be withheld from the Estimated Purchase Price (as defined in Section 2.4(b) below) to be paid to the Sellers at the Closing. The parties acknowledge and agree that the Escrow Amount shall be used for the purposes of satisfying, in whole or in part, (a) the post-Closing purchase price adjustments pursuant to Section 2.4, if any, and (b) Seller's indemnification obligations under Section 7.2. The Escrow Amount shall be administered in accordance with the provisions of the Escrow Agreement. The Escrow Agreement shall provide that (i) at the conclusion of the 18-month period immediately following the Closing, all of the uncontested escrowed funds in excess of One Million Dollars ($1,000,000.00) shall be released from escrow and paid to Sellers; (ii) at the conclusion of the 24-month period immediately following the Closing, all of the uncontested escrowed funds in excess of Five Hundred Thousand Dollars ($500,000.00) shall be released from escrow and paid to Sellers; and (iii) the remainder of the uncontested escrowed funds shall be released from escrow and paid to Sellers at the conclusion of the 72-month period immediately following the Closing. The Escrow Amount shall be held as a trust fund and shall not be subject to any lien, attachment, trustee process or any other judicial process of any creditor of any party and shall be held and disbursed solely for the purposes and in accordance with the terms of the Escrow Agreement.

     Section 2.4 Purchase Price Adjustments. The Purchase Price shall be subject to adjustment as follows:

     (a) The Purchase Price shall be reduced, dollar for dollar, by the aggregate amount of certain liabilities described on parts A(1), A(2) and A(3) of Exhibit A (each a "PPA Liability" and collectively, the "PPA Liabilities"), to the extent that such PPA Liabilities remain outstanding obligations of the Company or the Subsidiaries at Closing. Buyer acknowledges that certain Company obligations listed in parts B(1) and B(2) on Exhibit A will remain outstanding at Closing and be continuing obligations of the Company or any of the Subsidiaries after the Closing, but will not result in a reduction to the Purchase Price. Attached as Exhibit D is a balance sheet setting forth shareholders equity of $15,171,000 as of November 30, 2005. The Purchase Price shall also be increased or decreased, dollar-for-dollar, to the extent that the shareholders equity of the Company as of April 30, 2006 is greater or less than $15,171,000 (the "Change-In-Equity Adjustment"). The Purchase Price shall also be reduced, dollar-for-dollar, by one-half of the cost of the environmental studies on the Real Property and the real property owned or used by the Joint
Ventures performed by AMEC for Buyer and Sellers (the "Environmental Study Expense").

     (b) Prior to the Closing, the Representative, Limauro and Buyer shall agree upon estimated adjustments to the Purchase Price as of the Closing Date by which the Purchase Price shall be (i) reduced, dollar-for-dollar, by the estimated aggregate amount of the outstanding PPA Liabilities as of the Closing Date; (ii) increased or decreased, dollar-for-dollar, to reflect the estimated Change-In-Equity Adjustment; and (iii) reduced, dollar-for-dollar, by one-half of the estimated Environmental Study Expense (such result being referred to as the "Estimated Purchase Price"), which shall serve as the basis for the adjusted Purchase Price to be paid by Buyer to Sellers at the Closing. The
Representative, Limauro and Buyer shall base their estimates of the PPA Liabilities, the Change-In-Equity Adjustment and the Environmental Study Expense on the most recent financial information available from the Company at or prior to the Closing. Attached hereto as Exhibit E is a summary description of the calculation of the Estimated Purchase Price including a summary of the estimated adjustments to the Purchase Price as of the Closing Date upon which the Representative, Limauro and Buyer have agreed prior to the Closing. Sellers acknowledge and agree that (a) any Taxes owed by the Company or any of the Subsidiaries for the portion of the year or period prior to the Closing shall be accrued as of April 30, 2006 and reflected on Exhibit E and (b) any Taxes owed by the Sellers for any years, periods or any portions thereof prior to the Closing shall be paid by Sellers and shall not be paid by the Company on behalf of Sellers out of the Escrow Amount or otherwise.

     (c) Within 60 days after the Closing, Buyer shall deliver to the Sellers a Company balance sheet (the "Closing Date Balance Sheet") as of April 30, 2006, which balance sheet shall be prepared in accordance with GAAP and in a manner consistent with the Company's November 30, 2005 balance sheet and a schedule of the PPA Liabilities outstanding as of the Closing Date and the Environmental Study Expense. The Closing Date Balance Sheet shall be accompanied by all relevant backup materials and schedules, all in detail reasonably acceptable to the Representative and Limauro. In addition to the Closing Date Balance Sheet, Buyer shall provide its proposed final Purchase Price based on the Closing Date Balance Sheet in which (i) the Purchase Price shall be reduced, dollar-for-dollar, by the aggregate amount of PPA Liabilities outstanding on the Closing Date; (ii) the Purchase Price shall be increased or decreased, dollar-for-dollar, to reflect any Change-In-Equity Adjustment; and (iii) the Purchase Price shall be reduced by one half of the Environmental Study Expense (the "Proposed Final Purchase Price").

     (d) Within 21 days after the Representative's and Limauro's receipt of the Closing Date Balance Sheet and Buyer's statement of the Proposed Final Purchase Price, Sellers will review the Closing Date Balance Sheet and the Proposed Final Purchase Price, and the Representative and Limauro shall notify Buyer in writing (the "Dispute Notice") of the amount, nature and basis of any dispute with or proposed adjustments to the Closing Date Balance Sheet or the Proposed Final Purchase Price. If neither the Representative nor Limauro disputes all or any portion of the Closing Date Balance Sheet and the Proposed Final Purchase Price within such time period, then the Closing Date Balance Sheet and the Proposed Final Purchase Price shall be final and conclusive. To the extent that either the Representative or Limauro notifies Buyer in writing of any dispute or proposed adjustment to the Closing Date Balance Sheet or the Proposed Final Purchase Price, Buyer shall have 20 days from its receipt of the Dispute Notice to dispute the position of the Representative or Limauro set forth in the Dispute Notice. If Buyer fails to dispute any proposed adjustments and/or position set forth in the Dispute Notice within such time period, then such undisputed Purchase Price adjustments proposed by the Representative or Limauro in the Dispute Notice shall be final and conclusive. Each of Buyer, the Representative and Limauro shall first use their diligent good faith efforts to resolve any dispute regarding the Dispute Notice between themselves. If the parties are unable to resolve the dispute within 30 days after delivery of the Dispute Notice, then any remaining items in dispute shall be submitted to an independent nationally recognized accounting firm selected in writing by Buyer, the Representative and Limauro or, if Buyer, the Representative and Limauro fail or refuse to select a firm within 10 days after written request therefor by Buyer, the Representative or Limauro, such an independent nationally recognized accounting firm shall be selected in accordance with the rules of the American Arbitration Association (the "Chosen Firm"). All determinations pursuant to this Section shall be in writing and shall be delivered to Buyer, the Representative and Limauro and shall include the final Purchase Price after all adjustments (the "Final Purchase Price"). The Chosen Firm shall only resolve specific issues in dispute between the parties as set forth in the Dispute Notice in determining any Purchase Price adjustments. The determination of the Chosen Firm as to the resolution of any dispute shall be binding and conclusive upon all parties. A judgment on the determination made by the Chosen Firm pursuant to this Section may be entered in and enforced by any court having competent jurisdiction thereover. The fees and expenses of the Chosen Firm in connection with the resolution of disputes pursuant to this Section shall be shared equally by Buyer and the Sellers; provided, however, that if the Chosen Firm determines that one party has adopted a position or positions with respect to the determination of applicable Purchase Price adjustments that is frivolous or clearly without merit, the Chosen Firm may, in its discretion, assign a greater portion of any such fees and expenses to such party.

     (e) If the process described in Sections 2.4(c) and (d) results in a determination that the Final Purchase Price is less than the Estimated Purchase Price, then the Escrow Agent shall pay an amount equal to such decrease to Buyer from the Escrow Amount in accordance with the terms of the Escrow Agreement. Sellers acknowledge and agree that if the Final Purchase Price is less than the Estimated Purchase Price by more than $200,000.00, then within ten Business Days after the Escrow Agent pays such decrease out of the Escrow Amount to Buyer, Sellers shall pay to the Escrow Agent cash equal to the amount by which the decrease from the Estimated Purchase Price to the Final Purchase Price exceeded $200,000.00 in order to restore the depleted Escrow Amount. If the process described in Sections 2.4(c) and(d) results in a determination that the Final Purchase Price is greater than the Estimated Purchase Price, then Buyer shall immediately pay such additional amount in cash to Sellers.

     Section 2.5 Taxes. Sellers shall pay all Taxes and fees imposed by Governmental Authorities and required to be paid in connection with or arising from the sale, transfer, or assignment of the Shares.

     Section 2.6 Closing.

     (a) The closing ("Closing") of the sale and purchase of the Shares shall take place at the offices of Frost Brown Todd LLC, 400 West Market Street, 32nd Floor, Louisville, Kentucky 40202, at 9:00 A.M. local time on May 8, 2006, or at such other place or at such other time or on such other date as the Representative, Limauro and Buyer may agree in writing. The day on which the Closing takes place is referred to as the "Closing Date."

     (b) At the Closing:

          (i) Buyer shall deliver, by wire transfer of immediately available funds to a bank account designated in writing by Sellers to Buyer at least two Business Days prior to the Closing Date, an amount equal to each Seller's pro-rata share of the Estimated Purchase Price less the Escrow Amount;

          (ii) Buyer shall deliver by wire transfer of immediately available funds to the Escrow Agent the Escrow Amount, to be held and disbursed by the Escrow Agent pursuant to the Escrow Agreement;

          (iii) each of Sellers will execute an assignment separate from certificate assigning its Shares to Buyer and will deliver to Buyer such assignment and the applicable share certificates evidencing such Seller's Shares;

          (iv) Sellers will execute and deliver to Buyer general releases in favor of the Company, its Subsidiaries, the Joint Ventures and their respective affiliates, officers, directors, employees and agents, substantially in the form of Exhibit F attached hereto (the "Sellers' Releases");

          (v) Sellers will deliver to Buyer resignations of all directors, officers, managers and any other representative of the Company and the Subsidiaries;

          (vi) Sellers and Buyer will execute and deliver the Escrow Agreement;

          (vii) Roger Kasle, the Company and Buyer will execute and deliver the Kasle Consulting Agreement (as defined in Section 2.9 below);

          (viii) Sellers shall deliver to Buyer a lease consent and estoppel form executed by the landlord or subtenant under each Real Property Lease substantially in the form of Exhibit G attached hereto (the "Landlord Estoppel");

          (ix) Sellers shall deliver to the Buyer a counsel opinion rendered by the counsel for Sellers and the Company substantially in the form of Exhibit H attached hereto (the "Sellers' Counsel Opinion");

          (x) Buyer shall deliver to Sellers a counsel opinion rendered by Buyer's General Counsel substantially in the form of Exhibit I attached hereto (the "Buyer's Counsel Opinion"); and

          (xi) Buyer and Sellers shall have received all Third Party Consents and any other consents or approvals required by any Governmental Entity or Person in connection with the consummation of the transactions contemplated by this Agreement.

     Section 2.7 Deemed Decrease in Purchase Price. Any portion of the Escrow Amount disbursed under the Escrow Agreement to Buyer (except a disbursement under Section 2.4(e)) shall be deemed a decrease to the Final Purchase Price.

     Section 2.8 Assignment of Shareholder Loans and Advances. Immediately prior to the Closing, the Company shall assign to Sellers, pro rata with their ownership of Shares, all of the Company's interest in the receivables, loans and advances identified in part A(2) of Exhibit A to this Agreement that remain outstanding at the Closing Date, except for the advances and receivables due from David Yates and Reginald Campbell identified as items (c) and (f) under part A(2) of Exhibit A to this Agreement.

     Section 2.9 Roger Kasle Consulting Agreement. At the Closing, the Company and Roger Kasle shall enter into a Consulting, Non-solicitation and Non-competition Agreement, the form of which is attached as Exhibit J (the "Kasle Consulting Agreement"), providing for the payment of an aggregate of $1,500,000 in equal monthly installments over a 60-month period.

     Section 2.10 Steel Tech Guarantee of Buyer's Obligations. Steel Tech hereby guarantees the payment and performance of Buyer's obligations under this Agreement and each of the Ancillary Agreements, and Steel Tech's liability for such payment and performance shall be a primary obligation. Steel Tech's guaranty pursuant to this Section is absolute and Steel Tech waives the defenses available under the principles of suretyship or guaranty; provided, however, that Steel Tech does not waive any defenses that would have been available to Buyer if Buyer were sued directly on Buyer's obligation under this Agreement or any of the Ancillary Agreements provided that such defense would have been available to Steel Tech if it had been the Buyer contemplated in this Agreement, except that the defenses of insolvency or bankruptcy of Buyer shall not be available to Steel Tech.

                                  ARTICLE III
                         REPRESENTATIONS AND WARRANTIES
                             OF SELLERS AND COMPANY

     A. To induce Buyer to enter into and perform its obligations under this Agreement, each Seller severally (as to such Seller only and not jointly) represents and warrants to Buyer as set forth in Section 3.1 through Section 3.3 and Section 3.30 below as of the date of this Agreement:

     Section 3.1 Authority; Enforceability; No Violation; Etc. Such Seller has all power and authority or, with respect to individuals, the capacity, to execute this Agreement and each of the Ancillary Agreements to which such Seller is, or is specified to be, a party and to consummate the transactions contemplated hereby and thereby. Such Seller has duly executed and delivered this Agreement and, at or prior to the Closing, will have duly executed and delivered each Ancillary Agreement to which it is, or is specified to be, a party, and this Agreement constitutes, and each Ancillary Agreement to which it is, or is specified to be, a party will after the Closing constitute, a legal, valid and binding obligation of such Seller, enforceable against such Seller in accordance with its terms, except as enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and by general principles of equity (regardless of whether considered in a proceeding in equity or at law).

     Section 3.2 No Conflicts; Consents; Ownership.

     (a) The execution and delivery by such Seller of this Agreement does not, the execution and delivery by such Seller of each Ancillary Agreement to which it is, or is specified to be, a party will not, and the consummation of the transactions contemplated hereby and thereby and compliance by such Seller with the terms hereof and thereof will not, conflict with, or result in any violation of or default under, or give rise to a right of termination, cancellation or acceleration of any obligation or a loss of a benefit under, or result in the creation of any Lien or Encumbrance, upon any of the properties or assets owned or used by such Seller under, any provision of any Order or Law applicable to such Seller or its properties or assets.

     (b) Such Seller is the record and beneficial owner of the number of Shares specified in Exhibit B attached hereto and has, and will transfer to Buyer at Closing, good (legal and beneficial) title to such Shares, free and clear of any and all Liens and Encumbrances. Except for this Agreement, such Seller is not a party to any agreement with respect to such Shares and has not granted any option or other rights to such Shares and has not entered into any agreement restricting such Shares.

     Section 3.3 Proceedings. There are not any (a) outstanding Orders against such Seller, (b) Proceedings or claims pending or, to the Actual Knowledge of such Seller, threatened against such Seller, or (c) investigations by any Governmental Entity that are pending or, to the Actual Knowledge of such Seller, threatened against such Seller that, in any case, individually or in the aggregate, would reasonably be expected to prevent such Seller from consummating the transactions contemplated by this Agreement and the Ancillary Agreements to which such Seller is a party.

     B. To induce Buyer to enter into and perform its obligations under this Agreement, the Company hereby represents and warrants to Buyer as set forth in
Section 3.4 through Section 3.30 below as of the date of this Agreement:

     Section 3.4 Organization, Standing, Qualification and Power.

          (a) Each of the Company, the Active Subsidiaries and the Joint Ventures is duly organized, validly existing and in good standing under the laws of the jurisdiction in which it is organized and has the power and authority (corporate or otherwise) to own, lease and operate its properties and to carry on its business as presently conducted. Each of the Company, the Active Subsidiaries and the Joint Ventures is duly qualified and in good standing to do business in each jurisdiction in which such qualification is necessary because of the nature of the business conducted by it.

          (b) Each of the Inactive Subsidiaries was duly organized and prior to its voluntary dissolution, was validly existing and in good standing under the laws of the jurisdiction in which it was organized. Each of the Inactive Subsidiaries had the power and authority (corporate or otherwise) to own, lease and operate its properties and to carry on its business as conducted prior to its voluntary dissolution. Each of the Inactive Subsidiaries was duly qualified and prior to its dissolution, was in good standing to do business in each jurisdiction in which such qualification was necessary because of the nature of the business conducted by it. Set forth in Section 3.4(b) of the Disclosure Schedule is a description of the approximate dates with respect to each of the Inactive Subsidiaries on which (A) such Inactive Subsidiary ceased conducting active business operations; (B) such Inactive Subsidiary ceased having any employees; and
     (C) such Inactive Subsidiary ceased owning, leasing or otherwise using any real property. Each of the Inactive Subsidiaries has been duly dissolved under the laws of the jurisdiction in which it was organized and each jurisdiction in which it was qualified to transact business as a foreign corporation. Upon the dissolution of each of the Inactive Subsidiaries, each of the Inactive Subsidiaries transferred all of its remaining assets to the Company and the Company assumed all of their respective remaining liabilities. Set forth in Section 3.4(b) of the Disclosure Schedule is a true and complete list and description of the assets and liabilities of each of the Inactive Subsidiaries that were transferred and assumed by the Company by operation of Law or otherwise upon the dissolution of the Inactive Subsidiaries.

     Section 3.5 Authority; Execution and Delivery; Enforceability. The Company has the corporate power and authority to execute this Agreement and to consummate the transactions contemplated hereby, and the execution and delivery by the Company of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action. The Company has duly executed and delivered this Agreement, and this Agreement constitutes a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and by general principles of equity (regardless of whether considered in a proceeding in equity or at law).

     Section 3.6 No Conflicts; Consents.

          (a) Except as set forth in Section 3.6(a) of the Disclosure Schedule, the execution and delivery by the Company of this Agreement does not conflict with, or result in any violation of or default under, or give rise to a right of termination, cancellation or acceleration of any obligation or a loss of any beneficial right under, any provision of (i) the Charter Documents of the Company or any of the Active Subsidiaries or the Joint Ventures, (ii) any Contract to which the Company or any of the Active Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, is a party or by which any of them or any of their respective properties or assets is bound, or (iii) any Order or Law applicable to the Company, or any of the Active Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures or any of their respective properties or assets.

          (b) No Permit of, or registration, declaration or filing with, any Governmental Entity is required to be obtained or made by or with respect to, the Company or any of the Active Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures in connection with the execution, delivery and performance by the Company of this Agreement or the consummation of the transactions contemplated hereby, other than those that may be required solely by reason of Buyer's participation in the transactions contemplated hereby.

          (c) No consents or notifications under the applicable Charter Documents, or any other agreement with another member of any of the Joint Ventures, is required to enter into or consummate the transactions contemplated by this Agreement.

     Section 3.7 Capitalization; Subsidiaries; Joint Ventures.

          (a) As of the date hereof and as of the Closing Date, the authorized capital stock of the Company consists solely of 50,000 shares of common stock, of which 8,656.66 shares are, and shall be on the Closing Date, issued and entitled to vote and there are no unissued shares of the authorized capital stock of the Company held in treasury; in addition, there are 943 shares and 120 shares of the Company's common stock that are issued respectively to (i) Barbara Kasle Rothstein and (ii) David S. Band as trustee of the Barbara Kasle Rothstein Irrevocable Trust u/t/a dated November 23, 1993, which were redeemed by the Company pursuant to a Stock Option Agreement dated January 13, 1995 among the Company, Barbara Kasle Rothstein and David S. Band, as trustee of the

     Barbara Kasle Irrevocable Trust, u/t/a dated November 23, 1993, as amended by an Amendment to Stock Option Agreement dated January 1, 2003, (the "Stock Option Agreement") that are held in escrow as security for the Company's payment of the redemption price owed for such escrowed shares and in accordance with applicable Law have not been cancelled and do not constitute authorized but unissued shares (the "Escrow Shares"). In accordance with applicable corporate Law, since the Escrow Shares are pledged as security for the payment of the redemption price for such Escrow Shares, (i) the Escrow Shares are issued, but are not entitled to be voted at any meeting of the Company's shareholders or otherwise, (ii) the Escrow Shares are not to be counted in determining the total number of shares of the Company's capital stock entitled to vote at any given time, (iii) the holders of the Escrow Shares are not entitled to any distributions with respect to the Escrow Shares, and (iv) upon the payment of the redemption price for such Escrow Shares, shall be canceled and shall constitute authorized, but unissued shares. All of the Shares have been duly authorized and validly issued and are fully paid and nonassessable. None of the Shares was issued in violation of the Securities Act or any other Law. No legend or other reference to any purported Lien or Encumbrance appears upon any certificate representing the Shares. Except for the Escrow Shares, the issued and outstanding shares of capital stock are held of record by Sellers, and in the amounts, specified in Exhibit B attached hereto. There are no outstanding or authorized options, warrants, purchase rights, subscription rights, conversion rights, exchange rights or other rights, calls, agreements or other commitments issued by the Company or to which the Company is a party to purchase or acquire any unissued stock or other securities from the Company and no other capital stock of the Company is reserved for any purpose. There are no Contracts to which the Company is a party that relate to the Shares. Upon Buyer's acquisition of the Shares specified on Exhibit B at the Closing, Buyer shall have acquired all of the issued and outstanding capital stock of the Company. There are no outstanding or authorized stock appreciation, stock option, phantom stock, profit participation or similar rights with respect to the Company, any of the Subsidiaries or the Shares. Except as set forth in Section 3.7(a) of the Disclosure Schedule, there are no voting trust agreements, proxies or other agreements or understandings with respect to the vote of the capital stock of the Company.

          (b) The Company holds good title (legal and beneficial) to 100% of the issued and outstanding capital stock of the Active Subsidiaries. Prior to their dissolution, the Company held good title (legal and beneficial) to 100% of the issued and outstanding capital stock of the Inactive Subsidiaries. True and correct copies of the Charter Documents of each Subsidiary as identified in Section 3.7(b) of the Disclosure Schedule have been delivered to Buyer. There are no outstanding options, warrants, rights, calls, agreements or other commitments or rights with respect to any issued or unissued equity interest in any of the Subsidiaries. The Company holds good title (legal and beneficial) to (i) a 50% membership interest in RSDC, (ii) a 49% membership interest in D-K, and (iii) a 50% membership interest in KMP. True and correct copies of the Charter Documents of each Joint Venture, as identified in Section 3.7(b) of the Disclosure Schedule (the "Joint Venture Documents"), have been delivered to Buyer. Each of the Joint Venture Documents is in full force and effect and is valid and enforceable in accordance with its terms. The Company has not received any notice that it is in default under any of the Joint Venture Documents and, to the Knowledge of the Company and the Subsidiaries, no other party to any of the Joint Venture Documents is in breach or default thereunder, and (iii) except for the Joint Venture Documents as to which a waiver or consent has been given by the other parties thereto, all of which are listed in Section 3.7(b) of the Disclosure Schedule, the consummation or performance of the transactions contemplated by this Agreement will not contravene, conflict with, or result in a violation or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or accelerate the maturity or performance of, or to cancel, terminate or modify, any of the Joint Venture Documents. Except as set forth in the Joint Venture Documents, there are no outstanding options, warrants, rights, calls, agreements or other commitments or rights with respect to any issued or unissued membership or other interest in any Joint Venture.

          (c) Except for the Joint Ventures and the Subsidiaries or as identified in Section 3.7(c) of the Disclosure Schedule, the Company does not own, and has not ever owned, directly or indirectly, any capital stock, membership interest, partnership interest, joint venture interest or other equity interest in any Person. None of the Subsidiaries owns, or has ever owned, directly or indirectly, any capital stock, membership interest, partnership interest, joint venture interest or other equity interest in any Person.

          (d) The Settlement Agreement and Release among the Company, T.S. Investment, Inc., Marubeni-Itochu Steel America, Inc., successor in interest to ITOCHU International Inc., ISG America Inc. and Tailor Steel America LLC dated August 25, 2003 sets forth the complete terms of the sale of the Company's membership interest in Tailor Steel.

          (e) The Company is party to (i) the Stock Option Agreement, (ii) a Security Agreement dated January 9, 1996 among the Company, Miro, Weiner & Kramer and Barbara Kasle Rothstein, as amended by an Amendment to Security Agreement dated January 1, 2003, (the "BR Security Agreement"), (iii) a Security Agreement dated January 9, 1996 among the Company, Miro, Weiner & Kramer and David S. Band, as trustee of the Barbara Kasle Irrevocable Trust, u/t/a dated November 23, 1993, as amended by an Amendment to Security Agreement dated January 1, 2003, (the "Trust Security Agreement"),
     (iv) a Secured Promissory Note dated January 9, 1996 between the Company and Barbara Kasle Rothstein in the principal amount of $1,865,695.60, as amended by an Amendment to $1,865,695.60 Secured Promissory Note dated
     January 1, 2003, (the "BR Note") and (v) a Secured Promissory Note dated January 9, 1996 between the Company and David S. Band, as trustee of the Barbara Kasle Irrevocable Trust, u/t/a dated November 23, 1993 in the principal amount of $238,000.00, as amended by an Amendment to $238,000 Secured Promissory Note dated January 1, 2003, (the "Trust Note" and, together with the Stock Option Agreement, the BR Security Agreement, the Trust Security Agreement and the BR Note, the "BR Option Documents"). Each of the BR Option Documents is in full force and effect and is valid and enforceable in accordance with its terms. No party to any BR Option Document is in breach or default of any provision or term of any BR Option Document. The consummation or performance of the transactions contemplated by this Agreement will not contravene, conflict with, or result in a violation or breach of any provision of or, or give any Person the right to declare a default or exercise a remedy under or accelerate the maturity or performance of any obligations under any BR Option Document. The Company has timely paid to the designated recipient all amounts then due and owing pursuant to the BR Note and the Trust Note. Upon payment in full of all amounts due and owing pursuant to the BR Note and the Trust Note, all shares of common stock of the Company pledged as security pursuant to the BR Option Documents shall be released from escrow to the Company; such shares shall no longer be subject to any lien or claim arising from the BR Option Documents; and in accordance with applicable Law, such shares shall be canceled and shall constitute authorized but unissued shares of the Company.

     Section 3.8 Financial Statements.

          (a) Section 3.8 of the Disclosure Schedule includes true and complete copies of (i) the audited consolidated balance sheet of the Company and its Subsidiaries as at December 31, 2005, and the related audited consolidated statements of income, retained earnings, stockholders' equity and changes in financial position of the Company and its Subsidiaries, together with all related notes and schedules thereto, accompanied by the reports thereon of the Company's independent auditors (collectively referred to as the "Kasle Financial Statements"); (ii) the audited balance sheets for each of RSDC and D-K as of December 31, 2005 and KMP as of September 30, 2005, and the related audited statements of income, retained earnings, members' equity and changes in financial position of such Joint Venture, together with all related notes and schedules thereto, accompanied by the reports thereon of such Joint Venture's independent auditors (collectively referred to as the "Joint Venture Financial Statements"); (iii) the unaudited consolidated balance sheet of the Company and its Subsidiaries as at March 31, 2006 (the "Kasle Interim Balance Sheet"), and the related consolidated statements of income, together with all related notes and schedules thereto (such statements are collectively referred to as the "Kasle Interim Financial Statements," and such date is referred to as the "Interim Balance Sheet Date"); and (iv) the unaudited balance sheet for each of the Joint Ventures as of the Interim Balance Sheet Date (the "Joint Venture Interim Balance Sheets"), and the related statements of income, together with all related notes and schedules thereto (such statements are collectively referred to as the "Joint Venture Interim Financial Statements").

          (b) Each of the Kasle Financial Statements and the Kasle Interim Financial Statements (i) has been prepared based on the books and records of the Company and its Subsidiaries (except as may be indicated in the notes thereto), (ii) has been prepared in accordance with GAAP applied on a consistent basis throughout the periods indicated (except as may be indicated in the notes thereto), and (iii) fairly presents, in all material respects, the consolidated financial position, results of operations and cash flows of the Company and its Subsidiaries as at the respective dates thereof and for the respective periods indicated therein, except as otherwise noted therein and subject, in the case of the Kasle Interim Financial Statements, to normal and recurring year-end adjustments (the effect of which will not, individually or in the aggregate, be materially adverse) and the absence of notes (that if presented, would not differ materially from those included in the balance sheet included in the Kasle Financial Statements).

          (c) Each of the Joint Venture Financial Statements and the Joint Venture Interim Financial Statements (i) has been prepared based on the books and records of the applicable Joint Venture (except as may be indicated in the notes thereto), (ii) has been prepared in accordance with GAAP applied on a consistent basis throughout the periods indicated (except as may be indicated in the notes thereto), and (iii) fairly presents, in all material respects, the financial position, results of operations and cash flows of the applicable Joint Venture as at the respective dates thereof and for the respective periods indicated therein, except as otherwise noted therein and subject, in the case of the Joint Venture Interim Financial Statements, to normal and recurring year-end adjustments (the effect of which will not, individually or in the aggregate, be materially adverse) and the absence of notes (that if presented, would not differ materially from those included in the balance sheet included in the Joint Venture Financial Statements).

          (d) There are no debts, liabilities or obligations of any kind, character or description, whether known or unknown, accrued or unaccrued, absolute or contingent, disputed or undisputed, liquidated or unliquidated, secured or unsecured, joint or several, due or to become due, vested or unvested, executory, determined, determinable or otherwise or matured or unmatured, of the Company or of any of the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, and whether or not the same is required to be accrued on the financial statements of such Person, other than any such debts, liabilities and obligations (i) reflected or reserved against in (A) the Kasle Interim Financial Statements and the Kasle Financial Statements or the notes thereto with respect to the Company and the Subsidiaries, and (B), the Joint Venture Interim Financial Statements and the Joint Venture Financial Statements or the notes thereto with respect to the Joint Ventures, or (ii) incurred since the Interim Balance Sheet Date in the ordinary course of business of the Company, the Subsidiaries and the Joint Ventures, as applicable (none of which results from, arises out of or relates to or is in the nature of, or was caused by any breach of a Contract, breach of a warranty, tort, infringement or violation of Law). No financial statements of any Person other than the Company and its Subsidiaries are required by GAAP to be included in the consolidated financial statements of the Company.

          (e) All notes and accounts receivable of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures are reflected properly on their respective books and records in accordance with GAAP, are valid receivables subject to no setoffs or counterclaims, except for matters for which a reserve has been taken as reflected in the Kasle Interim Financial Statements or the Joint Venture Interim Financial Statements, as applicable (rather than in any notes thereto), are current and collectible in accordance with their terms at their recorded amounts, subject only to the reserve for bad debts set forth on the face of the Kasle Interim Financial Statements or the Joint Venture Interim Financial Statements, as applicable (rather than in any notes thereto) as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the Company and the Joint Ventures, as applicable. Each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has paid all accounts payable in accordance with their terms, and no interest is payable with respect to any portion of such accounts payable. Section 3.8 of the Disclosure Schedule accurately lists and ages the accounts receivable and accounts payable of the Company and the Subsidiaries as of the date of the Interim Balance Sheet Date and specifically denotes any accounts receivable owing from and accounts payable owing to any of the Company's Affiliates. Section 3.8 of the Disclosure Schedule specifically denotes all notes or accounts receivable of any of the Company and the Subsidiaries which bear interest, together with a summary description of the debtor party and the financing terms applicable to such notes or accounts receivable.

          (f) Neither the Company nor any of the Subsidiaries have taken any action, and nothing has occurred, other than in the ordinary course of business consistent with past practices of the Company and the Subsidiaries, after April 30, 2006 that would result in any change in the Company's shareholder equity from the Company's shareholder equity as it existed on April 30, 2006.

          Section 3.9 Property.

          (a) Section 3.9(a) of the Disclosure Schedule (i) accurately describes all buildings, machinery, equipment and other tangible personal property owned, leased or used by each of the Company and the Active Subsidiaries;
     (ii) indicates whether such property is owned, leased or used; and (iii) to the extent that such assets are used by the Company or any of the Active Subsidiaries, but is not owned by the Company or any of the Active
     Subsidiaries, sets forth an accurate list of the leases and other arrangements pursuant to which the Company or the Active Subsidiaries, as applicable, have the right to use such tangible personal property (the "Personal Property Leases") except for any dies, cutting tools and other similar articles of tangible personal property owned by customers and in the possession of the Company or any of the Active Subsidiaries (the "Customer Dies"). Except for properties and assets disposed of in the ordinary course of business since the Interim Balance Sheet Date, Customer Dies and customer inventories of steel and other goods or as otherwise set forth in Section 3.9(a) of the Disclosure Schedule, each of the Company, the Active Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has good and marketable title (free and clear of all Liens and Encumbrances except for any Permitted Liens) to, or a valid leasehold interest in, the personal property and assets (i) used by the Company, the Active Subsidiaries or the Joint Ventures, as applicable;
     (ii) located on its respective premises; or (iii) shown on the Kasle Interim Balance Sheet or the Joint Venture Interim Balance Sheets, as applicable, or acquired after the date thereof. Except as set forth in
     Section 3.9(a) of the Disclosure Schedule, all of the Personal Property Leases are in full force and effect in the form disclosed to Buyer and are enforceable in accordance with their respective terms, and each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has complied with the terms of all Personal Property Leases. Except as disclosed in Section 3.9(a) of the Disclosure Schedule, none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures (i) has assigned, pledged or otherwise transferred any Personal Property Lease or leased or subleased all or any portion of the tangible personal property owned or used by the Company or any Subsidiary or the Joint Venture, as applicable, except as disclosed in Section 3.9(a) of the Disclosure Schedule or (ii) received any notice of default under any Personal Property Lease and no event has occurred or failed to occur which, with the giving of notice or the passage of time, or both, would constitute a default by any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures or any other Person under any Personal Property Lease.

          (b) Section 3.9(b) of the Disclosure Schedule contains a true and correct legal description and street address of all of the real property owned or used by any of the Company, the Active Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures. Except as set forth in Section 3.9(b) of the Disclosure Schedule, none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, holds or has ever held, any ownership interest, any leasehold interest, or any other right, title, interest or liability with respect to any real property. Neither Kasle Holding nor Kasle Laserfactures have ever held any ownership interest, any leasehold interest, or any other right, title, interest or liability with respect to any real property. Except for a leasehold interest in the office space located at 17515 West Nine Mile Road, Suite 445, Southfield, Michigan 48075, to the Knowledge of the Company and the Subsidiaries, Galnas Company does not hold and never has held, any ownership interest, any leasehold interest, or any other right, title, interest or liability with respect to any real property.

          (c) Each of the Company and the Active Subsidiaries has good and marketable fee simple title to the Owned Real Property owned by the Company or such Active Subsidiary, free and clear of all Liens and Encumbrances other than the Liens set forth in Section 3.9(c) of the Disclosure Schedule and Permitted Liens. To the Knowledge of the Company and the Subsidiaries, each of the Joint Ventures has good and marketable fee simple title to the real property owned by such Joint Venture, free and clear of all Liens and Encumbrances other than the Liens set forth in Section 3.9(c) of the Disclosure Schedule and Permitted Liens. To the Knowledge of Sellers, the Company and the Subsidiaries, there are no pending or threatened condemnation or other proceeding that could adversely affect the current use, occupancy, or value of the Real Property.

          (d) Section 3.9(d) of the Disclosure Schedule lists all of the real property leases and subleases to which any of the Company, the Active Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures is a party or by which it is bound (the "Real Property Leases"). Except as set forth in Section 3.9(d) of the Disclosure Schedule, all of the Real Property Leases are in full force and effect in the form disclosed to Buyer and are enforceable in accordance with their respective terms, and each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, as applicable, has complied with the terms of the Real Property Leases to which such entity is a party or by which it is bound, whether as landlord or as tenant. Except as set forth in Section 3.9(c) of the Disclosure Schedule, none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures (i) has assigned, pledged, mortgaged, hypothecated or otherwise transferred any Real Property Lease or leased or subleased all or any portion of any Real Property or (ii) received any notice of default under any Real Property Lease and no event has occurred or failed to occur which, with the giving of notice or the passage of time, or both, would constitute a default under any Real Property Lease.

          (e) Except as set forth in Section 3.9(e) of the Disclosure Schedule, the use of each of the Real Properties for the various purposes for which it is presently being used is permitted as of right under all applicable zoning legal requirements and is not subject to "permitted nonconforming" use or structure classifications. All improvements on the Real Property ("Improvements") are in compliance with all applicable Law, including those pertaining to zoning, building and the disabled, are adequate and suitable for the conduct of the businesses as currently conducted by the Company, the Active Subsidiaries or the Joint Ventures, as applicable, are in good repair and in good condition, ordinary wear and tear excepted, and are free from latent and patent defects. Except as set forth in Section 3.9(e) of the Disclosure Schedule, no part of any Improvement encroaches on any real property not included in the Real Property, and there are no buildings, structures, fixtures or other Improvements primarily situated on adjoining property which encroach on any part of the Real Property.

          (f) All of the assets and rights owned or used by any of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures immediately prior to the Closing will be owned or available for use by the Company, the Active Subsidiaries and the Joint Ventures, as applicable, on identical terms and conditions immediately subsequent to the Closing.

     Section 3.10 Intellectual Property.

          (a) Except as set forth in Section 3.10(a) of the Disclosure Schedule, none of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures owns, or has licensed or otherwise possesses legally sufficient rights to use, any Intellectual Property.
     Section 3.10(a) of the Disclosure Schedule includes and specifically identifies all Intellectual Property owned by or licensed from third parties ("Third Party Intellectual Property") and used by any of the Company, the Subsidiaries or the Joint Ventures or that is incorporated in, is, or forms a part of, any product or service of any of the Company, the Subsidiaries or the Joint Ventures, excluding any such intellectual property rights that are available on a commodity basis (such as "shrink wrap" licenses) and that are non-exclusive, terminable and available at a standard fee. None of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has licensed or entered into agreements with third parties regarding the license, use or restriction on use of any Intellectual Property or Third Party Intellectual Property.

          (b) None of the Company, the Active Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures are, or will be as a result of the execution and delivery of this Agreement or the performance of its respective obligations hereunder, in violation of any rights of a third party in any Third Party Intellectual Property. No claims with respect to the Intellectual Property or use of any Third Party Intellectual Property by any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures are pending, or to the Knowledge of the Company and the Subsidiaries, threatened, by any Person, nor does any of the Company or the Subsidiaries know of any valid grounds for any bona fide claims in regard to such Intellectual Property or Third Party Intellectual Property. All of the Intellectual Property held by the Company, the Active Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures and all rights therein are valid, subsisting and enforceable and there is no unauthorized use, infringement or misappropriation of any Intellectual Property by any third party. None of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures (i) have been sued or charged in writing as a defendant in any claim, suit, action or proceeding that involves a claim of infringement of any trade secrets, patents, trademarks, service marks, maskworks or copyrights, (ii) have been informed or notified by any third party that any of the Company, the Subsidiaries or the Joint Ventures may be engaged in such infringement, or (iii) have any Knowledge of any infringement liability with respect to, or infringement by, any of the Company, the Subsidiaries or the Joint Ventures of any trade secret, patent, trademark, service mark, maskwork or copyright of another.

          (c) Set forth in  Section  3.10(c)  of the  Disclosure  Schedule  is a
     description of all actions taken by the Company and each of the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures to maintain and protect each item of Intellectual Property owned or purported to be owned by the Company, the Subsidiaries or the Joint Ventures, as applicable, which except as otherwise noted in Section 3.10(c) of the Disclosure Schedule, such actions were reasonable and prudent for the maintenance and protection of such Intellectual Property. After the consummation of the transactions contemplated by this Agreement, the Company, the Active Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures will continue to own all right, title and interest in all Intellectual Property and to or have a valid written license to use all Third Party Intellectual Property currently used in their respective business operations.

          (d) None of the Company, the Active Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures use any Intellectual Property owned by any present or past director, officer, employee or consultant of any of the Sellers, the Company, the Subsidiaries or the Joint Ventures.

          (e) As of the Closing, the Intellectual Property of the Company and the Active Subsidiaries shall be free from Liens and Encumbrances.

          (f) None of the software used by any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures was developed in whole or in part by any of the Company, the Subsidiaries or the Joint Ventures.

     Section 3.11 Contracts.

          (a) Section 3.11 of the Disclosure Schedule lists or specifically cross-references to another Section of the Disclosure Schedules in which such Contract is identified the following Contracts to which any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures is a party and in effect on the Closing Date or by which any of the Company, the Active Subsidiaries or the Joint Ventures is currently bound (with the exception of Purchase Orders or the contracts and agreements listed on Section 3.15 of the Disclosure Schedule), including:

          (i) any Contract (or group of related Contracts) for the lease of personal property to or from any Person providing for lease payments in excess of $50,000.00 per annum;

          (ii) any Contract (or group of related Contracts) for the purchase or sale of raw materials, commodities, supplies, products, or other personal property, or for the furnishing or receipt of services, the performance of which will extend over a period of more than 6 months or involve consideration in excess of $50,000.00, including in the case of the Company and the Active Subsidiaries, active jobs subject to Purchase Orders;

          (iii) any Contract  concerning a  partnership  or joint venture or any
     other  Contract   involving  a  sharing  of  profits,   losses,   costs  or
     liabilities;

          (iv) any Contract concerning confidentiality, non-solicitation or non-competition or containing covenants that in any way purport to restrict the business activities of the Company, any Subsidiary or any Joint Venture;

          (v) any Contract with any of the Sellers or any of their respective Affiliates (other than the Company and the Subsidiaries);

          (vi) any collective bargaining agreement;

          (vii) any Contract for the employment of any individual (other than any arrangement that constitutes "employment at will" under applicable law) on a full-time, part-time, consulting, or other basis providing annual compensation in excess of $10,000.00 or providing pre-determined severance benefits, termination pay and/or pay in lieu of notice of termination;

          (viii) any Contract under which it has advanced or loaned any amount to any of its directors, officers, or employees outside the ordinary course of business;

          (ix) any Contract under which the consequences of a default or termination could have an adverse change in the business, financial condition, future prospects, operations, or results of operations of the Company or any of the Subsidiaries or the Joint Ventures;

          (x) any Contract under which the Company or any Subsidiary has directly or indirectly guaranteed indebtedness, liabilities or obligations of any other Person (other than endorsements for the purpose of collection in the ordinary course of business) with a principal amount that is in excess of $25,000.00;

          (xi) any Contract granting a Lien (other than any Permitted Lien) upon any of the assets of the Company, a Subsidiary or a Joint Venture;

          (xii) any Contract (excluding a purchase order) involving payment by the Company or any Subsidiary or any Joint Venture of more than $25,000.00 annually;

          (xiii) any Contract not identified in any other part of Section 3.11 of the Disclosure Schedule that involves performance of services or delivery of goods by one or more of the Company, the Subsidiaries or the Joint Ventures of an amount or value in excess of $50,000.00;

          (xiv) any Contract not identified in any other part of Section 3.11 of the Disclosure Schedule that involves performance of services or delivery of goods or materials to one or more of the Company, the Subsidiaries or the Joint Ventures of an amount or value in excess of $50,000.00;

          (xv) any Contract not identified in any other part of Section 3.11 of the Disclosure Schedule that was not entered into in the ordinary course of business and that involves expenditures or receipts of one or more of the Company, the Subsidiaries or the Joint Ventures of an amount or value in excess of $100,000.00;

          (xvi) any Contract providing for payments to or by any Person based on sales, purchases or profits, other than direct payments for goods purchased or services rendered;

          (xvii) any Contract not  identified  in any other part of Section 3.11
     of  the  Disclosure   Schedule  for  capital   expenditures  in  excess  of
     $50,000.00;

          (xviii)  a  services  Contract  with  an  independent   contractor  or
     consultant, including without limitation, tax-related services;

          (xix)  each  power  of  attorney  that  is  currently   effective  and
     outstanding; or

          (xx) any other Contract (or group of related Contracts) not identified in any other part of Section 3.11 of the Disclosure Schedule the performance of which involves consideration in excess of $50,000.00.

     (b) Except as set forth in Section 3.11(b) of the Disclosure Schedule, (i) each Contract that is listed or specifically cross-referenced in Sections 3.11(a) and 3.15 of the Disclosure Schedule to which the Company or any of the Subsidiaries is a party or otherwise bound and, to the Knowledge of the Company and the Subsidiaries, to which any of the Joint Ventures is a party or otherwise bound, and each of the Company Purchase Orders and, to the Knowledge of the Company and the Subsidiaries, each of the JV Purchase Orders, is in full force and effect and is valid and enforceable in accordance with its terms, (ii) none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, Joint Ventures have received notice that it is in default under any Contract that is listed or specifically cross-referenced in Sections 3.11(a) and 3.15 of the Disclosure Schedule or any Purchase Order to which it is a party or otherwise bound and, to the Knowledge of the Company and the Subsidiaries, no other party to any such Contract is in breach or default thereunder, and (iii) except for Contracts as to which a waiver or consent has been given by the other parties thereto, all of which are listed in Section 3.11(c) of the Disclosure Schedule, the consummation or performance of the transactions contemplated by this Agreement will not contravene, conflict with, or result in a violation or breach of any provision of, or give any Person the right to declare a default or exercise any remedy under, or accelerate the maturity or performance of, or to cancel, terminate or modify, any of the Contracts listed or specifically cross-referenced in Sections 3.11(a) and 3.15 of the Disclosure Schedule or any of the Company Purchase Orders and, to the Knowledge if the Company and the Subsidiaries, any of the JV Purchase Orders. None of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, except as disclosed in Section 3.11(b) of the Disclosure Schedule, received any notice of the intention of any Person to terminate any Contract listed or specifically cross-referenced in Sections 3.11(a) and 3.15 of the Disclosure Schedule.

     (c) Except as set forth in Section 3.11(c) of the Disclosure Schedule, no consents are required under any of the Contracts that is listed or specifically cross-referenced in Sections 3.11(a) and 3.15 of the Disclosure Schedule, any of the Company Purchase Orders or, to the Knowledge of the Company and the Subsidiaries, any of the JV Purchase Orders in connection with the consummation of the transactions contemplated by this Agreement ("Third Party Consents").

     Section 3.12 Permits. Section 3.12 of the Disclosure Schedule lists all permits and authorizations (collectively "Permits") required under Law for the conduct of the businesses of the Company and each of the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures as presently conducted. Each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures holds and is in compliance with all of its respective Permits. Since December 31, 2004, none of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures have received notice of any Proceedings relating to the revocation or modification of any such Permits.

     Section 3.13 Taxes.

          (a) Except as set forth in Section  3.13 of the  Disclosure  Schedule,
     (i) each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has filed all Returns required to be filed by it prior to the Closing Date; (ii) as of the time of filing, the Returns were complete and correct; (iii) each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has paid all Taxes that have or may have become due pursuant to those Returns or otherwise, or pursuant to any assessment received by the Company, the Subsidiaries or the Joint Ventures, as applicable; (iv) none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures are currently the beneficiary of any extension of time within which to file any Return; (v) none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures have waived any statute of limitations affecting any Tax liability or agreed to any extension of time during which a Tax assessment or deficiency assessment may be made, which waiver or extension is still outstanding; (vi) there are no threatened or pending Tax audits of any Returns of any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, and none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures have received notice of any unresolved claims concerning their Tax liability and the Company, the Subsidiaries and the Joint Ventures have no Knowledge that any such claim exists; (vii) each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has complied with all Laws relating to the payment and withholding of Taxes; and (viii) none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures are or have been a party to any Tax sharing or similar agreement; and (ix) no claim has ever been made by any authority in a jurisdiction where any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures does not file Returns that the Company, the Subsidiaries, or the Joint Ventures is or may be subject to taxation by that jurisdiction.

          (b) None of the Company, the Subsidiaries or the Joint Ventures have engaged in a "reportable transaction" with the meaning of Treasury Regulation Section 1.6011-4T(b).

          (c) The Company has not  executed  any closing  agreement  pursuant to
     Section 7121 of the Code, or any corresponding provision of state or local law.

          (d) None of the Company, the Subsidiaries or the Joint Ventures have agreed or are required to make any material adjustments pursuant to section 481(a) of the Code or any corresponding provision of state or local law by reason of a change in accounting method initiated by it or any other relevant party; none of the Company, the Subsidiaries or the Joint Ventures have received any notice from the IRS or other relevant authority proposing any such adjustment or change in accounting method; and none of the Company, the Subsidiaries or the Joint Ventures have any application pending with any governmental or regulatory authority requesting permission for any changes in accounting methods that relate to their respective business or assets.

          (e) As of the date hereof, there are no Encumbrances, other than Permitted Liens, with respect to Taxes upon any of the assets and properties of the Company, the Subsidiaries or the Joint Ventures.

          (f) The charges, accruals and reserves with respect to Taxes on the respective books of the Company, the Subsidiaries and the Joint Ventures are adequate (determined in accordance with GAAP) and are at least equal to that entity's liability for Taxes. All Taxes that any of the Company, the Subsidiaries or the Joint Ventures is or was required by Law to withhold or collect have been duly withheld or collected and, to the extent required, have been paid to the proper Governmental Entity or taxing authority or other Person.

          (g) Section 3.13 of the Disclosure Schedule lists all federal, state, provincial, local, and foreign income Returns filed with respect to the Company, the Subsidiaries, and the Joint Ventures for any taxable period ended on or after December 31, 2001, indicates those Returns that have been audited, and indicates those Returns that currently are the subject of audit. Sellers have delivered to Buyer correct and complete copies of all federal and provincial income Returns, examination reports, and statements of deficiencies assessed against or agreed to by the Company, the Subsidiaries, or the Joint Ventures filed or received since December 31, 2001.

          (h) None of the Company, the Subsidiaries or the Joint Ventures is a party to any agreement, contract, arrangement or plan that has resulted or could result, separately or in the aggregate, in the payment of (i) any "excess parachute payment" within the meaning of Code Section 280G (or any corresponding provision of state, local or foreign Tax law) and (ii) any amount that will not be fully deductible as a result of Code Section 162(m) (or any corresponding provision of state, local or foreign Tax law). Neither the Company nor any of the Subsidiaries has been a United States real property holding corporation within the meaning of Code Section
     897(c)(2) during the applicable period specified in Code Section 897(c)(1)(A)(ii). Each of the Company, the Subsidiaries and the Joint Ventures have disclosed on their federal income Tax Returns all positions taken therein that could give rise to a substantial understatement of federal income within the meaning of Code Section 6662. Neither the Company nor any of the Subsidiaries (A) has been a member of an Affiliated Group filing a consolidated federal income Return (other than a group the common parent of which was the Company) or (B) has any liability for the Taxes of any Person (other than the Company or any of the Subsidiaries) under Reg. Section 1.1502-6 (or any similar provision of state local, or foreign law), as a transferee or successor, by contract, or otherwise.

          (i) Neither the Company nor any of the Subsidiaries will be required to include any item of income in, or exclude any item of deduction from, taxable income for any taxable period (or portion thereof) ending after the Closing Date as a result of any:

               (A) change in method of accounting for a taxable period ending on or prior to the Closing Date;

               (B) "closing agreement" as described in Code Section 7121 (or any corresponding or similar provision of state, local or foreign income Tax law) executed on or prior to the Closing Date;

               (C) intercompany transaction or excess loss account described in Treasury Regulations under Code Section 1502 (or any corresponding or similar provision of state, local or foreign income Tax law);

               (D) installment sale or open transaction disposition made on or prior to the Closing Date; or

               (E) prepaid amount received on or prior to the Closing Date.

          (j) Neither the Company nor any of the Subsidiaries has distributed stock of another Person, or has had its stock distributed by another Person, in a transaction that was purported or intended to be governed in whole or in part by Code Sectio 355 or Code Section 361.

          (k) Each Joint Venture is and qualifies to be treated as a partnership for federal income tax purposes and for state and local income Tax purposes in all jurisdiction in which such Joint Venture is required to pay income Taxes.

          (l) Form 2553 (Election by a Small Business Corporation), was timely filed by the Company and the election or separate consents of the shareholders were signed by all of the then-current shareholders.

          (m) The Company has remained a valid, existing S Corporation since January 1, 1997 through the Closing. Immediately prior to the effective date of the S election and continuing through the Closing, the Company has had only one class of stock outstanding; all S-Corporation distributions to stockholders have been made pro rata, based upon the relative percentage of stock held by each individual shareholder, and the Company has not, by any other written or oral agreement, provided any stockholder with preferential rights or returns in connection with their stock ownership, that have not been extended to each of the other stockholders. The Company has not otherwise inadvertently terminated the S Election nor has it or any of its S Corporation shareholders received notice from the IRS denying the continued S Corporation election. As of the date hereof, there are no pending assertions by the IRS which challenge the continued S Corporation status of the Company.

          (n) The Company has timely filed qualified subchapter S subsidiary elections (each a "Q-Sub Election") under Code Section 1361(b)(3)(B)(ii) for all corporations included in the S Corporation Income Returns filed by the Company. Each of the Subsidiaries so included, constitute a "qualified subchapter S subsidiary" under Code Section 1361(b)(3)(B) and each included subsidiary has continued to qualify under the Internal Revenue Code, without revocation or termination of its Q-Sub Election from the date of the Q-Sub Election through the earlier of: the Closing Date; the date of the dissolution of the included subsidiary, or; the date of the sale of the included subsidiary. The qualified subchapter S subsidiaries include, but are not limited to the Subsidiaries for the period during the period from January 1, 1997 to Closing.

          (o) Section 3.13 of the Disclosure Schedule sets forth the following information with respect to the Company as of the most recent practicable date: (A) the basis of the Company in its assets, including its basis in all Subsidiaries; (B) the basis of the Subsidiaries and the Joint Ventures in each of their individual assets; (C) the tax basis and the book basis of the Company's liabilities, where the tax basis amounts are different from the amounts presented on financial statements which are prepared in accordance with GAAP; (D) the tax basis in the liabilities of the Joint Ventures, and "Qualified subchapter S subsidiaries," where the amounts are different from the amounts presented on financial statements which are prepared in accordance with GAAP, and; (E) the amount of any net operating loss, net capital loss, unused investment or other credit, including both state and Federal credits, unused foreign tax, or excess charitable contribution allocable to the Company or its Subsidiaries.

          (p) The unpaid Taxes of the Company (A) did not, as of the Interim Balance Sheet Date, exceed the accrual/reserve for Tax liability (rather than any reserve for deferred Taxes established to reflect timing differences between book and Tax income) set forth on the face of the Kasle Interim Financial Statements (rather than in any notes thereto) and (B) do not exceed that reserve as adjusted for operations and transactions through the Closing Date in accordance with the past custom and practice of the Company in filing its Tax returns.

          (q) Since the effective date of the S Election, the Company has not exceeded the passive income limitations imposed on the S Corporation.

          (r) All tax planning issues and memoranda issued in the past four years have been provided to the Buyer. All IRS Ruling Requests and their disposition, have been provided to Buyer.

          (s) The  Company  has no  potential  liability  for any Tax under Code
     Section 1374. Neither the Company nor any qualified subchapter S subsidiary of the Company, has, in the past 10 years (A) acquired assets from another corporation in a transaction in which the Company's Tax basis for the acquired assets was determined, in whole or in part, by reference to the Tax basis of the acquired assets (or any other property) in the hands of the transferor or (B) acquired the stock of any corporation that is a qualified subchapter S Subsidiary.

     Section 3.14 Proceedings.

          (a) Except as set forth in Section 3.14(a) of the Disclosure Schedule, there is no pending Proceeding:

               (i) that has been commenced by or against any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures or that otherwise relates to or may affect the business of, or any of the assets owned or used by, any of the Company, the Active Subsidiaries or the Joint Ventures; or

               (ii) that challenges, or that may have the effect of preventing, delaying, making illegal, or otherwise interfering with, any of the transactions contemplated hereby.

          To the Knowledge of Sellers, the Company and the Subsidiaries, (1) no such Proceeding has been Threatened, and (2) no event has occurred or circumstance exists that may give rise to or serve as a basis for the commencement of any such Proceeding. The Company has delivered to Buyer copies of all pleadings, correspondence, and other documents relating to each Proceeding listed in Section 3.14 of the Disclosure Schedule. The Proceedings listed in Schedule 3.14 of the Disclosure Schedule will not have a material adverse effect on the business, operations, assets, condition, or prospects of any of the Company, the Active Subsidiaries or the Joint Ventures.

          (b) Except as set forth in Section 3.14(b) of the Disclosure Schedule:

               (i) there is no Order to which any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, or any of the assets owned or used by any of the Company, the Subsidiaries or the Joint Ventures, is subject;

               (ii) no Seller is subject to any Order that relates to the business of, or any of the assets owned or used by, any of the Company, the Subsidiaries or the Joint Ventures; and

               (iii) to the Knowledge of the Company and the Subsidiaries, no officer, director, agent, or employee of any of the Company, the Subsidiaries or the Joint Ventures is subject to any Order that prohibits such officer, director, agent, or employee from engaging in or continuing any conduct, activity, or practice relating to the business of any of the Company, the Active Subsidiaries or the Joint Ventures.

     (c) Except as set forth in Section 3.14(c) of the Disclosure Schedule:

          (i) each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures is, and at all times since January 1, 1996 has been, in full compliance with all of the terms and requirements of each Order to which it, or any of the assets owned or used by it, is or has been subject;

          (ii) no event has occurred or circumstance exists that may constitute or result in (with or without notice or lapse of time) a violation of or failure to comply with any term or requirement of any Order to which any of the Company, the Subsidiaries or the Joint Ventures, or any of the assets owned or used by any of the Company, the Subsidiaries or the Joint Ventures, is subject; and

          (iii) none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has received, at any time since January 1, 1996, any notice or other communication (whether oral or written) from any Governmental Entity or any other Person regarding any actual, alleged, possible, or potential violation of, or failure to comply with, any term or requirement of any Order to which any of the Company, the Subsidiaries or the Joint Ventures, or any of the assets owned or used by any of the Company, the Subsidiaries or the Joint Ventures, is or has been subject.

     Section 3.15 Benefit Plans.

     (a) Section 3.15(a) of the Disclosure Schedule contains a true and complete list of each plan, program, policy, practice, contract, agreement or other arrangement (written or unwritten) providing for severance, termination pay, stock or stock-related awards, bonus, deferred compensation, incentive compensation, savings, profit sharing, fringe benefits, medical, other insurance (whether insured or self-insured), surgical or hospital care or benefits, benefits in the event of sickness, accident, disability or death, extended health benefits, vacation benefits, supplementary unemployment benefits, retirement income, pension, supplementary retirement plans, income deferral for periods extending to the termination of covered employment or beyond or other employee benefits of any kind, whether formal or informal, proposed or final, funded or unfunded and whether or not legally binding, including, without limitation, each "employee benefit plan" within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") ("Employee Plan") which is now or since January 1, 2000, has been maintained, contributed to by any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, or required to be contributed to, for the benefit of any current or former employee, and each management, employment, severance or consulting agreement or contract between any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures and any employee, including, without limitation, summaries of all oral employment or consulting or similar arrangements between any of the Company, the Subsidiaries or the Joint Ventures and any person which are not terminable without liability on thirty (30) days' or less prior notice (each, an "Employee Agreement").

     (b) Except as described in Section 3.15(b) of the Disclosure Schedule, none of the Company, the Subsidiaries or the Joint Ventures maintain or have ever maintained, contribute or have ever contributed, have the obligation to contribute, or have ever had the obligation to contribute to any Employee Plan which provides, or has any liability to provide, life insurance, extended health, medical or other employee welfare benefits to any employee upon his retirement or termination of employment, except as may be required by statute, and none of the Company, the Subsidiaries or the Joint Ventures has ever promised, represented to, or contracted with (orally or in writing) any employee (individually or as a group) that life insurance, extended health, medical or other employee welfare benefits would be provided upon their retirement or termination of employment, except to the extent required by statute.

     (c) The Company will provide to Buyer prior to the Closing true and complete copies of (i) the plan document and/or all written policies and agreements comprising each Employee Plan or Employment Agreement, and related trust agreements; (ii) summary plan descriptions; (iii) allocation or actuarial reports prepared for each employee pension benefit plan for the most recent three years and evidence of any registration in respect of any employee pension benefit plan; (v) insurance policies; (vi) communications in the last three years to or from the Internal Revenue Service (the "IRS") (including the last three Form 5500s filed with the IRS and the most recent determination letter received from the IRS), the Pension Benefit Guaranty Corporation (the "PBGC") or the United States Department of Labor, Canada Revenue Agency or any provincial pension commission and other governmental filings; and (vii) all other material communications relating to Employee Plans and Employee Agreements.

     (d) Except as set forth in Section 3.15(d) of the Disclosure Schedule, (i) each Employee Plan has been operated and administered in material compliance with its terms, ERISA and the Code and the regulations promulgated thereunder, and all other applicable laws, (ii) none of the Company, the Subsidiaries or the Joint Ventures nor any of their respective Affiliates, nor to the Knowledge of the Company or the Subsidiaries, any other "disqualified person" or "party in interest" (as defined in Section 4975 of the Code and Section 3(14) of ERISA, respectively) with respect to a Employee Plan has breached the fiduciary rules of ERISA or engaged in a prohibited transaction which could subject any of the Company, the Subsidiaries or the Joint Ventures to a Tax or penalty imposed under Section 4975 of the Code or Sections 502(i), (j) or (l) of ERISA; and
(iii) none of the Company, the Subsidiaries or the Joint Ventures nor any ERISA Affiliate has incurred any material liability under Title IV of ERISA for which any of the Company, the Subsidiaries or the Joint Ventures could be liable.

     (e) All employee pension benefit plans maintained by or covering any employees of the Company, a Subsidiary or a Joint Venture which are intended to be qualified under Section 401(a) or 403(a) of the Code, and the related trusts which are intended to be exempt under Section 501(a) of the Code, are, and have been since adoption, so qualified. All Employee Plans are duly registered where required by applicable law (including registration with the relevant tax authorities where such registration is required to qualify for tax exemption or other beneficial tax status). None of the Company, the Subsidiaries or the Joint Ventures have Knowledge of any fact which would adversely affect the qualified or registered status of any of the Employee Plans, or of any threatened or pending claim against any of the Employee Plans or their fiduciaries by any participant, beneficiary or government agency.

     (f) Except as set forth in Section 3.15(f) of the Disclosure Schedule, none of the employee pension benefit plans nor any of the related trusts has been terminated, and no Employee Plan is subject to the funding rules in Section 302 of ERISA and 412 of the Code, whether or not waived. All required employer contributions under any such plans have been made as and when due and the applicable funds have been funded in accordance with the terms of the plans and no past service funding liabilities exist thereunder. Except as set forth in Section 3.15(f) of the Disclosure Schedule, none of the employee pension benefit plans is, and none of the Company, the Subsidiaries or the Joint Ventures has ever contributed to, a "multiemployer plan," as that term is defined in Section 3(37) of ERISA (as particularly amended by The Multiemployer Pension Plan Amendments Act of 1980).

     (g) Neither the Company nor any related  person (within the meaning of Code
Section 9701(c)(2)) has any liability under Subtitle J of the Code (Coal Industry Health Benefits).

     (h) Except as described in Section 3.15(h) of the Disclosure Schedule, the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby will not (either alone or when taken together with any additional or subsequent events) constitute an event under any Employee Plan or Employment Agreement with any employee that will or may result in any payment, upon a change in control or otherwise, whether of severance, accrued vacation, or otherwise, or cause an acceleration, vesting, distribution, or increase in benefits or in obligations to fund benefits with respect to any employee.

     (i) Each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures (i) is in compliance with all applicable federal, state and provincial laws, rules and regulations respecting employment, employment practices, pay equity, employment equity, employment standards, human rights, terms and conditions of employment and wages and hours, in each case, with respect to employees; (ii) has withheld all amounts required by law or by agreement to be withheld from the wages, salaries and other payments to employees; (iii) is not liable for any arrears of wages or any taxes or any penalty for failure to comply with any of the foregoing; and (iv) (other than routine payments not yet due which are to be made in the normal course of business and consistent with past practice and applicable laws) is not liable for any payment to any trust or other fund or to any governmental or administrative authority, with respect to unemployment compensation benefits, employment insurance, Social Security, Canada Pension Plan, employer health tax or other benefits for employees.

     Section 3.16 Absence of Changes or Events.

     (a) Except as set forth in Section 3.16 of the Disclosure Schedule, since December 31, 2005, there has not been any material adverse change or event or circumstance reasonably likely to result in a material adverse change in the business or financial condition of any of the Company, the Subsidiaries or the Joint Ventures, individually or taken as a whole, other than changes relating to domestic or foreign economic, political or regulatory conditions or changes affecting generally the industries in which the Company, the Subsidiaries and the Joint Ventures, as applicable, operate.

     (b) Since December 31, 2005, except as set forth on Section 3.16(b) of the Disclosure Schedule, none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures have:

          (i) become legally committed to make any equity investment in any Person that has not been satisfied in full;

          (ii) transferred or sold any of its assets, properties or rights other than in the ordinary course of business, except for payments specifically provided for in item A(3) on Exhibit A;

          (iii) changed its accounting policies;

          (iv) amended or authorized an amendment in its Charter Documents or similar applicable organizational document;

          (v) declared, set aside or paid any non-cash dividend or made any non-cash distribution with respect to its capital stock, except for distributions paid by RSDC in the aggregate amount of $1,450,000.00 and DKP in the aggregate amount of $134,000.00;

          (vi) except as required by law, (x) granted any salary or wage increases, other than in the ordinary course of business, or (y) terminated, modified, amended, entered into, established, adopted or assumed an obligation to contribute to any existing or new Employee Plans in any manner that increased the amount of liability attributable to the Company, the Joint Ventures or any Subsidiary in respect of any such Employee Plan other than to an immaterial extent; or

          (vii) authorized or entered into a Contract or transaction that would have been in contravention of any of the foregoing.

     Section 3.17 Compliance with Laws. Except as set forth in Section 3.17 of the Disclosure Schedule,

     (a) Each of the Company, the Subsidiaries, Kasle Holding, Laserfactures and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures is, and at all times since January 1, 1996 has been, in full compliance with each Law that is or was applicable to it or to the conduct or operation of its business or the ownership or use of any of its assets;

     (b) no event has occurred or circumstance exists that (with or without notice or lapse of time) (i) may constitute or result in a violation by any of the Company, the Subsidiaries, Kasle Holding, Laserfactures or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, or a failure on the part of any of the Company, the Subsidiaries, Kasle Holding, Laserfactures or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures to comply with, any Law, or (ii) may give rise to any obligation on the part of any of the Company, the Subsidiaries, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures to undertake, or to bear all or any portion of the cost of, any remedial action of any nature; and

     (c) None of the Company, the Subsidiaries, Kasle Holding, Laserfactures or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has received, at any time since January 1, 1996, any notice or other communication (whether oral or written) from any Governmental Entity or any other Person regarding (i) any actual, alleged, possible, or potential violation of, or failure to comply with, any Law, or (ii) any actual, alleged, possible, or potential obligation on the part of any of the Company, the Subsidiaries, Company, Kasle Holding, Laserfactures or the Joint Ventures to undertake, or to bear all or any portion of the cost of, any remedial action of any nature.

     Section 3.18 Environmental Matters.

     (a) Except as set forth in Section 3.18(a) of the Disclosure Schedule, (i) each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has complied with, and is in compliance with, all applicable Environmental Laws; (ii) each of the Company, the
Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has obtained and is in compliance with all Permits required under Environmental Laws to conduct its business as presently conducted, a true, accurate, and complete list of which is set forth in Section 3.18(a) of the Disclosure Schedule; (iii) during the past two years, none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures have received any written communication from a Governmental Entity or any other Person that alleges the recipient is not in compliance with any Environmental Laws or has any liability or corrective or remedial obligation under Environmental Laws, in each case in connection with the conduct of its respective businesses; (iv) there are no administrative or judicial investigations, proceedings, or actions pending or threatened against any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures relating to any alleged noncompliance with, or any liability or corrective or remedial obligation arising under, any Environmental Laws; and (v) none of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures have entered into or are subject to any court decree or are subject to any Order relating to compliance with any Environmental Law or liability or corrective or remedial obligation under any Environmental Law.

     (b) Except as set forth in Section 3.18(b) of the Disclosure Schedule, (i) each of Kasle Holding and Kasle Laserfactures complied with all applicable Environmental Laws; (ii) each of Kasle Holding and Kasle Laserfactures obtained and was in compliance with all Permits required under Environmental Laws to conduct its business as conducted by it; (iii) during the past two years, none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures have received any written communication from a Governmental Entity or any other Person that alleges any of Kasle Holding or Kasle Laserfactures was not in compliance with any Environmental Laws or has any liability or corrective or remedial obligation under Environmental Laws, in each case in connection with the conduct of its respective businesses; (iv) there are no administrative or judicial investigations, proceedings, or actions pending or threatened against any of Kasle Holding, Kasle Laserfactures or, if applicable, the Company as their successors-in-interest relating to any alleged noncompliance with, or any liability or corrective or remedial obligation arising under, any Environmental Laws; and (v) none of Kasle Holding or Kasle Laserfactures entered into or are subject to any court decree or are subject to any Order relating to compliance with any Environmental Law or liability or corrective or remedial obligation under any Environmental Law.

     (c) Except as set forth in Section 3.18(c) of the Disclosure Schedule, (i) none of the Company, the Subsidiaries, Kasle Holding, Kasle Laserfactures or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures have released, and to the Knowledge of the Company and the Subsidiaries, no predecessor-in-interest or other Person has released, any Hazardous Materials in violation of Environmental Laws at, on, from or under any real property currently or at any time owned, operated or leased by any of the Company, the Subsidiaries, the Joint Ventures, Kasle Holding or Kasle Laserfactures; (ii) all of the Real Property is free of all Hazardous Materials, except for such Hazardous Materials that are present in the ordinary course of business and in compliance with Environmental Laws; and (iii) none of the Company, the Subsidiaries, the Joint Ventures, Kasle Holding or Kasle Laserfactures have ever owned or operated any UST Systems, and the Real Property is free of all UST Systems.

     (d) Except as set forth in Section 3.18(d) of the Disclosure Schedule, there are no environmental reports, studies, assessments or investigations or any other material correspondence, documents, or other written information in the possession, custody or control of any of Sellers, the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, if any, regarding any Environmental Condition at any of the current or former owned, operated or leased real property of any of the Company, the Subsidiaries, Kasle Holding, Kasle Laserfactures or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, and to the Knowledge of the Company or the Subsidiaries, no such environmental reports, studies, assessments or investigations or any other material correspondence, documents, or other written information exists or has existed. The Company has provided to Buyer true and complete copies of all written reports, studies, assessments or investigations or any other material correspondence, documents, or similar written information in the possession, custody or control of the Company, any Subsidiary or, to the Knowledge of the Company and the Subsidiaries, any Joint Venture evaluating the compliance of the Company or any of the Subsidiaries, the Joint Ventures, Kasle Holding or, Kasle Laserfactures with the requirements of any Environmental Law.

     Section 3.19 Employee and Labor Matters.

     (a) A list of the salaried and non-salaried employees of the Company and the Active Subsidiaries (the "Employees") is set forth in Section 3.19(a) of the Disclosure Schedule and such list is true, accurate, and complete. Included within such list is each such Employee's (a) current rate of pay; (b) gross compensation paid to such Employee during the last full calendar year; (c) tenure with the Company or any of the Subsidiaries, as applicable; and (d) job title or description. Except for those Employees that are subject to employment contracts described in Section 3.11 of the Disclosure Schedule and those Employees of Kasle Steel of Canada Ltd., all of the Employees are terminable at will.

     (b) Except as set forth in Section 3.19(a) of the Disclosure Schedule, (i) none of the Company, the Subsidiaries or the Joint Ventures is a party to any collective bargaining agreement or similar Contract with any labor organization, union or association; (ii) no trade union, council of trade unions, employee bargaining agency or affiliated bargaining agent holds bargaining rights with respect to any of the Company's or any of the Subsidiaries' or the Joint Ventures' employees by way of certification, interim certification, voluntary recognition, designation or successor rights or has applied to be certified as the bargaining agent of any such employees; (iii) neither the Company nor any of the Subsidiaries has committed any unfair labor practice and there are no unfair labor practice complaints pending against the Company, or any of the Subsidiaries, or to the Knowledge of the Company or the Subsidiaries, threatened against the Company, or any Subsidiary, before the National Labor Relations Board, the Ontario Labour Relations Board or the Canada Labour Relations or the Canada Labour Relations Board and no arbitration or grievance proceeding arising out of or under any collective bargaining agreement is pending against the Company, or any of the Subsidiaries; and (iv) no strike, labor dispute, boycott, picketing, lock-out, slowdown or stoppage is pending, or to the Knowledge of the Company or the Subsidiaries, threatened, against any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures.

     (c) Except as set forth in Section 3.19(c) of the Disclosure Schedule, each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures is in compliance with all Laws relating to the hiring and retention of employees relating to wages, hours, labor, employment and employment practices, employment standards, terms and conditions of employment, equal employment opportunity, collective bargaining agreements, pay equity and human rights.

     (d) Except as set forth in Section 3.19(c) of the Disclosure Schedule, (i) none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures have received any notice of any violation or alleged violation of OSHA, the Occupational Health and Safety Act (Ontario) or the Workplace Safety Insurance Act (Ontario) with respect to their respective operations; (ii) no material claims have been made against any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures for benefits under any workers compensation or workplace safety Law; and (iii) there have been no job-related fatalities involving any of the Company, the Subsidiaries or the Joint Ventures or any of their respective employees.

     (e) Except as set forth in Section 3.19(d) of the Disclosure Schedule, there is no compensation, bonuses or other fees payable to any current or former employee or other Person affiliated with the Company, the Active Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures arising out of or with respect to the transactions contemplated by this Agreement or any employee bonus arrangements.

     (f) None of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has any obligations to employ or re-employ any person serving on military duty of any kind, either contractually or under USERRA (20 CFR sections 1002.35 and 1002.36) or any other statute, except those persons listed on Section 3.21(e) of the Disclosure Schedule.

     (g) Each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has complied with all relevant provisions of Section 274A of the Immigration and Nationality Act, as amended (the "Immigration Act"). Without limiting the foregoing: (a) each "employee" (as that term is defined in the Act) of each of the Company and the Subsidiaries is permitted to be so employed in the United States under the Immigration Act; (b) the Company and each of the Subsidiaries has examined (and made copies of, if applicable) the documents presented by said employee to establish appropriate employment eligibility under the Immigration Act; (c) each of the Company and the Subsidiaries has completed and required each employee hired on or since November 11, 1986 to complete a Form I-9 verifying employment eligibility under the Immigration Act; (d) each of the Company and the Subsidiaries has retained each such completed Form I-9 for the length of time required under the Immigration Act; and (e) no monetary penalties have been assessed against any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures for violation of Section 274A of the Act. None of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has made any representations to any person concerning any sponsorship for temporary or permanent immigration status. None of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has any employees for whom it currently has petitions or applications for immigration benefits pending with any Governmental Entity.

     (h) Each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has, to the extent required, prepared and posted a pay equity plan for all employees and has made all necessary adjustments pursuant to such pay equity plan in full compliance with the Pay Equity Act (Ontario) and a complete copy of each such plan has been provided to Buyer.

     Section 3.20 Insurance.

     (a) The tangible real and personal property and assets, whether owned or leased, of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures are insured against the hazards and in the amounts stated in the policies of insurance listed in Section 3.20 of the Disclosure Schedule. Except as otherwise provided in Section 3.20(a) of the Disclosure Schedule, with respect to the six-year period prior to the respective policy periods for the existing policies of insurance listed in Section 3.20(a) of the Disclosure Schedule, the tangible real and personal property and assets, whether owned or leased, of the Company and the Subsidiaries have been insured against the hazards and in the amounts consistent with those covered by the existing policies of insurance listed in Section 3.20 of the Disclosure Schedule. The Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures carry insurance against personal injury and property damage to third persons and in respect of its services and operations and such other insurance as is stated in the policies of insurance listed in Section 3.20 of the Disclosure Schedule. Except as otherwise provided in Section 3.20(a) of the Disclosure Schedule, with respect to the six-year period prior to the respective policy periods for the existing policies of insurance listed in Section 3.20(a) of the Disclosure Schedule, the Company and the Subsidiaries have carried insurance against personal injury and property damage to third persons and in respect of its services and operations and such other insurance as is stated in the policies of insurance listed in Section 3.20 of the Disclosure Schedule consistent with those covered by the existing policies of insurance listed in Section 3.20 of the Disclosure Schedule. All such insurance is in full force and effect, is carried with the insurers identified in Section 3.20 of the Disclosure Schedule or otherwise with reputable insurers and, in any event, the insurance carried by each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures in respect of their respective physical properties is of an amount and character such as to prevent the Company, the Subsidiary or the Joint Venture, as applicable, from being a co-insurer in respect of any loss thereto. Section 3.20 of the Disclosure Schedule sets forth a true and complete list of all claims in excess of $5,000.00 made by each of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures during the past three years under any such policy.

     (b) All premiums due under the policies of insurance listed in Section 3.20 of the Disclosure Schedule have been paid and no notice of cancellation or termination or intent to cancel has been received by any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Venture with respect to any insurance policy currently in effect, and which is presently owned or held by such entity, insuring the products, properties, assets, business and operations of the Company, any Subsidiary or any Joint Venture and its respective potential liabilities to third parties, except any such insurance policies that the Company, any Subsidiary or, to the Knowledge of the Company and the Subsidiaries, any Joint Venture is in the process of extending, replacing or renewing in the ordinary course of business. To the Knowledge of the Company and the Subsidiaries, none of the Company, the Subsidiaries or the Joint Ventures are in default under any such insurance policies.

     Section 3.21 Product Warranty. Each product manufactured, sold, leased, or delivered by each of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures has conformed with all applicable contractual commitments and all express and implied warranties, and none of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures have any liability, and to the Knowledge of the Company and the Subsidiaries, there is no basis for any present or future Proceeding against any of the Company, the Subsidiaries or the Joint Ventures giving rise to any liability, for replacement or repair thereof or other damages in connection therewith except in all cases to the extent that a reserve for product warranty claims is reflected on the Kasle Financial Statements and the Kasle Interim Financial Statements or the Joint Venture Financial Statements and the Joint Venture Interim Financial Statements, as applicable (rather than in any notes thereto) as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the Company, the Subsidiaries and the Joint Ventures, as applicable. No product manufactured, sold, leased, or delivered by any of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures is subject to any guaranty, warranty, or other indemnity beyond the applicable standard terms and conditions of sale or lease. Except for the terms and conditions of any applicable Purchase Orders issued by customers and accepted in the ordinary course of business by the Company, the Subsidiaries and the Joint Ventures, as applicable, Section
3.21 of the Disclosure Schedule includes copies of the standard terms and conditions of sale or lease for each of the Company, and the Subsidiaries (containing applicable guaranty, warranty, and indemnity provisions).

     Section 3.22 Product Liability. None of the Company, the Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures have any liability, and to the Knowledge of the Company and the Subsidiaries, there is no basis for any present or future Proceeding against any of the Company, the Subsidiaries or the Joint Ventures giving rise to any liability, arising out of any injury to individuals or property as a result of the ownership, possession, or use of any product manufactured, sold, leased, or delivered by any of the Company, the Subsidiaries or the Joint Ventures.

     Section 3.23 Customers, Suppliers and Working Relationships.

     (a) Section 3.23(a) of the Disclosure Schedule contains a list of all of the ten largest customers of the Company and the Active Subsidiaries for the calendar year ended December 31, 2005 (determined on the basis of the total dollar amount of revenues by the Company or the applicable Active Subsidiary) showing the total dollar amount of revenue with respect to each such customer during each such year.

     (b) Section 3.23(b) of the Disclosure  Schedule  contains a list of the ten
(10) largest suppliers or vendors to the Company and each of the Active Subsidiaries for the calendar year ended December 31, 2005 (determined on the basis of the total dollar amount of payments by the Company or the applicable Subsidiary) showing the total dollar amount of payments to each such vendor or supplier during such year.

     (c) There has been no material adverse change in the business relationship of the Company or any of the Active Subsidiaries with any of their respective customers or vendors and there has been no event, circumstance or communication indicating that such a material adverse change may occur in any such relationship whether or not due to the consummation of the transactions contemplated hereby.

     (d) Each of the Company and the Active Subsidiaries enjoys good working relationships under all of its joint venture, dealer, sales representative, and similar agreements or arrangements necessary to the normal operation of their respective businesses and those of the Joint Ventures.

     Section 3.24 Banks, Directors and Officers, Powers of Attorney and Life Insurance. Section 3.24 of the Disclosure Schedule sets forth (a) a list of all banks with which the Company or any Subsidiary has an account, deposit, certificate of deposit, or safe deposit box along with identifying numbers and the names of all persons authorized to draw thereon or have access thereto; (b) the names of all incumbent directors and officers of the Company and each of the Subsidiaries, and of all incumbent trustees and committee members under any of the Employee Plans (as that term is defined in Section 3.15) or related trusts;
(c) the names of all incumbent directors, officers, managers or other representatives of the Joint Ventures held by any director, officer, employee or other representative of the Company or any of the Subsidiaries, and of all incumbent trustees and committee members under any of the Employee Plans (as that term is defined in Section 3.15) or related trusts; (c) the names of all Persons having powers of attorney from the Company or any of the Subsidiaries and a summary statement of the terms thereof; and (d) a description and identification of any insurance policies held or paid for by the Company or any of the Subsidiaries on the lives of any of their respective key employees, officers, directors or shareholders.

     Section 3.25 Brokers or Finders. None of the Company, the Subsidiaries or the Joint Ventures have incurred, and will not incur, directly or indirectly, any liability for brokerage, investment banker or finders' fees or agents' commissions or any similar charges in connection with this Agreement or the Ancillary Agreements or any transaction contemplated hereby or thereby, and none of Buyer, the Company, the Joint Ventures or any of the Subsidiaries shall have any liability for such fees and expenses.

     Section 3.26 Books and Records. The books of account, minute books, stock record books and other records of the Company, the Subsidiaries and, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures, as applicable, are complete and correct and have been maintained in accordance with sound business practices, including the maintenance of an adequate system of internal controls. The minute books of the Company and the Subsidiaries, as applicable, contain accurate and complete records of all meetings held of, and all actions taken by, the stockholders, the boards of directors, and any committees of the Company and the Subsidiaries, as applicable, and no meeting of any such stockholders, boards of directors or committee has been held for which minutes have not been prepared and are not contained in such minute books. At the Closing, all of those books and records of the Company and the Subsidiaries will be in the possession of the Company or the Active Subsidiaries, as the case may be.

     Section 3.27 Condition and Sufficiency of Assets.

     (a) Except as set forth in Section 3.27 of the Disclosure Schedule, the buildings, plants, structures, and equipment owned, leased or used by the Company and the Active Subsidiaries are structurally sound, are in good operating condition and repair, and are adequate for the uses to which they are being put, and none of such buildings, plants, structures, or equipment is in need of maintenance or repairs except for ordinary, routine maintenance and repairs that are not material in nature or cost. The buildings, plants, structures and equipment owned, leased or used by the Company, the Subsidiaries and the Joint Ventures are sufficient for the continued conduct of their respective businesses after the Closing in substantially the same manner as conducted prior to the Closing.

     (b) The inventory of the Company and the Subsidiaries are reflected properly on their respective books and records in accordance with GAAP and consists of supplies, raw materials, work-in-process, and finished goods, all of which is merchantable and fit for the purpose for which it was procured or manufactured, and none of which is obsolete, damaged, or defective, subject only to the reserve for inventory write-down set forth on the face of the Kasle Financial Statements and the Kasle Interim Financial Statements (rather than in any notes thereto) as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the Company. Section 3.27 of the Disclosure Schedule lists all raw materials, work-in-process and finished goods inventories of the Company and the Subsidiaries, and sets forth a sufficient identifying description for such inventory, including inventory location, type and weight or units. To the Knowledge of the Company and the Subsidiaries, the inventory of each of the Joint Ventures are reflected properly on their respective books and records in accordance with GAAP and consists of supplies, raw materials, work-in-process, and finished goods, all of which is merchantable and fit for the purpose for which it was procured or manufactured, and none of which is obsolete, damaged, or defective, subject only to the reserve for inventory write-down set forth on the face of the Joint Venture Financial Statements and the Joint Venture Interim Financial Statements (rather than in any notes thereto) as adjusted for the passage of time through the Closing Date in accordance with the past custom and practice of the Joint Ventures, as applicable.

     Section  3.28  Transactions  with Certain  Persons.  Except as set forth in
Section 3.28 of the Disclosure Schedule, at and as a result of the Closing, none of the Company, the Active Subsidiaries or, to the Knowledge of the Company and the Subsidiaries, the Joint Ventures shall have any obligation or liability to any current or former shareholder, director, officer or employee of the Company or any Subsidiary or any member of any of such Person's immediate family or any entity in which such Person has a direct or indirect ownership interest.

     Section 3.29 Questionable Payments. None of Sellers, the Company, the Subsidiaries, or the current or former officers, directors, employees, agents, or representatives of the Company or any of the Subsidiaries, and, to the Knowledge of the Company and the Subsidiaries, none of the Joint Ventures or the current or former officers, directors, managers, employees, agents or representatives of the Joint Ventures, have in connection with their respective businesses or operations, (i) used any corporate funds for any contributions, gifts, entertainment or other expenses relating to political activity, or used any corporate funds to reimburse any person for any such payment in contravention of any laws; (ii) used any corporate funds for any direct or indirect payments to any foreign or domestic government officials or employees;
(iii) violated any provision of the Foreign Corrupt Practices Act of 1977 or the Competition Act (Canada); (iv) established or maintained any unrecorded fund of corporate monies or other assets; (v) made any false or fictitious entries on the books and records of any of the Company, the Subsidiaries or the Joint Ventures; (vi) made any bribe, rebate, payoff, influence payment, kickback or other payment of any nature; or (vii) made any favor or gift which is not deductible for federal income tax purposes.

     Section 3.30 Full Disclosure. No representation or warranty or other statement made by the Company or the Sellers in this Agreement, any of the Disclosure Schedule to this Agreement or any of the Ancillary Agreements, contains any untrue statement of a material fact or omits, to state a material fact required to be stated herein or therein or necessary to make any of them, in light of the circumstances in which it was made, not misleading. True and complete copies of all Contracts (other than Purchase Orders) and other documents or agreement identified in this Agreement or the Disclosure Schedule have been delivered to Buyer prior to the Closing.

                                   ARTICLE IV
             REPRESENTATIONS AND WARRANTIES OF BUYER AND STEEL TECH

     Buyer and Steel Tech hereby represent and warrant to Sellers as follows as of the date of this Agreement:

Section 4.1       Organization and Qualification.

     (a) Buyer is a limited liability company duly organized, validly existing and in good standing under the laws of the State of Delaware and has all necessary power and authority to own, lease and operate its properties and to carry on its business as it is now being conducted. Buyer is duly qualified or licensed as a foreign limited liability company to do business, and is in good standing, in each jurisdiction where the character of the properties owned, leased or operated by it or the nature of its business makes such qualification or licensing necessary.

     (b) Steel Tech is a corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Kentucky and has all necessary corporate power and authority to own, lease and operate its properties and to carry on its business as it is now being conducted.

     Section 4.2 Authority.

     (a) Buyer has full power and authority to execute and deliver this Agreement and each of the Ancillary Agreements to which it will be a party, to perform its obligations hereunder and thereunder and to consummate the transactions contemplated hereby and thereby. The execution and delivery by Buyer of this Agreement and each of the Ancillary Agreements to which it will be a party and the consummation by Buyer of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary action of Buyer. This Agreement has been, and upon their execution each of the Ancillary Agreements to which Buyer will be a party will have been, duly and validly executed and delivered by Buyer. This Agreement constitutes, and, upon their execution, each of the Ancillary Agreements to which Buyer will be a party will constitute, the legal, valid and binding obligations of Buyer, enforceable against Buyer in accordance with their respective terms, except as enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and by general principles of equity (regardless of whether considered in a proceeding in equity or at law).

     (b) Steel Tech has full corporate power and authority to execute and deliver this Agreement and each of the Ancillary Agreements to which it will be a party, to perform its obligations hereunder and thereunder and to consummate the transactions contemplated hereby and thereby. The execution and delivery by Steel Tech of this Agreement and each of the Ancillary Agreements to which it will be a party and the consummation by Steel Tech of the transactions contemplated hereby and thereby have been duly and validly authorized by all necessary corporate action of Steel Tech. This Agreement has been, and upon their execution each of the Ancillary Agreements to which Steel Tech will be a party will have been, duly and validly executed and delivered by Steel Tech. This Agreement constitutes, and, upon their execution, each of the Ancillary Agreements to which Steel Tech will be a party will constitute, the legal, valid and binding obligations of Steel Tech, enforceable against Steel Tech in accordance with their respective terms, except as enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and by general principles of equity (regardless of whether considered in a proceeding in equity or at law).

     Section 4.3 No Conflict; Required Filings and Consents.

     (a) The execution, delivery and performance by Buyer and Steel Tech of this Agreement and each of the Ancillary Agreements to which Buyer or Steel Tech will be a party, and the consummation of the transactions contemplated hereby and thereby, do not and will not:

          (i) conflict with or violate the Charter Documents of Buyer or Steel Tech;

          (ii) conflict with or violate any Law applicable to Buyer or Steel Tech or by which any property or asset of Buyer or Steel Tech is bound or affected; or

          (iii) conflict with, result in any breach of, constitute a default (or an event that, with notice or lapse of time or both, would become a default) under, require any consent of any Person pursuant to, or give to others any rights of termination, acceleration or cancellation of, any contract or agreement to which Buyer or Steel Tech is a party.

     (b) Neither Buyer nor Steel Tech is required to file, seek or obtain any notice, authorization, approval, order, permit or consent of or with any Governmental Entity in connection with the execution, delivery and performance by Buyer or Steel Tech of this Agreement and each of the Ancillary Agreements to which it will be party or the consummation of the transactions contemplated hereby or thereby or in order to prevent the termination of any right, privilege, license or qualification of Buyer or Steel Tech.

     Section 4.4 Brokers. No broker, finder or investment banker is entitled to any brokerage, finder's or other fee or commission in connection with the transactions contemplated hereby based upon arrangements made by or on behalf of Buyer or Steel Tech and none of Sellers shall have any liability for such fees and commissions.

     Section 4.5 Investment Intent. Buyer is acquiring the Shares for its own account for investment purposes only and not with a view to any public distribution thereof or with any intention of selling, distributing or otherwise disposing of the Shares in a manner that would violate the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws. Buyer agrees that the Shares may not be sold, transferred, offered for sale, pledged, hypothecated or otherwise disposed of without registration under the Securities Act and any applicable state securities laws, except pursuant to an exemption from such registration under the Securities Act and such laws. Buyer is able to bear the economic risk of holding the Shares for an indefinite period (including total loss of its investment), and has sufficient knowledge and experience in financial and business matters so as to be capable of evaluating the merits and risk of its investment in the Shares.

                                    ARTICLE V
                                    COVENANTS

     Section 5.1 Consents and Filings; Further Assurances.

     (a) To the extent that such consents, approvals, authorizations, qualifications or orders are not obtained or such filings or submissions are not made prior to the Closing, each of the parties shall use all commercially reasonable efforts to take, or cause to be taken, all appropriate action to do, or cause to be done, all things necessary, proper or advisable under applicable Law or otherwise to consummate and make effective the transactions contemplated by this Agreement and the Ancillary Agreements as promptly as practicable, including to (i) obtain from Governmental Entities and other Persons all consents, approvals, authorizations, qualifications and orders as are necessary for the consummation of the transactions contemplated by this Agreement and the Ancillary Agreements, and (ii) promptly make all necessary filings, and thereafter make any other required submissions, under any applicable Law.

     (b) Each of the Representative, Limauro and Buyer shall promptly notify the other of any communication it, the Company, any of the Subsidiaries or any of their respective Affiliates receives from any Governmental Entity relating to the matters that are the subject of this Agreement and permit the other to review in advance any proposed communication by such party or its Affiliates to any Governmental Entity. Neither Buyer, the Representative nor Limauro shall agree to participate, or allow the Company or any of the Subsidiaries or Joint Ventures or any of their respective Affiliates to participate, in any meeting with any Governmental Entity in respect of any filings, investigation or other inquiry unless it consults with the other in advance and, to the extent permitted by such Governmental Entity, gives the other or its designee the opportunity to attend and participate at such meeting. The Representative, Limauro and Buyer will coordinate and cooperate fully with each other in exchanging such information and providing such assistance as the other may reasonably request in connection with the foregoing. Each of the Representative, Limauro and Buyer will provide each other with copies of all correspondence, filings or communications between it or any of their agents or representatives, on the one hand, and any Governmental Entity or members of its staff, on the other hand, with respect to this Agreement and the transactions contemplated hereby.

     Section 5.2 Public Announcements. The Representative, Limauro and Buyer shall consult with each other before issuing, and provide each other the opportunity to review and comment upon, any press release or other public statement with respect to the transactions contemplated hereby, and shall not issue any such press release or make any such public statement prior to such consultation, except as any party hereto has been advised by counsel or as may be required by applicable Law; provided, however, that prior to such disclosure, such party shall provide not less than 24 hours prior written notice to the other parties of such proposed disclosure.

     Section 5.3 Environmental Investigation. Within a commercially reasonable period following the Closing, Buyer shall retain AMEC Earth and Environmental, Inc. ("AMEC"), or another reputable environmental consulting firm mutually agreeable to the Buyer and Sellers, to conduct Phase II environmental site assessments with respect to the conditions listed below:

     (a) Phase II Environmental Site Assessment, Kasle Steel Auto Blankers, Inc., 1301 Alabama, Flint, Michigan, prepared by Clayton Group Services, dated July 13, 2001: Detection of tetrachloroethene in groundwater at concentration in excess of applicable criteria; and

     (b) Phase II Environmental Site Assessment, Kasle Steel of Canada Ltd., 715 Sprucewood Avenue, Windsor, Ontario, prepared by Clayton Group Services, dated September 24, 2001: Detections of benzo(a)pyrene, arsenic, copper and zinc in soils at concentrations in excess of applicable criteria; and proximity of upgradient, off-site aboveground storage tanks and a railway line to on-site locations at which polynuclear aromatic hydrocarbons were detected.

     The cost of Buyer's Phase II environmental Site Assessments referenced above shall be shared equally by Sellers and Buyer and Sellers' share of such expense shall be paid from the Escrow Account upon Buyer's presentation of an appropriate statement for such services from the environmental consulting firm.

     Section 5.4 Obligations to Barbara Kasle Rothstein and the Barbara Kasle Rothstein Revocable Trust. Sellers shall cooperate and assist Buyer in any manner reasonably requested to accomplish the release of the Escrowed Shares from escrow promptly following the Closing; provided, however, that, except for the adjustments to the Purchase Price pursuant to Section 2.4 with respect to the Company's notes owed to Barbara Kasle Rothstein and David Band as Trustee of the Barbara Rothstein Irrevocable Trust, Sellers shall have no obligation to make any payments, individually or on behalf of the Company, in order to accomplish the release of the Escrowed Shares.

     Section 5.5 Confidentiality. Each of Sellers shall, and each of Sellers shall cause its respective agents and representatives to, maintain in strict confidence all of the confidential or proprietary information of the Company and all of the Subsidiaries and Joint Ventures known to it or in its possession (collectively, the "Confidential Information"), except as otherwise permitted herein. Confidential Information shall not include any information which is or becomes publicly available through lawful means and other than through a breach by any Seller or a third party under a written or common law obligation of confidentiality to the Company or any of the Subsidiaries or the Joint Ventures. Each of Sellers has delivered to the Company all documents, memoranda, notes and other writings whatsoever (and all copies thereof) which contain or relate to any Confidential Information and which were in its possession or control, whether prepared by such Seller or otherwise. Without the prior written consent of Buyer, none of Sellers or any of their respective agents and representatives will disclose to any person or entity any of the Confidential Information or any of the terms, conditions, or other facts with respect to any of the transactions contemplated in this Agreement. If any Seller or any of its agents or representatives is required by legal process or by operation of applicable law to disclose any of the foregoing or any Confidential Information, such Seller will provide prompt notice of such requirement(s) to Buyer and allow the Company or Buyer a reasonable amount of time to seek a protective or similar order prior to any such disclosure.

                                   ARTICLE VI
                                   TAX MATTERS

     Section 6.1 Sellers' Indemnification of Buyer. Sellers shall be liable for, and shall jointly and severally indemnify, defend and hold harmless Buyer from and against, all Taxes attributable to, imposed on, or for which the Company, any of its Subsidiaries or any of the Joint Ventures may otherwise be liable (including, without limitation, Income Taxes for which the Company or any of its Subsidiaries may be liable under Treasury Regulation 1.1502-6 or the Income Tax Act (Canada) or Taxes of another person for whom the Company, any of its Subsidiaries or any of the Joint Ventures may be liable as transferor or successor, by contract or otherwise) (i) for events occurring or periods ending on or before the Closing, (ii) with respect to any taxable year or period beginning before and ending after the Closing, the portion of such taxable year ending on and including the Closing, (iii) with respect to any Tax that is assessed as of a particular date but relates to any taxable year or period beginning before and ending after the Closing, the portion of such Tax allocable to the period ending on and including the Closing, and (iv) all Taxes attributable to, imposed on, or for which the Company, any of its Subsidiaries or any of the Joint Ventures may otherwise be liable related to the tax position taken with respect to the Michigan MEGA Tax Credit related to, but not limited to, the exclusion of such credits from taxable income as non-shareholder contributions to capital pursuant to Section 118 of the Internal Revenue Code.

     Section 6.2 Taxes for Short Taxable Year. For purposes of Sections 6.1, whenever it is necessary to determine the liability for Taxes of the Company, any of its Subsidiaries, or any of the Joint Ventures for a portion of a taxable year or period that begins before and ends after the Closing, the determination of the Taxes of the Company, any of its Subsidiaries, or any of the Joint Ventures for the portion of the year or period ending on, and the portion of the year or period beginning after, the Closing Date generally shall be determined by assuming that the Company, any of its Subsidiaries, or any of the Joint Ventures had a taxable year or period which ended at the close of the Closing Date, except that: (a) exemptions, allowances or deductions that are calculated on an annual basis, (such as the deduction for depreciation), and Taxes imposed on a periodic basis (such as real property taxes), shall be apportioned on a time basis; and (b) Sellers' share of income Tax allocable to the Company's distributive share of any partnership income from each of the Joint Ventures shall be calculated based upon a factor for each Joint Venture, the numerator of which is income recorded on the Company's books for GAAP reflecting its distributive share of such Joint Venture's income during the portion of such Joint Venture's current taxable year ending on and including the Closing and the denominator of which is the Company's entire distributive share of such income recorded on its books for such entire taxable year of such Joint Venture, multiplied by the Company's distributive share of such Joint Venture's taxable income for its entire taxable year that includes the Closing Date and further multiplied by thirty-five percent (35%). Sellers acknowledge and agree that any Taxes owed by Sellers for the portion of the year or period prior to the Closing shall be paid by Sellers and shall not be paid by the Company on behalf of Sellers out of the Escrow Amount or otherwise.

     Section 6.3 Adjustment to Purchase Price. Any payment by Buyer or Sellers under this Article VI will be treated as an adjustment to the Final Purchase Price.

     Section 6.4 Carrybacks. Following the Closing, Buyer and the Company shall, to the extent permissible, waive the right to carryback any income tax losses, credits or similar items attributable to the Company and from a taxable year or period that begins after the Closing Date to a taxable year or period that ends on or before the Closing Date.

     Section 6.5 Returns. Buyer shall file or cause to be filed when due all Returns that are required to be filed after the Closing by or with respect to the Company, any of its Subsidiaries, or any of the Joint Ventures and shall, subject to the terms of this Agreement regarding Sellers' responsibilities with respect to pre-Closing Taxes, remit any Taxes due in respect of such Returns. Such Returns shall be prepared on a basis consistent with those prepared for prior taxable periods unless a different treatment of an item is required by an intervening change in law. Buyer shall permit Seller to review and comment on each Return for which Seller may be liable under Article VI, and shall make such revisions to such Returns as are reasonably requested by Sellers, provided such revisions do not adversely affect Buyer in any post-Closing period. Buyer or Sellers, as applicable, shall pay to the other an amount equal to the Taxes for which the payor is liable pursuant to Section 6.1 but which are payable with Returns to be filed by the payee at lease 10 days prior to the due date (including any extensions) for the filing of such Returns.

     Section 6.6 Contest Provisions. Buyer shall promptly notify Sellers in writing upon receipt by Buyer, any of its Affiliates or the Company, any of its Subsidiaries, or any of the Joint Ventures of notice of any pending or threatened federal, state, provincial, municipal, local or foreign Tax audits or assessments which may affect the tax liabilities of the Company or any of its Subsidiaries for which Sellers would be required to indemnify Buyer pursuant to
Section 6.1, but no failure to give such notice shall relieve Sellers of any liability hereunder except to the extent, if any, that the rights of Seller with respect to such claim are actually prejudiced. Sellers shall have the right to represent the Company or any of its Subsidiaries' (and upon assuming such right, no other Person will have the right to represent the Company and its Subsidiaries) interests in and manage any Income Tax audit or administrative or court proceeding relating to taxable years or periods ending on or before the Closing Date, and to employ counsel of its choice at its expense. Sellers may not agree to settle any Income Tax claim which would adversely affect Buyer, the Company any of its Subsidiaries, or any of the Joint Ventures in any taxable period ending after the Closing Date without Buyer's prior written consent, which consent shall not be unreasonably withheld. Sellers shall be entitled to participate at its expense in the defense of any claim for Income Taxes for a year or period ending after the Closing Date which may be the subject of indemnification by Sellers pursuant to Section 6.1 and, with the written consent of Buyer, and at Sellers' expense, may assume the entire defense of such Income Tax claim. Neither Buyer nor the Company, any of its Subsidiaries, or any of the Joint Ventures may agree to settle any Income Tax claim for the portion of the year or period ending on the Closing Date which may be the subject of indemnification by Sellers under Section 6.1 without the prior written consent of Seller, which consent shall not be unreasonably withheld.

     Section 6.7 Transfer Taxes. All excise, sales, use, transfer, documentary, filing and other similar taxes which may be imposed or assessed as a result of Buyer's acquisition of the Shares shall be borne by Sellers.

     Section 6.8 Assistance and Cooperation. After the Closing Date, each of Sellers shall:

     (a) assist (and cause such Seller's respective Affiliates, accountants and tax advisors to assist) the other party in preparing Returns;

     (b) cooperate fully in preparing for any audits of, or disputes with taxing authorities regarding, any Returns of the Company, its Subsidiaries, or the Joint Ventures;

     (c) make available to Buyer and to any taxing authority, as reasonably requested, all information, records, and documents within such Seller's possession or control relating to Taxes of the Company, its Subsidiaries, or the Joint Ventures (including information necessary to file extensions and make estimated Tax payments);

     (d) provide timely notice in writing to Buyer of any pending or threatened tax audits or assessments of the Company, its Subsidiaries, or the Joint Ventures, of which such Seller receives notice, for taxable periods for which Buyer may have a liability under this Article VI; and

     (e) furnish Buyer with copies of all correspondence received from any taxing authority in connection with any Tax audit or information request with respect to any such taxable period.

                                   ARTICLE VII
                                 INDEMNIFICATION

     Section 7.1 Survival of Representations, Warranties, and Certain Covenants. The representations and warranties of Sellers, the Company, Buyer and Steel Tech contained in this Agreement and the Ancillary Agreements and any certificate delivered pursuant hereto shall survive the Closing for a period of 24 months after the Closing Date, except that (i) the representations and warranties of Sellers in Sections 3.1 (Authority), 3.2 (Title), 3.5 (Company Authority) and 3.7(a) and (e) (Capitalization) shall survive the Closing for an indefinite period, and (ii) the representations and warranties in Sections 3.13 (Taxes),
3.15 (Benefit Plans) and 3.18 (Environmental Matters) shall survive for a period equal to the applicable statute of limitations with respect to claims arising out of the subject matter of such representations and warranties, but not more than six (6) years after the Closing Date. The covenants and agreements of Sellers and Buyer contained in this Agreement and the Ancillary Agreements to be performed on or after the Closing Date shall survive the Closing. Sellers' indemnification obligations under Sections 7.2(c) through (g) (Environmental and Tax matters) shall survive for the applicable statute of limitations relating to claims arising out of the subject matter of such express indemnity provisions. Sellers' indemnification obligation under Sections 7.2(h) (pre-Closing operations), and Buyer's indemnification obligation under Sections 7.3(c) (post-Closing operations), shall survive for a period of 24 months after the Closing Date.

     Section 7.2 Indemnification by Sellers. Subject to the other provisions of this Article VII, Sellers shall save, defend, indemnify and hold harmless Buyer, the Company and the Subsidiaries and their respective successors and assigns (collectively, the "Buyer Indemnified Parties") from and against any and all realized diminution in value, losses, damages, liabilities, deficiencies, claims, interest, awards, judgments, penalties, costs and expenses (including reasonable attorneys' fees, costs and other out-of-pocket expenses incurred in investigating, preparing or defending the foregoing) (hereinafter collectively, "Losses") to the extent arising out of or resulting from the following, provided that such Losses shall be reduced by the amount of (i) any reserves maintained on the books and records of the Company or any of the Subsidiaries or the Joint Ventures as of the Closing Date with respect to the potential for such loss, (ii) any tax benefit received by Buyer in connection with such Loss, and (iii) any insurance proceeds, indemnification payments, contribution payments or reimbursements received by Buyer in connection with such Loss:

     (a) any breach of any representation or warranty made by or on behalf of Sellers or the Company contained in this Agreement or any Ancillary Agreements provided that with respect to any particular Seller, he or she or the Representative on behalf of Sellers other than Limauro is a party to such Ancillary Agreement, or any certificate delivered pursuant hereto and in the case of any breach of any representation or warranty in Section 3.18, such Losses do not arise out of or result from a Limited Recourse Environmental Matter;

     (b) any breach of any covenant or agreement by Sellers or the Company contained in this Agreement or any Ancillary Agreement provided that with respect to any particular Seller, he or she or the Representative on behalf of Sellers other than Limauro is a party to such Ancillary Agreement which survives the Closing;

     (c) any Environmental Matters including any Environmental Matters disclosed in this Agreement or in the Disclosure Schedule hereto, including, but not limited to: (i) any of the Environmental Matters listed in Section 5.4 of this Agreement, and (ii) any Environmental Matter arising from or related to the property located at 4343 Wyoming Avenue, Dearborn, Michigan formerly owned by the Company;

     (d) any Remediation with respect to any Environmental Matters arising prior to Closing;

     (e) any breach by the Company or any Subsidiary of any Environmental Laws prior to Closing;

     (f) any Limited Recourse Environmental Matter;

     (g) any failure by Sellers to perform their obligations to indemnify Buyer under Section 6.1 with respect to Taxes;

     (h) any claim arising out of the operation of the Company's or any of the Subsidiaries' businesses prior to Closing, or the ownership or operation of their respective assets and properties prior to Closing; or

     (i) any liability or other obligations of the Company or any of the Subsidiaries to the Central States Southeast and Southwest Area Pension Fund in excess of the amount of the applicable adjustment to the Purchase Price for such PPA Liability pursuant to Section A(1)(e) of Exhibit A.

     Section 7.3 Indemnification by Buyer. Buyer shall save, defend, indemnify and hold harmless Sellers and their respective heirs, executors, administrators, representatives, successors and assigns (collectively, the "Seller Indemnified Parties") from and against any and all Losses to the extent arising out of or resulting from:

     (a) any breach of any representation or warranty made by Buyer or Steel Tech contained in this Agreement or any Ancillary Agreement or any certificate delivered pursuant hereto;

     (b) any breach of any covenant or agreement by Buyer or Steel Tech contained in this Agreement or any Ancillary Agreement which survives the Closing;

     (c) any claim or cause of action by any Person against any Seller Indemnified Party with respect to the operations of the Company or any of its Subsidiaries on or after the Closing Date, including with respect to (i) any Environmental Condition, any Release, or any violation of any Environmental Law, on, under, in or about, or with respect to, any of the Real Property or the operation of the business of the Company or any of the Subsidiaries or the Joint Ventures with respect to any period after the Closing Date or (ii) the ownership or operation of their respective assets and properties after the Closing Date except for claims or causes of action with respect to which any Seller Indemnified Party is obligated to indemnify Buyer Indemnified Parties pursuant to Section 7.2; and

     (d) any failure by Buyer to perform its obligations to indemnify Sellers under Section 6.2 with respect to Taxes.

     Section 7.4 Procedures.

     (a) In order for a Buyer Indemnified Party or Seller Indemnified Party (the "Indemnified Party") to be entitled to any indemnification provided for under this Agreement in respect of, arising out of or involving a Loss or a claim or demand made or effected by any Person against the Indemnified Party (a "Third Party Claim"), such Indemnified Party shall deliver notice thereof to the party against whom indemnity is sought (the "Indemnifying Party") promptly after receipt by such Indemnified Party of written notice of the Third Party Claim, describing in reasonable detail the facts giving rise to any claim for indemnification hereunder, the amount or method of computation of the amount of such claim (if known) and such other information with respect thereto as the Indemnifying Party may reasonably request. The failure to provide such notice, however, shall not release the Indemnifying Party from any of its obligations under this Article VII except to the extent that the Indemnifying Party is prejudiced by such failure.

     (b) The Indemnifying Party shall have the right, upon written notice to the Indemnified Party within 30 days of receipt of notice from the Indemnified Party of the commencement of such Third Party Claim, to assume the defense thereof at the expense of the Indemnifying Party with counsel selected by the Indemnifying Party and reasonably satisfactory to the Indemnified Party. If the Indemnifying Party assumes the defense of such Third Party Claim, the Indemnified Party shall have the right to employ separate counsel and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Indemnified Party. If the Indemnifying Party assumes the defense of any Third Party Claim, the Indemnified Party shall cooperate with the Indemnifying Party in such defense and make available to the Indemnifying Party all witnesses, pertinent records, materials and information in the Indemnified Party's possession or under the Indemnified Party's control relating thereto as is reasonably required by the Indemnifying Party. Whether or not the Indemnifying Party assumes the defense of a Third Party Claim, the Indemnified Party shall not admit any liability with respect to, or settle, compromise or discharge, or offer to settle, compromise or discharge, such Third Party Claim without the Indemnifying Party's prior written consent.

     (c) In the event any Indemnified Party should have a claim against any Indemnifying Party hereunder due to a loss that does not involve a Third Party Claim being asserted against or sought to be collected from such Indemnified Party, the Indemnified Party shall deliver notice of such claim promptly to the Indemnifying Party, describing in reasonable detail the facts giving rise to any claim for indemnification hereunder, the amount or method of computation of the amount of such claim and such other information with respect thereto as the Indemnifying Party may reasonably request. The failure to provide such notice, however, shall not release the Indemnifying Party from any of its obligations under this Article VII except to the extent that the Indemnifying Party is prejudiced by such failure. The Indemnified Party shall reasonably cooperate and assist the Indemnifying Party in determining the validity of any claim for indemnity by the Indemnified Party and in otherwise resolving such matters. Such assistance and cooperation shall include providing reasonable access to and copies of information, records and documents relating to such matters, furnishing employees to assist in the investigation, defense and resolution of such matters and providing legal and business assistance with respect to such matters.

     (d) Anything in this Section 7.4 to the contrary notwithstanding, except for claims that may only be asserted against Julie Kasle or Matthew Kasle, the Representative shall act for and on behalf of Sellers (other than Limauro) and the Seller Indemnified Parties (other than the Seller Indemnified Parties related to Limauro) with respect to any notices to and from, and any decisions, determinations or directives to be made by, any one or more Seller Indemnified Parties under this Section 7.4, and all such notices, decisions, determinations and directives shall be given to and made by the Representative acting on behalf of Sellers (other than Limauro) and the Seller Indemnified Parties (other than the Seller Indemnified Parties related to Limauro).

     Section 7.5 Matters Relating to Indemnification; Limitations on Liability; Buyer Recovery from Escrow.

     (a) No claim may be asserted against any party for breach of any representation, warranty or covenant contained herein, unless written notice of such claim is received by such party, describing in reasonable detail the facts and circumstances with respect to the subject matter of such claim on or prior to the date on which the representation, warranty or covenant on which such claim is based ceases to survive as set forth in Section 7.1, in which case such representation, warranty or covenant shall survive as to such claim until such claim has been finally resolved.

     (b) Upon notice to the Representative and Limauro specifying in reasonable detail the basis for such claim, Buyer may give notice of an indemnification claim under this Article VII to the Escrow Agent. The failure to give a notice of claim under the Escrow Agreement shall not constitute an election of remedies or limit Buyer in any manner in the enforcement of any other remedies that may be available to it. Sellers' indemnification obligation shall not be limited to the funds held by the Escrow Agent pursuant to the Escrow Agreement.

     (c) Anything in this Section 7.5 to the contrary notwithstanding, the Representative shall act for and on behalf of Seller Indemnified Parties other than Limauro with respect to any notices to and from, and any decisions, determinations or directives to be made by, any one or more Seller Indemnified Parties other than Limauro under this Section 7.5, and all such notices, decisions, determinations and directives shall be given to and made by the Representative acting on behalf of Seller Indemnified Parties other than Limauro.

     (d) Sellers' indemnity liability with respect to claims for Losses under subsections 7.2(a), (c), (d), (e) and (f) shall be limited to Losses which are individually in an amount of at least $10,000.00 (a "Material Loss") and when aggregated with other Material Losses pursuant to claims for Losses under subsections 7.2(a) (c), (d), (e) and (f), exceed $75,000.00; provided, however, that upon Buyer's successful assertion of a claim against Sellers for at least $75,000.00 in aggregated Material Losses with respect to claims for Losses under subsections 7.2(a), (c), (d), (e) and (f), Buyer shall be entitled to recover the full amount of its claim for such aggregated Material Losses, including the $75,000.00 base amount. A Seller's indemnification obligations with respect to any breach of such Seller's representations and warranties in Section 3.2 and the Company's representations and warranties in Section 3.7 shall be limited to such Seller's pro-rata share of the Final Purchase Price received by such Seller (for which such Seller shall be severally liable). The Sellers' indemnification liability with respect to any claims for Losses under subsections 7.2(a) (excluding any claims for Losses arising out of or resulting from any breach of such Seller's representations and warranties in Section 3.2 and the Company's representations and warranties in Section 3.7), (c), (d), (e), (f), (g), (h) and
(i) shall be limited to:

          (i) aggregate Material Losses of up to $26,500,000.00 arising from claims for indemnification made by Buyer during the 18-month period immediately following the Closing, as to which (A) Limauro shall be liable up to an amount equal to 20.92% of such $26,500,000.00 and (B) the other Sellers shall be jointly and severally liable up to an amount equal to 79.08% of such $26,500,000.00;

          (ii) with respect to claims for indemnification made by Buyer after the conclusion of the 18-month period immediately following the Closing, aggregate Material Losses of up to $6,500,000.00 less the amount of all claims for Losses made and successfully asserted during the initial 18-month period following the Closing, as to which (A) Limauro shall be liable up to an amount equal to 20.92% of such $6,500,000.00 or applicable lesser amount, and (B) the other Sellers shall be jointly and severally liable up to an amount equal to 79.08% of such $6,500,000.00 or the applicable lesser amount;

          (iii) with respect to claims for indemnification made by Buyer after the conclusion of the 24-month period immediately following the Closing but not later than the six-year anniversary of the Closing with respect to claims for Losses under Section 7.2(a) with respect to Sections 3.13 (Taxes), 3.15 (Employee Benefits) and 3.18 (Environmental Matters) and claims for Losses under subsections 7.2(c), (d), (e) and (f), aggregate Material Losses of up to $6,500,000.00 less the amount of all claims for Losses made and successfully asserted during the initial 24-month period following the Closing up to $4,500,000.00, as to which (A) Limauro shall be liable up to an amount equal to 20.92% of such $6,500,000.00 or applicable lesser amount, and (B) the other Sellers shall be jointly and severally liable up to an amount equal to 79.08% of such $6,500,000.00 or the applicable lesser amount; and

          (iv) with respect to claims for Losses under subsection 7.2(f), aggregate Material Losses of up to $500,000.00, as to which (A) Limauro shall be liable up to an amount equal to 20.92% of such $500,000.00, and
     (B) the other Sellers shall be jointly and severally liable up to an amount equal to 79.08% of such $500,000.00; provided, however, that with respect to Losses under subsection 7.2(f), Sellers' indemnity exposure under subsection 7.2(f) shall be limited to 80% of such Losses with respect to claims made under subsection 7.2(f) during the first 24 months following the Closing and 50% of such Losses with respect to claims made under subsection 7.2(f) after the conclusion of the initial 24-month period following the Closing and prior to the sixth anniversary of the Closing.

     (e) the indemnity liability of Buyer and Steel Tech with respect to claims for Losses under subsections 7.3(a) and (c) shall be limited to Losses which are individually in an amount of at least $10,000 (a "Material Loss") and when aggregated with other Material Losses with respect to breaches of representations and warranties of Buyer and Steel Tech, exceed $75,000.00; provided, however, that upon Sellers' successful assertion of a claim against Buyer and Steel Tech for at least $75,000.00 in aggregated Material Losses with respect to breaches of representations and warranties by Buyer and Steel Tech and claims for Losses under subsection 7.3(c), the Sellers shall be entitled to recover the full amount of its claim for such aggregated Material Losses, including the $75,000.00 base amount. The indemnification obligations of Buyer and Steel Tech with respect to claims for Losses under subsections 7.3(a) and
(c) shall be limited to (i) aggregate Material Losses of up to $26,500,000.00 arising from claims for indemnification made by the Sellers during the 18-month period immediately following the Closing; and (ii) with respect to claims for indemnification made by the Sellers after the conclusion of the 18-month period immediately following the Closing, aggregate Material Losses of up to $6,500,000.00 less the amount of all claims for Losses made and successfully asserted during the initial 18-month period following the Closing.

     Section 7.6 Kasle Sellers' Representative.

     (a) Each of Sellers other than Limauro hereby appoints the Representative as agent and attorney-in-fact for each such Seller and its other Seller Indemnified Parties (other than any of Limauro's Seller Indemnified Parties), for and on behalf of each such Seller and its other Seller Indemnified Parties, with full power and authority to represent each Seller and its other Seller Indemnified Parties, and the successors and assigns of each of the foregoing, with respect to all matters arising under this Agreement and the Ancillary Agreements, and all actions taken by the Representative under this Agreement or such Ancillary Agreements will be binding upon each such Seller and its other Seller Indemnified Parties and the successors and assigns of the foregoing as if expressly ratified and confirmed in writing by each of them. Without limiting the generality of the foregoing, the Representative shall have full power and authority, on behalf of each of Sellers (other than Limauro) and their respective other Seller Indemnified Parties (other than any of Limauro's Seller Indemnified Parties) and the successors and assigns of the foregoing, to interpret the terms and provisions of this Agreement and any Ancillary Agreements, to dispute or fail to dispute any claim under this Agreement or such Ancillary Agreements, to negotiate and compromise any dispute that may arise under this Agreement or such Ancillary Agreements, to sign any release or other documents with respect to any such dispute, and to give and receive notices, except in each case for claims which may only be asserted against Julie Kasle or Matthew Kasle. A Seller (other than Limauro) or its other Seller Indemnified Party (other than any of Limauro's Seller Indemnified Parties)will be deemed a party or a signatory to any agreement, document, instrument or certificate for which the Representative signs on behalf of such Seller or other Seller Indemnified Parties.

     (b) The Representative, in its capacity as such, will not be liable to Buyer for any act or failure to act under or in connection with this Agreement or any Ancillary Agreements, regardless of whether any such act or failure to act by the Representative constitutes negligence or is in breach of this Agreement or any Ancillary Agreements.

     (c) The Representative shall have no liability to any Seller Indemnified Parties under or in connection with this Agreement or any Ancillary Agreements. The Representative shall be entitled to reimbursement by Sellers (other than Limauro) for all costs and expenses incurred by it while acting in such capacity. Seller Indemnified Parties (other than any of Limauro's Seller Indemnified Parties) shall indemnify and hold harmless the Representative for all Losses suffered by the Representative acting in its capacity as such, regardless of whether such Losses arise from or are related to actions of the Representative that constitute negligence or a breach of this Agreement or any Ancillary Agreements.

     (d) The limitation of liability provisions of Sections 7.6(b) and (c) shall
survive  the   termination  of  this  Agreement  and  the   resignation  of  the
Representative.

     Section 7.7 No Circular Recovery. Sellers hereby agree that to the extent a Buyer Indemnified Party brings a claim against Sellers for which it is entitled to indemnification pursuant to Section 7.2 of this Agreement, Sellers shall not make any claim for indemnification against the Company, any Subsidiary or any Joint Venture with respect thereto. Buyer hereby agrees that to the extent a Seller Indemnified Party brings a claim against Buyer for which it is entitled to indemnification pursuant to Section 7.3 of this Agreement, Buyer shall not make any claim for indemnification against Sellers with respect thereto.

                                  ARTICLE VIII
                               GENERAL PROVISIONS

     Section 8.1 Fees and Expenses. Except as otherwise provided herein, all fees and expenses incurred in connection with or related to this Agreement and the Ancillary Agreements and the transactions contemplated hereby and thereby shall be paid by the party or parties incurring such fees or expenses, whether or not such transactions are consummated. In the event of termination of this Agreement, the obligation of each party to pay its own expenses will be subject to any rights of such party arising from a breach of this Agreement by any others.

     Section 8.2 Amendment and Modification. This Agreement may not be amended, modified or supplemented in any manner, whether by course of conduct or otherwise, except by an instrument in writing signed on behalf of each party hereto and otherwise as expressly set forth herein.

     Section 8.3 Waiver. No failure or delay of any party or beneficiary hereunder in exercising any right or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such right or power, or any course of conduct, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the parties and beneficiaries hereunder are cumulative and are not exclusive of any rights or remedies which they would otherwise have hereunder. Any agreement on the part of any party or beneficiary to any such waiver shall be valid only if set forth in a written instrument executed and delivered by such party or beneficiary in the case of an individual, or otherwise by a duly authorized officer or manager on behalf of such party or beneficiary.

     Section 8.4 Notices. All notices and other communications hereunder shall be in writing and shall be deemed duly given (a) on the date of delivery if delivered personally, or if by facsimile, upon written confirmation of receipt by facsimile, e-mail or otherwise, (b) on the first Business Day following the date of dispatch if delivered utilizing a next-day service by a recognized next-day courier, or (c) on the earlier of confirmed receipt or the fifth Business Day following the date of mailing if delivered by registered or certified mail, return receipt requested, postage prepaid. All notices hereunder shall be delivered to the addresses set forth below, or pursuant to such other instructions as may be designated in writing by the party to receive such notice:

     (a) if to any Seller  (other  than  Limauro)  or Seller  Indemnified  Party
(other  than  any  of  Limauro's  Seller  Indemnified  Parties),   then  to  the
Representative on behalf of such Seller or such Seller Indemnified Party to:

                          Roger Kasle:
                          555 Stanley Boulevard
                          Birmingham, Michigan 48009

               with a copy (which shall not constitute notice) to:

                          Miller, Canfield, Paddock and Stone, P.L.C.
                          150 West Jefferson, Suite 2500
                          Detroit, MI 48226-4415
                          Attention: Douglas M. Kilbourne, Esq.
                          Facsimile: 313-496-8451

     (b) if to Limauro or any Seller Indemnified Party related to Limauro, then to:

                          Michael A. Limauro:
                          820 Pemberton
                          Grosse Pointe Park, Michigan  48230

               with a copy (which shall not constitute notice) to:

                          Miller, Canfield, Paddock and Stone, P.L.C.
                          150 West Jefferson, Suite 2500
                          Detroit, MI  48226-4415
                          Attention:  Douglas M. Kilbourne, Esq.
                          Facsimile:  313-496-8451

     (c) if to the  Representative,  to the same  addressees  as set forth under
Section 8.4(a) immediately above

     (d) if to the Company, to:

                          Kasle Steel Corporation
                          4343 Wyoming
                          Dearborn, Michigan  48126
                          Attention:  President
                          Facsimile:  313-943-2506

               with a copy (which shall not constitute notice) to:

                          Kasle Acquisition Company, LLC
                          c/o Steel Technologies Inc.
                          15415 Shelbyville Road
                          Louisville, Kentucky  40245
                          Attn:  John Baumann, Esq., General Counsel
                          Facsimile:  (502) 245-0542

               with an additional copy (which shall not constitute notice) to:

                           Frost Brown Todd LLC
                           400 West Market Street
                           32nd Floor
                           Louisville, Kentucky  40202-3363
                           Attention:  C. Edward Glasscock, Esq.
                           Facsimile:  (502) 581-1087

     (e) if to Buyer, to:

                           Kasle Acquisition Company, LLC
                           c/o Steel Technologies Inc.
                           15415 Shelbyville Road
                           Louisville, Kentucky  40245
                           Attn:  Michael J. Carroll, President
                           Facsimile:  (502) 245-0542

               with a copy (which shall not constitute notice) to:

                           Kasle Acquisition Company, LLC
                           c/o Steel Technologies Inc.
                           15415 Shelbyville Road
                           Louisville, Kentucky  40245
                           Attn:  John Baumann, Esq., General Counsel
                           Facsimile:  (502) 245-0542

               with an additional copy (which shall not constitute notice) to:

                           Frost Brown Todd LLC
                           400 West Market Street
                           32nd Floor
                           Louisville, Kentucky  40202-3363
                           Attention:  C. Edward Glasscock, Esq.
                           Facsimile:  (502) 581-1087

     (f) if to Steel Tech, to:

                           Steel Technologies Inc.
                           15415 Shelbyville Road
                           Louisville, Kentucky  40245
                           Attn:  Michael J. Carroll, President & COO
                           Facsimile:  (502) 245-0542

               with a copy (which shall not constitute notice) to:

                           Steel Technologies Inc.
                           15415 Shelbyville Road
                           Louisville, Kentucky  40245
                           Attn:  John Baumann, Esq., General Counsel
                           Facsimile:  (502) 245-0542

               with an additional copy (which shall not constitute notice) to:

                           Frost Brown Todd LLC
                           400 West Market Street
                           32nd Floor
                           Louisville, Kentucky  40202-3363
                           Attention:  C. Edward Glasscock, Esq.
                           Facsimile:  (502) 581-1087

     Section 8.5 Interpretation. When a reference is made in this Agreement to a Section, Article or Exhibit, such reference shall be to a Section, Article or Exhibit of this Agreement unless otherwise indicated. The table of contents and headings contained in this Agreement or in any Exhibit are for convenience of reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. All words used in this Agreement will be construed to be of such gender or number as the circumstances require. Any capitalized terms used in any Exhibit but not otherwise defined therein shall have the meanings as defined in this Agreement. All Exhibits annexed hereto or referred to herein are hereby incorporated in and made a part of this Agreement as if set forth herein. The word "including" and words of similar import when used in this Agreement will mean "including, without limitation," unless otherwise specified. Each representation, warranty or covenant made in this Agreement with respect to the "enforceability" of any Contract or other agreement shall be deemed qualified by the following phrase: "except as enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and by general principles of equity (regardless of whether considered in a proceeding in equity or at law)".

     Section 8.6 Entire Agreement. This Agreement (including the Exhibits and Disclosure Schedule hereto), and the Ancillary Agreements constitute the entire agreement, and supersede all prior written agreements, arrangements, communications and understandings and all prior and contemporaneous oral agreements, arrangements, communications and understandings, among the parties to this Agreement, and the Ancillary Agreements with respect to the subject matter of this Agreement, and the Ancillary Agreements. Neither this Agreement nor any Ancillary Agreements shall be deemed to contain or imply any restriction, covenant, representation, warranty, agreement or undertaking of any party with respect to the transactions contemplated hereby or thereby other than those expressly set forth herein or therein or in any document required to be delivered hereunder or thereunder, and none shall be deemed to exist or be inferred with respect to the subject matter hereof. Notwithstanding any oral agreement of the parties or their agents or representatives to the contrary, no party to this Agreement shall be under any legal obligation to enter into or complete the transactions contemplated hereby unless and until this Agreement shall have been executed and delivered by all of the parties hereto.

     Section 8.7 No Third-Party Beneficiaries. Nothing in this Agreement, express or implied, is intended to or shall confer upon any Person other than the parties hereto and their respective successors and permitted assigns any legal or equitable right, benefit or remedy of any nature under or by reason of this Agreement, except as provided in Article VII above, and except that any Seller Indemnified Parties that are not parties to this Agreement shall be deemed third party beneficiaries hereunder with respect to all rights of Seller Indemnified Parties hereunder and all obligations of Buyer Indemnified Parties to Seller Indemnified Parties hereunder.

     Section 8.8 Governing Law. This Agreement and all disputes or controversies arising out of or relating to this Agreement or the transactions contemplated hereby shall be governed by, and construed in accordance with, the internal laws of the COMMONWEALTH OF KENTUCKY, without regard to the laws of any other jurisdiction that might be applied because of the conflicts of laws principles of the COMMONWEALTH OF KENTUCKY.

     Section 8.9 Submission to Jurisdiction. Each of the parties irrevocably agrees that any legal action or proceeding arising out of or relating to this Agreement or for recognition and enforcement of any judgment in respect hereof brought by any other party or its successors or assigns may be brought and determined in any Kentucky State or federal court sitting in Louisville,
Kentucky (or, if such court lacks subject matter jurisdiction, in any appropriate Kentucky State or federal court), and each of the parties hereby irrevocably submits to the jurisdiction of the aforesaid courts for itself and with respect to its property, generally and unconditionally, with regard to any such action or proceeding arising out of or relating to this Agreement and the transactions contemplated hereby. Each of the parties further agrees to accept service of process in any manner permitted by such courts. Each of the parties hereby irrevocably and unconditionally waives, and agrees not to assert, by way of motion or as a defense, counterclaim or otherwise, in any action or proceeding arising out of or relating to this Agreement or the transactions contemplated hereby, (a) any claim that it is not personally subject to the jurisdiction of the above-named courts for any reason other than the failure lawfully to serve process, (b) that it or its property is exempt or immune from jurisdiction of any such court or from any legal process commenced in any such court (whether through service of notice, attachment prior to judgment, attachment in aid of execution of judgment, execution of judgment or otherwise) and (c) to the fullest extent permitted by law, that (i) the suit, action or proceeding in any such court is brought in an inconvenient forum, (ii) the venue or forum of such suit, action or proceeding is improper or (iii) this Agreement, or the subject matter hereof, may not be enforced in or by any such court.

     Section 8.10 Dispute Resolution. Any controversy, dispute, or claim of any nature arising out of, in connection with, or in relation to the interpretation, performance, enforcement or breach of this Agreement, including any claim based on contract, tort or statute, shall be resolved at the written request of any party to this Agreement by binding arbitration. The arbitration shall be administered in accordance with the then current Commercial Arbitration Rules of the American Arbitration Association. Any matter to be settled by arbitration shall be submitted to the American Arbitration Association in Louisville, Kentucky. Each party shall select one arbitrator within 15 days after the claimant commences the arbitration by giving written notice of arbitration. A third arbitrator shall be selected by the two arbitrators so selected within 45 days of their appointment. The arbitrators shall decide the dispute in accordance with the laws of the Commonwealth of Kentucky without reference to its rules concerning conflicts of laws.

The arbitration shall be final and binding, and enforceable in any court of competent jurisdiction. The arbitrator shall award attorneys' fees (including those of in-house counsel) and costs to the prevailing party and charge the cost of arbitration to the party which is not the prevailing party. If the arbitrator determines that there is not a prevailing party, each party shall be responsible for its own attorney's fees and expenses and a portion of the arbitration fees and expenses as specified by the arbitrator. Arbitration awards shall be payable out of the Escrow Amount, to the extent that they are adequate. Notwithstanding anything herein to the contrary, this Section 8.10 shall not prevent Buyer or any Seller from seeking and obtaining equitable relief on a temporary or permanent basis, including, without limitation, a temporary restraining order, a preliminary or permanent injunction or similar equitable relief, from a court of competent jurisdiction located in Louisville, Kentucky (to which all parties hereto consent to venue and jurisdiction) by instituting a legal action or other court proceeding in order to protect or enforce the rights of such party under this Agreement or to prevent irreparable harm and injury. The court's jurisdiction over any such equitable matter, however, shall be expressly limited only to the temporary, preliminary, or permanent equitable relief sought; all other claims initiated under this Agreement between the parties hereto shall be determined through final and binding arbitration in accordance with this Section 8.10.

     Section 8.11 Assignment; Successors. Neither this Agreement nor any of the rights, interests or obligations under this Agreement may be assigned or delegated, in whole or in part, by operation of law or otherwise, by Buyer or any Seller without the prior written consent of the others, and any such assignment without such prior written consent shall be null and void; provided, however, that Buyer may assign its rights under this Agreement to any Affiliate of Buyer without the prior consent of Sellers; provided further, that any Seller may assign any of its rights under this Agreement, including the right to receive its portion of the Purchase Price, to one or more of its Affiliates without the consent of Buyer; provided still further, that no assignment shall limit the assignor's obligations hereunder and no party shall be liable for performance to any such assignee until such party has received written notice in accordance with the terms of this Agreement. Subject to the preceding sentence, this Agreement will be binding upon, inure to the benefit of, and be enforceable by, the Buyer and Sellers and their respective successors and assigns.

     Section 8.12 Severability. Whenever possible, each provision or portion of any provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable Law, but if any provision or portion of any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable Law or rule in any jurisdiction, such invalidity, illegality or unenforceability shall not affect any other provision or portion of any provision in such jurisdiction, and this Agreement shall be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision or portion of any provision had never been contained herein.

     Section 8.13 Counterparts. This Agreement may be executed in two or more counterparts, and by separate parties on separate counterparts, all of which shall be considered one and the same instrument and shall become effective when one or more counterparts have been signed by each of the parties and delivered to the other parties.

     Section 8.14 Facsimile Signature. This Agreement may be executed by facsimile signature and a facsimile signature shall constitute an original for all purposes.

     Section 8.15 Time of Essence. Time is of the essence with regard to all dates and time periods set forth or referred to in this Agreement.

     Section 8.16 No Presumption Against Drafting Party. Each party to this Agreement acknowledges that each party has been represented by counsel in connection with this Agreement and the Ancillary Agreements and the transactions contemplated by this Agreement and the Ancillary Agreements and has participated jointly in the negotiation and drafting of this Agreement and the Ancillary Agreements. In the event an ambiguity or question of intent or interpretation arises, this Agreement or the Ancillary Agreements shall be construed as if drafted jointly by the parties and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any of the provisions of this Agreement or the Ancillary Agreements. Any reference to any federal, state, local, or foreign statute or Law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise. In the event of any inconsistency between the statements in the body of this Agreement and those in the Disclosure Schedule (other than an exception expressly set forth as such in the Disclosure Schedule with respect to a specifically identified representation or warranty), the statements in the body of this Agreement will control. The parties intend that each representation, warranty, and covenant contained herein shall have independent significance. If there is a breach of any representation, warranty, or covenant contained herein in any respect, the fact that there exists another representation, warranty, or covenant relating to the same subject matter (regardless of the relative levels of specificity) which has not been breached shall not detract from or mitigate the fact that there is a breach of the first representation, warranty, or covenant.

                            [signature page follows]

     IN WITNESS WHEREOF, Sellers, Buyer, the Representative, and the Company have executed this Agreement as of the date first written above, or have caused this Agreement to be executed as of the date first written above by their respective officers or managers thereunto duly authorized.

SELLERS:                                             REPRESENTATIVE:

/s/ Roger Kasle                                /s/ Roger Kasle
--------------------------------               --------------------------------
Roger Kasle                                    Roger Kasle, as Representative

/s/ Matthew Kasle
--------------------------------
Matthew Kasle

/s/ Julie Kasle
--------------------------------
Julie Kasle

/s/ Mickael A. Lamauro
--------------------------------
Michael A. Limauro


COMPANY:

KASLE STEEL CORPORATION, a Michigan corporation

By:  /s/
     ----------------------------
Name:
     --------------------------
Title:
      -------------------------


BUYER:

KASLE ACQUISITION COMPANY, LLC, a Delaware limited liability company


By: /s/ Bradford T. Ray
     ------------------------------------
Name: Bradford T. Ray
      ----------------------------------
Title:Chief Executive Officer
      ---------------------------------


By:  /s/ John M. Baumann, Jr.
     ------------------------------------
Name: John M. Baumann, Jr.
      ----------------------------------
Title: Secretary
      ---------------------------------



STEEL TECH:

STEEL TECHNOLOGIES INC., a Kentucky corporation


By: /s/ Bradford T. Ray
     ------------------------------------
Name: Bradford T. Ray
      ----------------------------------
Title:Chief Executive Officer
      ---------------------------------


By:  /s/ John M. Baumann, Jr.
     ------------------------------------
Name: John M. Baumann, Jr.
      ----------------------------------
Title: Secretary
      ---------------------------------
                                    EXHIBIT A

                          Adjustments to Purchase Price

A.       Items which reduce the Purchase Price:


1.       Aggregate amount of the following Current and Long Term Liabilities as of the Closing Date:

--------------------------------- ---------------------------------------- --------------------------
Current and Long Term             Value  indicated  in Binding  Letter of  Value as of Closing Date
Liabilities                       Intent
 --------------------------------- ---------------------------------------- --------------------------
---------------- --------------------------------- ---------------------------------------- --------------------------
         (a)     Loan from shareholder             ($400,000 as of February 28, 2006);      $            0.
---------------- --------------------------------- ---------------------------------------- --------------------------
---------------- --------------------------------- ---------------------------------------- --------------------------
         (b)     Current   portion  of   Comerica  ($1,200,000 as of February 28, 2006);    $3,277,287.    (including
                 Bank Term Loan                                                             long term portion)
---------------- --------------------------------- ---------------------------------------- --------------------------
---------------- --------------------------------- ---------------------------------------- --------------------------
         (c)     Current portion of Buyout Notes   ($466,000 as of February 28, 2006);      $  465,599.

---------------- --------------------------------- ---------------------------------------- --------------------------
---------------- --------------------------------- ---------------------------------------- --------------------------
         (d)     Current   portion   of   Capital  ($501,000 as of February 28, 2006);      $  465,166.
                 Leases
---------------- --------------------------------- ---------------------------------------- --------------------------
---------------- --------------------------------- ---------------------------------------- --------------------------
         (e)     Teamster Pension                  ($917,000 as of February 28, 2006);      $-           0.-
---------------- --------------------------------- ---------------------------------------- --------------------------
---------------- --------------------------------- ---------------------------------------- --------------------------
         (f)     Long  Term   portion  of  Buyout  ($2,841,000 as of February 28, 2006);    $2,822,068.
                 Notes
---------------- --------------------------------- ---------------------------------------- --------------------------
---------------- --------------------------------- ---------------------------------------- --------------------------
         (g)     Long Term  portion  of  Comerica  ($3,325,000 as of February 28, 2006);    $    0.    included    in
                 Bank Term Loan                                                             current   portion   (item
                                                                                            1(b)) above
---------------- --------------------------------- ---------------------------------------- --------------------------
---------------- --------------------------------- ---------------------------------------- --------------------------
         (h)     Long  Term  portion  of  Capital  ($79,000 as of February 28, 2006);       $   11,179.
                 Leases
---------------- --------------------------------- ---------------------------------------- --------------------------
---------------- --------------------------------- ---------------------------------------- --------------------------
         (i)     Supplemental            Deferred  ($3,156,175  as of  December  31,  2005  $2,173,404    (of   which
                 Compensation Plan                 with  a  net  present  value  at  8% of  $205,205    is    current
                                                   $1,964,467;  currently  estimated to be  portion  and   $1,968,199
                                                   $1,916,000   consisting   of   $205,000  is    the    long    term
                                                   short term and $1,711,000 long term);    portion,   including  net
                                                                                            present value  adjustment
                                                                                            of $334,000.
---------------- --------------------------------- ---------------------------------------- --------------------------
---------------- --------------------------------- ---------------------------------------- --------------------------
         (j)     Revolving  Credit  Loan  owed to  amount  in  excess  of the sum of (i)  $      0.      ($593,049,
                 Comerica Bank                     $672,000 plus (ii) any                   which is  below  $672,000
                                                   borrowings  to  fund  the  closing  day  by $78,951.
                                                   bonuses  described  in Part A(3)  below
                                                   ($1,175,000  as of  February  28,  2006
                                                   which exceeds $672,000 by $503,000).
---------------- --------------------------------- ---------------------------------------- --------------------------









         2.       Aggregate amount of the following loans and advances receivable as of the Closing Date:

---------------- ---------------------------------------- --------------------------------- --------------------------
                 Loans and Advances Receivable            Value   indicated   in   Binding  Value as of Closing Date
                                                          Letter of Intent
---------------- ---------------------------------------- --------------------------------- --------------------------
---------------- ---------------------------------------- --------------------------------- --------------------------
         (a)     Loan Receivable from  Northwestern Real  -$245,000-                        $         0
                 Estate Ventures, LLC;
---------------- ---------------------------------------- --------------------------------- --------------------------
---------------- ---------------------------------------- --------------------------------- --------------------------
         (b)     Employee Advances;                       Included in above figure.         $          0.
---------------- ---------------------------------------- --------------------------------- --------------------------
---------------- ---------------------------------------- --------------------------------- --------------------------
         (c)     Receivable/Advance - David Yates;        Included in above figure.         $ 451,129.
---------------- ---------------------------------------- --------------------------------- --------------------------
---------------- ---------------------------------------- --------------------------------- --------------------------
         (d)     Loan to Julie Kasle;                     Included in above figure.         $           0
---------------- ---------------------------------------- --------------------------------- --------------------------
---------------- ---------------------------------------- --------------------------------- --------------------------
         (e)     Loan to John  Luelo - but  only for the  Included in above figure.         $           0
                 amount  of  excess   over  the  reserve
                 taken
                 for this receivable; and
---------------- ---------------------------------------- --------------------------------- --------------------------
---------------- ---------------------------------------- --------------------------------- --------------------------
         (f)     Advance    to     Reginald     Campbell  Included in above figure.         $ 285,916
                 referenced in the Consulting  Agreement
                 dated
                 October 18, 2004.
---------------- ---------------------------------------- --------------------------------- --------------------------

         3.       Aggregate  amount of  bonuses,  not to exceed  $1,000,000,  payable  at  closing to  certain  Kasle  employees to be designated by the Shareholders.

B.       Items which do not reduce the Purchase Price:

         1.       Post-closing payments made pursuant to the employment agreements (including change of control severance,  if any)
for Keith Bailey, Ivan Meltzer, Michael Ulewicz, and Thom Parker; and

         2.       Payments made to Reginald  Campbell for consulting and advisory  services  through December 31, 2007 (estimated to be $389,000).

                                   EXHIBIT 10



                                 THIRD AMENDMENT

                                       to

                                CREDIT AGREEMENT

                                  by and among

                             STEEL TECHNOLOGIES INC.

                                       and

                           THE GUARANTORS PARTY HERETO

                                       and

                            THE LENDERS PARTY HERETO

                                       and

                    PNC BANK, NATIONAL ASSOCIATION, as Agent

                                       and

                       SUNTRUST BANK, as Syndication Agent

                                       and

      JPMORGAN CHASE BANK, N.A. (successor by Merger to Bank One, N.A.), as
                               Documentation Agent


                             Dated as of May 8, 2006

     THIS THIRD AMENDMENT TO CREDIT AGREEMENT (the "Third Amendment") dated as of May 8, 2006, by and among STEEL TECHNOLOGIES INC. (the "Borrower") and the GUARANTORS party hereto (the "Guarantors"), the Lenders party hereto (the "Lenders"), PNC Bank, National Association, as Agent (the "Agent"), SUNTRUST BANK, as Syndication Agent (the "Syndication Agent") and JPMORGAN CHASE BANK, N.A. (successor by merger to Bank One, N.A.), as Documentation Agent (the "Documentation Agent").

                                    RECITALS

     WHEREAS, reference is made to the Credit Agreement dated as of September 2, 2004 by and among the Borrower, the Guarantors, the Lenders, the Agent, the Syndication Agent and the Documentation Agent, as amended by that First Amendment thereto dated as of November 2, 2004 and that Second Amendment thereto dated as of October 11, 2005 (as so amended, the "Credit Agreement");

     WHEREAS, capitalized terms used herein and not otherwise defined herein shall have the meanings assigned to such terms in the Credit Agreement;

     WHEREAS, on or about May 4, 2006, effective as of April 30, 2006, Kasle Acquisition Company, LLC, a Delaware limited liability company ("Sub") whose sole member is Steel Technologies Inc., a Kentucky corporation ("STI"), will acquire all of the outstanding stock of Kasle Steel Corporation ("Kasle") (such acquisition referred to herein as the "Kasle Acquisition") pursuant to a Stock Purchase Agreement (together with all schedules, exhibits and related documents, the "Kasle Acquisition Documents");

     WHEREAS,  Kasle owns (i) one hundred percent of the  outstanding  ownership interests of Kasle Steel Auto Blankers, Inc., a Michigan corporation ("Blankers") and Kasle Steel of Canada, Ltd., a company organized under the laws of Ontario, Canada ("Kasle Canada"), (ii) fifty percent (50%) of the ownership interests in each of Kasle Metal Processing, LLC ("Metal") and RSDC of Michigan, L.L.C. ("RSDC") and (iii) forty-nine percent (49%) of the ownership interests in Delaco-Kasle LLC ("Delaco");

     WHEREAS, the Loan Parties have requested that RSDC, Metal, Delaco and Kasle Canada not be required to join as a Guarantor under the Credit Agreement, given that (i) RSDC, Metal and Delaco are each joint ventures which are precluded from guarantying the Credit Agreement pursuant to the terms of their respective joint venture agreements unless authorized and no such guarantees have been authorized and (ii) a Guaranty by Kasle Canada could create adverse tax consequences for the Loan Parties;

     WHEREAS, Upon the Kasle Acquisition, Sub, Kasle, and Blankers will each become a Guarantor under the Credit Agreement pursuant to Section 10.17 of the Credit Agreement and the related Guarantor Joinder;

     WHEREAS, the parties hereto desire to amend the Credit Agreement as more fully set forth herein;

     NOW, THEREFORE, the parties hereto, in consideration of their mutual covenants and agreements hereinafter set forth and intending to be legally bound hereby, covenant and agree as follows:

          1. Acknowledgments Relating to Acquisition.

          The Loan Parties represent and warrant that the recitals (the "Recitals") above are true and correct.

          2. Amendment to Definitions.

          A. The following definitions in Section 1.1 of the Credit Agreement are hereby amended and restated in their entirety to read as follows:

          "Joint Ventures shall mean (i) Mi-Tech Steel, Inc., a corporate joint venture owned 50% by the Borrower and 50% by Mitsui Steel Holdings, Inc.,
     (ii) Ferrolux Metals Co., LLC, a limited liability company owned 49% by Borrower and 51% by Ferragon Corporation, (iii) RSDC of Michigan, L.L.C., a limited liability company owned 50% by Kasle Steel Corporation and 50% by Marubeni-Itochu Steel America, Inc., (iv) Kasle Metal Processing, LLC, a limited liability company owned 50% by Kasle Steel Corporation and 50% by Automatic Feed Company, (v) Delaco-Kasle LLC, a limited liability company owned 49% by Kasle Steel Corporation and 51% by Delaco Steel Corporation, and (vi) other partnerships or joint ventures to which either the Borrower or one of its Subsidiaries is now or in the future a party."

          "Subsidiary of any Person at any time shall mean any of the following (except that with respect to each Joint Venture, if one or more of the Loan Parties does not individually or collectively own greater than 50% of the ownership interests of such Joint Venture, or does not control such Joint Venture, such Joint Venture shall not be deemed to be a Subsidiary of the Loan Parties): (i) any corporation or trust of which 50% or more (by number of shares or number of votes) of the outstanding capital stock or shares of beneficial interest normally entitled to vote for the election of one or more directors or trustees (regardless of any contingency which does or may suspend or dilute the voting rights) is at such time owned directly or indirectly by such Person or one or more of such Person's Subsidiaries,
     (ii) any partnership of which such Person is a general partner or of which 50% or more of the partnership interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries, (iii) any limited liability company of which such Person is a member and of which 50% or more of the limited liability company interests is at the time directly or indirectly owned by such Person or one or more of such Person's Subsidiaries or (iv) any corporation, trust, partnership, limited liability company or other entity which is controlled or capable of being controlled by such Person or one or more of such Person's Subsidiaries."

          B. The definition of Permitted Liens in Section 1.1 of the Credit Agreement is hereby amended by amending and restating clause (viii) thereof as follows:

          "(vii) (a) Any Lien existing on the date of this Agreement and described on Schedule 1.1(P), provided that the principal amount secured thereby is not hereafter increased, and no additional assets become subject to such Lien and the aggregate amount of obligations secured by all Liens referred to in this clause (viii)(a) does not exceed $10,000,000; (b) Liens on the 1063 shares of stock of Kasle Steel Corporation to secure the Indebtedness described in Section 7.2.1(viii); provided that the principal amount secured thereby is not hereafter increased, and no additional assets become subject to such Lien, and (c) Liens on time deposit account number 385106031623 at Comerica Bank to secure indebtedness permitted under
     Section 7.2.1(viii)(d); provided that the principal amount secured thereby is not hereafter increased."

          C. The following new definition is hereby inserted in alphabetical order in Section 1.1 of the Credit Agreement:

          "Third Amendment Effective Date shall mean May 8, 2006."

          3. Amendment to Section 7.2.1 [Indebtedness].

          A new Subsection (viii) is hereby inserted into Section 7.2.1 immediately following subsection (vii) to read as follows:

          "(viii) (a) secured Indebtedness of Kasle Steel Corporation to Barbara Rothstein in the maximum aggregate amount of $1,945,700, secured solely by 943 shares of stock of Kasle Steel Corporation, (b) secured Indebtedness of Kasle Steel Corporation to Barbara Kasle Rothstein Irrevocable Trust in the maximum aggregate amount of $238,000, secured solely by 120 shares of stock of Kasle Steel Corporation, (c) unsecured Indebtedness to Reginald Campbell in the maximum aggregate amount of $1,400,000, and (d) secured Indebtedness in favor of Comerica Bank in the maximum principal amount of $200,000, secured solely by cash held on deposit Comerica Bank."

          4. Amendment of Section 7.2.3 [Guaranties].

          Section 7.2.3 [Guaranties] of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

         "7.2.3   Guaranties.

          Each of the Loan Parties shall not, and shall not permit any of its Subsidiaries to, at any time, directly or indirectly, become or be liable in respect of any Guaranty, or assume, guarantee, become surety for, endorse or otherwise agree, become or remain directly or contingently liable upon or with respect to any obligation or liability of any other Person, except for (i) Guaranties of Indebtedness of the Loan Parties permitted hereunder and (ii) Guaranties of Indebtedness of Joint Ventures not to exceed $6,500,000 in the aggregate."

          5. Amendment of Section 7.2.4 [Loans And Investments].

          Subsection (vi) of Section 7.2.4 is hereby amended and restated to read as follows:

          "(vi) capital contributions or loans (a) to each of Mi-Tech Steel, Inc. and Ferrolux Metals Co., LLC existing on the Closing Date as set forth on Schedule 7.2.4(vi) and (b) to each of Kasle Metal Processing, LLC, RSDC of Michigan, L.L.C. and Delaco-Kasle LLC existing on the Third Amendment Effective Date as set forth on Schedule 7.2.4(vi);"

          A  new  Subsection   (ix)  is  hereby   inserted  into  Section  7.2.4
     immediately after subsection (viii) to read as follows:

          "(ix) loans and advances to the individuals and in the amounts listed on Schedule 7.2.4(ix) hereto provided that the aggregate amount thereof does not exceed $750,000."

     The remainder of Section 7.2.4 remains unchanged hereby.

          6. Amendment of Section 7.2.9 [Subsidiaries, Partnerships and Joint Ventures.]

          Subsection (iii) of Section 7.2.9 is hereby amended and restated to read as follows:

          "(iii) Steel Technologies De Mexico S.A. De C.V., Kasle Steel of Canada, Ltd. or, to the extent not required to join pursuant to clause (ii) above, the Joint Ventures."

          The remainder of Section 7.2.9 remains unchanged

          7. Warranties

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

          B. Power and Authority; Validity and Binding Effect; No Conflict.

          Each Loan Party has full power to enter into, execute, deliver and carry out this Third Amendment, and such actions have been duly authorized by all necessary proceedings on its part. This Third Amendment has been duly and validly executed and delivered by each Loan Party. This Third Amendment constitutes the legal, valid and binding obligation of each Loan Party which is enforceable against such Loan Party in accordance with its terms. Neither the execution and delivery of this Third Amendment nor the consummation of the transactions herein contemplated will conflict with, constitute a default under or result in any breach of (i) the terms and conditions of any organizational documents of any Loan Party or (ii) any Law or any material agreement or instrument or other obligation to which any Loan Party or any of its Subsidiaries is a party or by which it or any of its Subsidiaries is bound, or result in the creation or enforcement of any Lien upon any property of any Loan Party or any of its Subsidiaries other than as set forth herein.

          C. Consents and Approvals; No Event of Default.

          No consent, approval, exemption, order or authorization of any Person other than the parties hereto is required by any Law or any agreement in connection with the execution, delivery and carrying out of this Third Amendment. No event has occurred and is continuing and no condition exists or will exist after giving effect to this Third Amendment which constitutes an Event of Default or Potential Default.

          8. Conditions to Effectiveness.

          The effectiveness of this Third Amendment is subject to satisfaction of each of the following conditions on or before the date hereof:

          A. Representations and Warranties.

          Each of the representations and warranties under Section 6 hereof are true and correct on the date hereof.

          B. Execution by Lenders, Agent and Loan Parties.

          This Third Amendment shall have been executed by the Required Lenders, the Agent and the Loan Parties on or before the date hereof.

          C. Secretary's Certificates.

          There shall have been delivered to the Agent for the benefit of each Lender a certificate dated as of the date hereof and signed by the Secretary or an Assistant Secretary of each of the Loan Parties certifying as appropriate to: (a) all corporate action taken by each Loan Party in connection with this Third Amendment together with a copy of the resolutions of each Loan Party evidencing same; (b) the names of the officer or officers authorized to sign this Third Amendment and the true signatures and specifying that such officers are authorized to act on behalf of each Loan Party for purposes of this Third Amendment, on which the Agent and each Lender may conclusively rely; and (c) a certificate from the Secretary or Assistant Secretary stating that each Loan Party's organizational documents, including its certificate or articles of incorporation, bylaws, certificate of limited partnership, partnership agreement, certificate of formation, and limited liability company agreement have not been modified since the Closing Date and are in effect on the date hereof as on the Closing Date or attaching certified copies of such modified documents if any have been modified and certifying that such documents are currently in effect.

          D. Kasle Acquisition.

          The transactions contemplated by the Kasle Acquisition Documents shall have been consummated in accordance with the terms and conditions of the Kasle Acquisition Documents as heretofore reviewed by the Agent and as certified by the Borrower without any amendment or waiver by the Loan Parties not consented to by the Agent. Each of the conditions to a Permitted Acquisition under Section 7.2.6 [Liquidations, Mergers, Consolidations, Acquisitions] of the Credit Agreement shall have been met with respect to the Kasle Acquisition.

          E. Guarantor Joinders.

          Kasle, Blankers and Sub shall have executed and delivered Guarantor Joinders together with updates to schedules, certificates, legal opinions, and related documents required under Section 10.17 [Joinder of Guarantors] of the Credit Agreement.

          F. Fees and Expenses.

          The Loan Parties shall have paid the costs and expenses of the Agent and reasonable fees of the Agent's counsel in connection with this Third Amendment.

          9. References to Credit Agreement, Loan Documents.

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

          10. Force and Effect.

          Each Loan Party reconfirms, restates, and ratifies the Credit Agreement and all other Loan Documents executed in connection therewith except to the extent any such documents are expressly modified by this Third Amendment and each Loan Party confirms that all such documents have remained in full force and effect since the date of their execution.

          11. Governing Law.

          This Third Amendment shall be deemed to be a contract under the laws of the Commonwealth of Pennsylvania and for all purposes shall be governed by and construed and enforced in accordance with the internal laws of the Commonwealth of Pennsylvania without regard to its conflict of laws principles.

          12. Counterparts; Effective Date.

          This Third Amendment may be signed in any number of counterparts each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Third Amendment shall become effective when it has been executed by the Agent, the Loan Parties and all of the Lenders and each of the other conditions set forth in Section 8 of this Third Amendment has been satisfied.

                           [SIGNATURE PAGES TO FOLLOW]

                   [SIGNATURE PAGE 1 OF 6 TO THIRD AMENDMENT]



     IN WITNESS WHEREOF, the parties hereto, by their officers thereunto duly authorized, have executed this Third Amendment as of the day and year above written.

                                        BORROWER:

                                        STEEL TECHNOLOGIES INC.



                                        By: /s/ Bradford T. Ray
                                           ------------------------------------
                                        Name: Bradford T. Ray
                                             ----------------------------------
                                        Title:Chief Executive Officer
                                              ---------------------------------


                                        By:  /s/ John M. Baumann, Jr.
                                           ------------------------------------
                                        Name: John M. Baumann, Jr.
                                             ----------------------------------
                                        Title: Secretary
                                              ---------------------------------



                                        GUARANTORS:

                                        STEEL TECHNOLOGIES CORP.

            By: /s/ Bradford T. Ray
                                           ------------------------------------
                                        Name: Bradford T. Ray
                                             ----------------------------------
                                        Title:Chief Executive Officer
                                              ---------------------------------


                                        By:  /s/ John M. Baumann, Jr.
                                           ------------------------------------
                                        Name: John M. Baumann, Jr.
                                             ----------------------------------
                                        Title: Secretary
                                              ---------------------------------

                   [SIGNATURE PAGE 2 OF 6 TO THIRD AMENDMENT]



                                        STEEL TECHNOLOGIES CO. (successor
                                        by conversion to STEEL
                                        TECHNOLOGIES, L.P.)

                                    By: /s/ Bradford T. Ray
                                           ------------------------------------
                                        Name: Bradford T. Ray
                                             ----------------------------------
                                        Title:Chief Executive Officer
                                              ---------------------------------


                                        By:  /s/ John M. Baumann, Jr.
                                           ------------------------------------
                                        Name: John M. Baumann, Jr.
                                             ----------------------------------
                                        Title: Secretary
                                              ---------------------------------





                                        STEEL TECHNOLOGIES, LLC,
                                        a South Carolina limited liability
                                        company


                                        By: /s/ Bradford T. Ray
                                           ------------------------------------
                                        Name: Bradford T. Ray
                                             ----------------------------------
                                        Title:Chief Executive Officer
                                              ---------------------------------


                                        By:  /s/ John M. Baumann, Jr.
                                           ------------------------------------
                                        Name: John M. Baumann, Jr.
                                             ----------------------------------
                                        Title: Secretary
                                              ---------------------------------

                   [SIGNATURE PAGE 3 OF 6 TO THIRD AMENDMENT]



                                        KASLE ACQUISITION COMPANY, LLC,
                                        a Delaware limited liability company


                                       By: /s/ Bradford T. Ray
                                           ------------------------------------
                                        Name: Bradford T. Ray
                                             ----------------------------------
                                        Title:Chief Executive Officer
                                              ---------------------------------


                                        By:  /s/ John M. Baumann, Jr.
                                           ------------------------------------
                                        Name: John M. Baumann, Jr.
                                             ----------------------------------
                                        Title: Secretary
                                              ---------------------------------




                                        KASLE STEEL CORPORATION,
                                        a Michigan corporation



                                       By: /s/ Bradford T. Ray
                                           ------------------------------------
                                        Name: Bradford T. Ray
                                             ----------------------------------
                                        Title:Chief Executive Officer
                                              ---------------------------------


                                        By:  /s/ John M. Baumann, Jr.
                                           ------------------------------------
                                        Name: John M. Baumann, Jr.
                                             ----------------------------------
                                        Title: Secretary
                                              ---------------------------------

                   [SIGNATURE PAGE 4 OF 6 TO THIRD AMENDMENT]



                                        KASLE STEEL AUTO BLANKERS, INC.,
                                        a Michigan corporation



                                        By:  /s/
                                           ------------------------------------
                                        Name:
                                             ----------------------------------
                                        Title:
                                              ---------------------------------


                                        By:  /s/
                                           ------------------------------------
                                        Name:
                                             ----------------------------------
                                        Title:
                                              ---------------------------------

                   [SIGNATURE PAGE 5 OF 6 TO THIRD AMENDMENT]



                                        PNC BANK, NATIONAL ASSOCIATION,
                                        individually and as Agent


                                        By: /s/
                                           ------------------------------------
                                        Name:
                                             ----------------------------------
                                        Title:
                                              ---------------------------------


                                        SUNTRUST BANK,
                                        individually and as Syndication Agent


                                        By: /s/
                                           ------------------------------------
                                        Name:
                                             ----------------------------------
                                        Title:
                                              ---------------------------------


                                        NATIONAL CITY BANK OF KENTUCKY



                                        By: /s/
                                           ------------------------------------
                                        Name:
                                             ----------------------------------
                                        Title:
                                              ---------------------------------



                                        JPMORGAN CHASE BANK, N.A. (successor
                                        by merger to Bank One, N.A.),
                                        individually and as Documentation Agent


                                        By: /s/
                                           ------------------------------------
                                        Name:
                                             ----------------------------------
                                        Title:
                                              ---------------------------------

                   [SIGNATURE PAGE 6 OF 6 TO THIRD AMENDMENT]



                                        U.S. BANK NATIONAL ASSOCIATION



                                        By: /s/
                                           ------------------------------------
                                        Name:
                                             ----------------------------------
                                        Title:
                                              ---------------------------------





                                        FIFTH THIRD BANK



                                        By: /s/
                                           ------------------------------------
                                        Name:
                                             ----------------------------------
                                        Title:
                                              ---------------------------------