Form 10-Q
period 2006-06-30
STEEL TECHNOLOGIES INC
filed 2006-08-09
CIK 771790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

There were 13,055,542 shares outstanding of the Registrant's common stock as of July 31, 2006.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        June 30, 2006 and September 30, 2005 ..............................  3

        Condensed Consolidated Statements of Income
        Three and Nine months Ended June 30, 2006 and 2005 ................  4

        Condensed Consolidated Statements of Comprehensive Income
        Three and Nine months Ended June 30, 2006 and 2005 ................  5

        Condensed Consolidated Statements of Cash Flows Nine Months
        Ended June 30, 2006 and 2005 ......................................  6

        Notes to Condensed Consolidated Financial Statements .............. 7-17

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................18-29

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .............................................................. 29

Item 4. Controls and Procedures ........................................... 29

PART II.OTHER INFORMATION

Item 6. Exhibits .......................................................... 29

Signature ................................................................. 30

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands, except shares)                           June 30     September 30
(Unaudited)                                              2006           2005
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $  16,384       $  30,991
   Trade accounts receivable, net ..............        107,313         112,033
   Inventories .................................        158,921         114,128
   Deferred income taxes .......................          2,272             605
   Prepaid expenses and other assets ...........          5,628           6,289
   Assets helf for sale ........................            -            20,475
                                                      ---------       ---------
      Total current assets .....................        290,518         284,521
                                                      ---------       ---------

Property, plant and equipment, net .............        111,256         106,492
Investments in unconsolidated affiliates .......         60,919          25,182
Goodwill .......................................         26,325           8,991
Other assets ...................................          6,005           2,737
                                                      ---------       ---------
      Total assets ............................      $ 495,023       $ 427,923
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  68,287       $  59,559
   Accrued liabilities .........................         17,853          13,380
   Income taxes payable ........................          2,865           1,244
   Deferred income taxes .......................            -               254
   Liabilities associated with
      assets helf for sale .....................            -               185
   Long-term liabilities .......................          1,185             -
                                                      ---------       ---------
      Total current liabilities ................         90,190          74,622
                                                      ---------       ---------

Long-term debt .................................        113,827          80,000
Deferred income taxes ..........................         20,833          14,785
Other long-term liabilities.....................          6,762           3,757
                                                      ---------       ---------
      Total liabilities ........................        231,612         173,164
                                                      ---------       ---------
Commitments and contingencies

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....             -               -
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding shares:
    13,048,432 at June 30, 2006 and
    12,927,826 at September 30, 2005............         71,142          70,662
   Treasury stock at cost:  2,635,513 shares at
    June 30, 2006 and 2,635,114 at September
    30, 2005....................................        (24,486)        (24,475)
   Additional paid-in capital ..................          6,265           5,494
   Retained earnings ...........................        216,005         207,116
   Accumulated other comprehensive loss ........         (5,515)         (4,038)
                                                      ---------       ---------
      Total shareholders' equity ...............        263,411         254,759
                                                      ---------       ---------
                                                      $ 495,023       $ 427,923
                                                      =========       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except per                    For The              For The
common share data)                     Three Months Ended     Nine Months Ended
(Unaudited)                                  June 30              June 30
--------------------------------------------------------------------------------
                                        2006       2005       2006       2005
                                      ------------------------------------------
Sales ................................ $234,455   $243,675   $673,976  $764,629
Cost of goods sold ...................  215,980    226,376    630,990   687,012
                                       --------   --------   --------  --------
      Gross profit ...................   18,475     17,299     42,986    77,617

Selling, general and
   administrative expenses ...........   10,541      9,409     28,357    28,634
Equity in net income of unconsolidated
   affiliates ........................    2,224        780      3,699     3,997
                                       --------   --------   --------   -------
   Operating income ..................   10,158      8,670     18,328    52,980

Interest expense, net ................    1,432        912      2,641     2,933
                                       --------   --------   --------   -------
   Income before income taxes ........    8,726      7,758     15,687    50,047

Provision for income taxes ...........    2,045      2,730      3,913    16,986
                                       --------   --------   --------   -------
   Income from continuing operations .    6,681      5,028     11,774    33,061

Discontinuing operations, net of tax
   (including gain on disposal of
   $25 and $271, for the three
   and nine months ended
   June 30, 2006, respectively) ......     (104)       643      1,010     2,481
                                       --------   --------   --------   -------
Net income ........................... $  6,577   $  5,671   $ 12,784   $35,542
                                       ========   ========   ========   =======

Diluted weighted average number of
   common shares outstanding .........   13,132     13,093     13,106    13,095
                                       ========   ========   ========   =======

Diluted earnings per common share:
   From continuing operations ........ $   0.51   $   0.38   $   0.90   $  2.52
   From discontined operation ........    (0.01)      0.05       0.08      0.19
                                       --------   --------   --------   -------
                                       $   0.50   $   0.43   $   0.98   $  2.71
                                       ========   ========   ========   =======

Basic weighted average number of
   common shares outstanding .........   12,964     12,922     12,950    12,884
                                       ========   ========   ========   =======

Basic earnings per common share:
   From continuing operations ........ $   0.52   $   0.39   $   0.91   $  2.57
   From discontined operation ........    (0.01)      0.05       0.08      0.19
                                       --------   --------   --------   -------
                                       $   0.51   $   0.44   $   0.99   $  2.76
                                       ========   ========   ========   =======

Cash dividends per common share ...... $   0.15   $   0.15   $   0.30   $  0.25
                                       ========   ========   ========   =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

            Condensed Consolidated Statements of Comprehensive Income

                                           For The               For The
(In thousands)                        Three Months Ended     Nine Months Ended
(Unaudited)                                June 30               June 30
--------------------------------------------------------------------------------
                                        2006       2005       2006       2005
                                      ------------------------------------------
Net income ........................... $  6,577   $  5,671   $  12,784  $35,542
  Foreign currency translation
        adjustment ...................   (3,345)       876      (1,815)   1,906
  Change in unrealized loss on cash
        flow hedges, net of taxes ....       97       (132)        338     (132)
                                       --------   --------    --------  --------
Comprehensive income ................. $  3,329   $  6,415    $ 11,307  $37,316
                                       ========   ========    ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Nine Months Ended
(Unaudited)                                                       June 30
--------------------------------------------------------------------------------
                                                             2006       2005
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $ 12,784    $ 35,542
   Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Depreciation ...................................     12,174      11,341
       Stock-based compensation expense ...............        494         -
       Deferred income taxes ..........................     (3,265)     (1,258)
       Undistributed equity in earnings of
        unconsolidated affiliates .....................     (3,506)     (3,997)
       Provision for bad debts ........................        549       1,252
       Gain on sale of Custom Steel ...................       (271)        -
       Increase (decrease) in cash, net acquisitions
        and dispositions, resulting from changes in:
             Trade accounts receivable ................      4,622       9,968
             Inventories ..............................    (41,707)     24,248
             Prepaids expenses and other assets .......      1,174        (470)
             Accounts payable .........................      7,769     (46,695)
             Income taxes payable .....................      2,420      (3,605)
             Accrued liabilities ......................      2,306         489
                                                          --------    --------
Net cash (used in) provided by operating activities ...     (4,457)     26,815
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........    (14,492)    (14,885)
   Acquistion of Kasle Steel, net of cash acquired ....    (33,748)        -
   Net cash proceeds fromsale of Custom Steel .........     16,311         -
   Proceeds from sale fo property, plant
     and equipment.....................................        -           601
   Repayment of advances to unconsolidated affiliates .        -         2,000
                                                          --------    --------
Net cash used in investing activities .................    (31,929)    (12,284)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     57,000      88,000
   Principal payments on long-term debt ...............    (31,279)    (85,000)
   Cash dividends on common stock .....................     (3,895)     (3,222)
   Proceeds from stock option exercises................        469         893
   Excess tax benefits from stock options .............         52         -
                                                          --------    --------
Net cash provided by financing activities .............     22,347         671
                                                          --------    --------
Effect of exchange rate changes on cash ...............       (568)        403
                                                          --------    --------
Net (decrease) increase in cash and cash equivalents ..    (14,607)     15,605
Cash and cash equivalents, beginning of year ..........     30,991       2,273
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $ 16,384    $ 17,878
                                                          ========    ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2006 and the condensed consolidated statements of income and comprehensive income for the three and nine months ended June 30, 2006 and 2005, and condensed consolidated cash flows for the nine months ended June 30, 2006 and 2005, have been prepared by Steel Technologies Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended June 30, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.



2.  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation with no effect on net income or shareholders' equity.

3.  ACQUISITION OF KASLE STEEL

On May 8, 2006, the Company (through its wholly owned subsidiary) acquired all of the outstanding stock of privately held Kasle Steel Corporation (Kasle Steel) headquartered in Dearborn, Michigan pursuant to a Stock Purchase Agreement. The Company acquired Kasle Steel to expand value-added steel processing capabilities to include exposed automotive blanking. Including its unconsolidated affiliates, Kasle Steel is North America's largest independent supplier of automotive steel blanks. Kasle Steel's wholly owned operations include operations in Flint, Michigan and Windsor, Ontario. Its three unconsolidated affiliates consist of a 50% interest in RSDC of Michigan, L.L.C. in Holt, Michigan; a 50% interest in Kasle Metal Processing, LLC in Jeffersonville, Indiana; and a 49% interest in Delaco-Kasle LLC, a certified minority-owned business in Woodhaven, Michigan.

The Company paid approximately $33,748,000 in cash for the stock of Kasle Steel and assumed approximately $25,009,000 of Kasle Steel's liabilities. In conjunction with the purchase, the Company retired approximately $3,970,000 of Kasle Steel's debt. The Company utilized its existing revolving credit facility to provide funding for the purchase.

Under the terms of the Stock Purchase Agreement, $2,000,000 of the purchase price was deposited in an escrow account to satisfy indemnification provisions provided by former shareholders of Kasle Steel to the Company. Pursuant to an Escrow Agreement, all uncontested escrowed funds will be distributed to the former shareholders at various times from November 2007 through May 2012.

The acquisition has been recorded under the purchase method of accounting, with the operating results being included in the Company's condensed consolidated financial statements since the date of acquisition. Accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The purchase price exceeded the estimated fair values of the net tangible assets acquired by approximately $18,285,000. We preliminarily allocated this excess purchase price to other intangible asset of $1,500,000, associated deferred tax liabilities of $549,000, and non-deductible goodwill of $17,334,000. The other intangible asset consisted of a non-competition agreement with an aggregate fair market value of $1,500,000 to be amortized over five years. The allocation is subject to change pending completion of the valuation by a third party specialist firm assisting us in determining the fair value of the assets acquired.

The following summarizes the allocation of the purchase price of Kasle Steel to the assets acquired and liabilities assumed:



(In thousands)
-------------------------------------
Working capital                          $    234
Investments in unconsolidated affiliates   32,231
Property, plant and equipment               2,753
Goodwill                                   17,334
Intangible asset subject to amortization    1,500
Other current and long-term assets          1,732
Deferred tax liability, net                (7,300)
Debt and capital lease obligations         (8,562)
Other current and long-term liabilities    (6,174)
                                          --------
Purchase price                           $ 33,748
                                          ========

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Kasle Steel had occurred as of the beginning of each respective period.


(In thousands except per
 common share data)                      Three Months Ended    Nine Months Ended
(Unaudited)                                   June 30              June 30
--------------------------------------------------------------------------------
                                        2006       2005       2006       2005
                                      ------------------------------------------
Sales ................................  $236,277   $248,630   $687,415  $783,822
Income from continuing
   operations ........................     6,527      4,468     11,221    35,813
Net income ...........................     6,425      5,111     12,231    38,294
Earnings per common share:
 Diluted:
   Income from continuing operations .     $0.50      $0.34      $0.86     $2.73
   Net income ........................     $0.49      $0.39      $0.93     $2.92

 Basic
   Income from continuing operations .     $0.50      $0.35      $0.87     $2.78
   Net income ........................     $0.50      $0.40      $0.94     $2.97


This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results.

4.  SALE OF CUSTOM STEEL

On March 24, 2006, the Company entered into a Stock Purchase Agreement to sell all the capital stock of its wholly owned Custom Steel, Inc. (Custom Steel) subsidiary to a wholly owned subsidiary of American Railcar Industries, Inc.
(ARI). Custom Steel operates a facility located in Kennett, Missouri adjacent to ARI's component manufacturing facility that produces value-added fabricated steel parts that primarily support ARI's railcar manufacturing operations. Substantially all of Custom Steel's sales are to ARI.

In connection with the closing of this transaction, the final sales price was approximately $17,061,000, of which $16,311,000 was remitted to the Company and an additional $750,000 to a third party escrow agent. In addition, the Company retained certain obligations consisting primarily of trade accounts payable, accrued liabilities and deferred taxes totaling approximately $3,012,000.

Under the terms of the Stock Purchase Agreement, the Company has agreed to indemnify ARI for any payments required to be made by ARI for liabilities incurred by the Company prior to March 31, 2006. The indemnification provisions for most liabilities expire on March 31, 2008 and require the buyer to incur at least $75,000 in aggregate liabilities before a claim can be asserted. Indemnification provisions for certain liabilities, primarily taxes, expire with applicable statutes of limitations and the remaining provisions, primarily environmental, do not expire. The Company has not recorded any liabilities for these indemnifications since management has determined it is not probable the Company will incur such liabilities. Pursuant to the terms of an Escrow Agreement, ARI deposited $750,000 in an escrow account that will be distributed to the Company at various times prior to September 30, 2007 to the extent there are no indemnification claims made by ARI.

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

Summarized condensed consolidated income statement information of Custom Steel follows:



(In thousands)                          Three Months Ended     Nine Months Ended
(Unaudited)                                 June 30               June 30
--------------------------------------------------------------------------------
                                        2006       2005       2006       2005
                                      ------------------------------------------
Sales ................................  $  -      $ 12,757   $  23,470  $32,777
(Loss) income before income taxes ....    (224)        989       1,199    3,817
(Loss) income from continuing
  operations .........................    (129)        643         739    2,481
Gain on sale, net of income taxes ....      25         -           271      -
Net (loss) income ....................    (104)        643       1,010    2,481


A summary of the assets and liabilities of Custom Steel held for sale follows:

(In thousands)                                                  September 30
(Unaudited)                                                         2005
-------------------------------------------------------------- --------------

     Inventories                                                $    7,295
     Property, plant and equipment, net                              4,009
     Goodwill                                                        9,157
     Other assets                                                       14
                                                                 ------------
     Assets held for sale                                           20,475
                                                                 ------------
     Accrued liabilities                                                14
     Deferred income tax liability                                     171
                                                                 ------------
    Liabilities associated with assets held for sale                   185
                                                                 ------------
    Net assets held for sale                                     $  20,290
                                                                 ============

5.  INVENTORIES

Inventories consists of:


(In thousands)                                         June 30     September 30
(Unaudited)                                             2006           2005
-------------------------------------------------------------------------------
Raw materials ....................................   $  116,500   $   79,813
Finished goods and work in process ...............       42,421       34,315
                                                     ----------   ----------
                                                     $  158,921   $  114,128
                                                     ==========   ==========


6.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Summarized condensed consolidated income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), a 50% owned unconsolidated affiliate, the three Kasle Steel unconsolidated affiliates (see Note 3) and Ferrolux Metals Co., LLC, a 49% owned unconsolidated affiliate, all accounted for using the equity method of accounting, follows:

(In Thousands)          Three Months Ended           Nine Months Ended
(Unaudited)                  June 30                      June 30
-----------------      ---------------------      -----------------------
                         2006         2005          2006           2005
                         ----         ----          ----           ----
Sales                  $82,520      $76,146       $219,046        $229,729
Gross profit             9,759        5,615         19,231          22,073
Net income               4,456        1,562          7,412           8,002

7.  STOCK BASED COMPENSATION

The Company granted incentive stock options to employees to purchase shares at not less than 100% of market value at date of grant or non-qualified stock options at a price determined by the Compensation Committee of the Company's Board of Directors. Generally, options were exercisable at the rate of 20% a year beginning one year from date of grant and expired ten years from the date of grant. On November 4, 2005, the remaining 91,000 shares available were granted at an average exercise price of $25.42.

On January 26, 2006, the shareholders of the Company voted to adopt the 2006 Restricted Stock Plan (the 2006 Plan), which was previously approved by the Board of Directors on November 4, 2005. The 2006 Plan authorizes the award of up to 300,000 shares of the Company's Common Stock, no par value, which may be awarded as authorized, but unissued, shares. The terms of any award of shares will be determined by the Compensation Committee in its sole discretion at the time of the award. Unless otherwise specified by the Committee, none of the shares awarded shall be restricted for a period of less than one year or more than ten years. The number of shares which may be awarded to any single employee will not be limited by the 2006 Plan. On April 27, 2006, 80,000 restricted shares were granted under the 2006 Plan which vest at a rate of 33.33% a year over three years. On July 27, 2006, 5,000 restricted shares were granted under the 2006 Plan which vest at a rate of 20% a year over five years.

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

As a result of adopting SFAS No. 123(R), the Company recorded stock-based compensation expense included in selling, general and administrative expenses of $197,000 and $494,000 for the three and nine months ended June 30, 2006, respectively. In addition, the Company recognized an income tax benefit for disqualifying dispositions of stock options of $84,000 during the nine months ended June 30, 2006, of which approximately $32,000 was recorded as a reduction in income tax expense during the nine months ended June 30, 2006. There were no disqualifying dispositions of stock options during the three months ended June 30, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the options granted on November 4, 2005:


Expected dividend yield                    1.4%
Expected stock price volatility           46.0%
Weighted average risk-free interest rate   4.6%
Expected life option (years)               6.5

The assumptions for expected dividend yield, expected stock price volatility and expected life of options are based on historical trends. The weighted average risk-free interest rate is based on a traded zero-coupon U.S. Treasury bond with a term equal to the option's expected life. The weighted average fair value for the options granted during the first nine months of fiscal 2006 using the assumptions listed above was $11.52 per share.

The summary of stock options as of June 30, 2006 and changes during the nine months ended June 30, 2006 are presented below.


                                    Shares        Weighted
                                 Outstanding      Average
                                    Under         Exercise
                                    Plans          Price
   --------------------------------------------------------
   Balance, September 30, 2005     304,500        $ 9.32
   Granted                          91,000         25.42
   Exercised                       (42,400)         9.10
   Canceled                        (14,700)        18.00
                                   -------        -------
   Balance, June 30, 2006          338,400        $13.30
                                   =======        =======



                      Shares    Weighted    Weighted     Aggregrate
                   Outstanding   Average     Average     Intrinsic     Aggregate
                       Under    Exercise   Contractual   Value Per     Intrinsic
                       Plan      Price        Term       Share (1)     Value (1)
--------------------------------------------------------------------------------
Options outstanding
  at June 30, 2006     338,400    $ 13.30    5.81 years   $  7.62     $2,579,000
Options exercisable
  at June 30, 2006     169,100       8.54    3.95 years     10.90      1,843,000
Options vested and
  expected to vest     338,400      13.30    5.81 years      7.62      2,579,000


(1) Computed based upon the amount by which the fair market value of the Company's common stock at June 30, 2006 of $19.44 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised during the three and nine months ended June 30, 2006 was $241,000 and $636,000, respectively, compared to $0 and $2,488,000, respectively, for the three and nine months ended June 30, 2005. All unexercised options expire from 2008 to 2015.

The summary of restricted stock as of June 30, 2006 and changes during the nine months ended June 30, 2006 are presented below.

                               Restricted
                                  Stock
                               ----------

Balance, September 30, 2005         -
Granted                          80,000
Exercised                           -
Forfeited                        (5,000)
                                 ------
Balance, June 30, 2006           75,000
                                 ======


Total compensation costs related to nonvested options and restricted stock awards not yet recognized was approximately $2,520,000 at June 30, 2006. We expect to recognize this compensation cost as follows using the graded vesting method over a weighted average period of 1.90 years:



                                       Amount
                                   --------------

         Remainder of fiscal 2006    $  287,000
         2007                           937,000
         2008                           774,000
         2009                           441,000
         2010                            61,000
         2011                            20,000
                                   --------------
         Total                       $2,520,000
                                   ==============


Prior to fiscal 2006, as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," the Company followed the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense was recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per common share for the three and nine months ended June 30, 2005 would have been affected as follows:

(In thousands except per
common share data)                        Three Months Ended  Nine Months Ended
(Unaudited)                                      June 30           June 30
--------------------------------------------------------------------------------
                                                   2005              2005
                                                  ------            ------
Net income - as reported                          $5,671            $35,542
Total stock-based employee compensation
   expense determined under
   fair value method for all awards,
   net of taxes                                       54                164
                                                 -------            -------
Net income - pro forma                            $5,617            $35,378
                                                 =======            =======

Diluted net income per common share-as reported   $ 0.43            $ 2.71
Diluted net income per common share-pro forma     $ 0.43            $ 2.70
Basic net income per common share-as reported     $ 0.44            $ 2.76
Basic net income per common share-pro forma       $ 0.43            $ 2.75


8.  NET INCOME PER COMMON SHARE COMPUTATIONS

The following is a reconciliation of the denominator of the basic and diluted per common share computations:

                                                           Three Months Ended
(In thousands, except per common share data)                     June 30
(Unaudited)                                                  2006        2005
-------------------------------------------------------   ----------  ----------
Net income from continuing operations .................   $   6,681   $   5,028
Discontinued operations ...............................        (104)        643
                                                          ---------   ---------
Net income ............................................   $   6,577   $   5,671
                                                          =========   =========
Shares (denominator) used for diluted
   per common share computations:
    Weighted average shares of common  stock
        outstanding ...................................      12,964      12,922
    Plus: dilutive effect of stock options ............         168         171
                                                          ---------   ---------
           Diluted weighted average shares ............      13,132      13,093
                                                          ---------   ---------
Shares (denominator) used for basic per
   common share computations:
   Weighted average shares of common stock
       outstanding ....................................      12,964      12,922
                                                          ---------   ---------
Net income per common share data:
    Diluted
       From continuing operations .....................   $    0.51   $    0.38
       From discontinued operations ...................       (0.01)       0.05
                                                          ---------   ---------
                                                          $    0.50   $    0.43
                                                          =========   =========
    Basic
       From continuing operations .....................   $    0.52   $    0.39
       From discontinued operations ...................       (0.01)       0.05
                                                          ---------   ---------
                                                          $    0.51   $    0.44
                                                          =========   =========


                                                             Nine Months Ended
(In thousands, except per common share data)                     June 30
(Unaudited)                                                  2006        2005
-------------------------------------------------------   ----------  ----------
Net income from continuing operations .................   $  11,774   $  33,061
Discontinued operations ...............................       1,010       2,481
                                                          ---------   ---------
Net income ............................................   $  12,784   $  35,542
                                                          =========   =========
Shares (denominator) used for diluted
   per common share computations:
    Weighted average shares of common  stock
        outstanding ...................................      12,950      12,884
    Plus: dilutive effect of stock options ............         156         211
                                                          ---------   ---------
           Diluted weighted average shares ............      13,106      13,095
                                                          ---------   ---------
Shares (denominator) used for basic per
   common share computations:
   Weighted average shares of common stock
       outstanding ....................................      12,950      12,884
                                                          ---------   ---------
Net income per common share data:
    Diluted
       From continuing operations .....................   $    0.90   $    2.52
       From discontinued operations ...................        0.08        0.19
                                                          ---------   ---------
                                                          $    0.98   $    2.71
                                                          =========   =========
    Basic
       From continuing operations .....................   $    0.91   $    2.57
       From discontinued operations ...................        0.08        0.19
                                                          ---------   ---------
                                                          $    0.99   $    2.76
                                                          =========   =========

Outstanding options of 83,500 shares were excluded from the diluted earnings per common share calculation for the three and nine months ended June 30, 2006, respectively, because the exercise price of the options was greater than the average market price of the Company's common stock. All outstanding options are included in the diluted earnings per common share calculation above for the three and nine months ended June 30, 2005.

9.  RELATED PARTIES

The Company has various  transactions  with its  unconsolidated  affiliates (see
Note 6). Both the Company and its unconsolidated affiliates buy and sell products and services at prevailing market prices from each other. Beginning in February 2005, the Company incurred expenses from Mi-Tech Steel for toll processing and storage services provided at its Decatur, Alabama facility at agreed upon rates. Prior to February 2005, Mi-Tech Steel was reimbursed for operating costs incurred at its Decatur, Alabama facility by its owners. Equity in the net income of unconsolidated affiliates and management fee income are also included in operating income of the Company. A summary of transactions between the Company and its unconsolidated affiliates during the three and nine months ended June 30, 2006 and 2005 follows:


(In Thousands)                      Three Months Ended         Nine Months Ended
(Unaudited)                              June 30                   June 30
-----------------                   ---------------------   --------------------
                                      2006         2005         2006       2005
                                      ----         ----         ----       ----
Sales to unconsolidated affiliates   $ 1,152       $ 961      $ 3,164    $ 2,778
Purchases from and expense
   reimbursements to Mi-Tech Steel       415         535        1,286      1,674
Interest income from Mi-Tech Steel       -            27          -           71
Equity in net income of
   unconsolidated affiliates           2,224         780        3,699      3,997


Accounts receivable from unconsolidated affiliates was $1,511,000 and $302,000 as of June 30, 2006 and September 30, 2005, respectively, and accounts payable to unconsolidated affiliates was $198,000 and $103,000 as of June 30, 2006 and September 30, 2005, respectively.

During the three and nine months ended June 30, 2006, the Company recorded sales of $3,499,000 and $10,177,000, respectively, for scrap products sold to a company owned by a director of the Company compared to sales of $2,471,000 and $14,697,000, respectively, during the three and nine months ended June 30, 2005. Accounts receivable from the aforementioned company were $2,534,000 and $2,508,000 as of June 30, 2006 and September 30, 2005, respectively. Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. The Audit Committee reviewed and approved these transactions in April 2006. The Company has the ability to continue or cease selling scrap steel to this company at any time.


10. FINANCIAL INSTRUMENTS

In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into an interest rate swap contract with a major financial institution on June 20, 2005. Under the terms of the contract, which matures in September 2008, the Company receives a U.S. dollar LIBOR based variable interest rate and pays a fixed interest rate of 4.31% on a notional amount of $30,000,000. The variable interest rate paid on the contract is determined based on the three month U.S. dollar LIBOR rate, which is consistent with the variable rate determination on the underlying debt.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, establishes accounting and reporting standards requiring that every derivative financial instrument be recorded as either assets or liabilities on the balance sheet at its fair value, and sets forth the manner in which gains and losses thereon are to be recorded. The treatment of such gains or losses is dependent upon the type of exposure, if any, for which the derivative is designated as a hedge. Gains and losses for qualifying hedges can be deferred in accumulated other comprehensive loss and recognized in the income statement along with the related results of the hedged item. SFAS No. 133 requires that the Company formally document, designate and assess the effectiveness of such transactions in order to qualify for hedge accounting treatment.

The Company designated its interest rate swap contract as a cash flow hedge of anticipated interest payments under its variable rate line of credit agreement. Gains and losses on this swap is recorded in accumulated other comprehensive loss and is reclassified into net income as interest expense, net in the periods in which the related variable interest is paid.


11. INCOME TAXES

Net income for the three and nine months ended June 30, 2006 included a benefit of $811,000, or $0.06 per diluted common share, reflecting a one-time adjustment to record a deferred tax asset related to changes in tax laws effective January 1, 2005 for our Mexican operations.

The American Jobs Creation Act (the Act) was enacted in October 2004 and is effective for fiscal 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities and a special one-time tax deduction on the repatriation of foreign earnings. The opportunity is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for any repatriated funds. The Company does not plan to repatriate foreign earnings under the provisions of the Act and estimates the Act has lowered our effective income tax rate by less than 1% for fiscal 2006.


12. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning October 1, 2007. The Company is in the process of evaluating the effect of FIN 48 and has not determined whether its adoption will have a material impact on our financial position, results of operations or cash flows.

     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

When used in the following discussion, the words "estimates," "expects," "intends," "anticipates," "believes" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, competitive factors such as pricing and availability of steel; cyclical demand in the steel industry, specifically in the automotive market; our ability to make and integrate acquisitions; our inability to obtain sufficient capital resources to fund our operations and our growth; risk of business interruptions affecting automotive manufacturers; and reliance on key customers. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Unless the context otherwise requires, references to "we," "us" or "our" refer collectively to Steel Technologies Inc. and its subsidiaries.

We completed the sale of our Custom Steel, Inc. subsidiary in March 2006. Accordingly, results of operations and gain on the sale of Custom Steel, Inc. are treated as discontinued operations. In addition, we completed the acquisition of Kasle Steel Corporation (Kasle Steel) on May 8, 2006, and the results of operations of Kasle Steel are included in our results beginning in May 2006.



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

     Allowance for Doubtful Accounts Receivable
     ------------------------------------------

     Our accounts receivable represent those amounts that have been billed to our customers but not yet collected. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments. The allowance is maintained at a level considered appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, sales, recoveries and credit losses, the monitoring of portfolio credit quality, and current and projected economic and market conditions. If the financial condition of our customers was to deteriorate, resulting in an impairment of the ability to make payments beyond previously established terms, additional allowances may be required. Uncollectible accounts receivable are written off against the allowance for doubtful accounts receivable when management determines that the probability of payment is remote and collection efforts have ceased.

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

Overview
--------

Steel Technologies is one of the largest independent flat rolled steel processors and exposed automotive blankers in North America. With the completion or our most recent acquisition during the last quarter, we now have 23 facilities, including our unconsolidated affiliates, strategically positioned in steel producing and consuming markets in the United States, Canada and Mexico. We bring value to our customers through precision steel processing, supply chain management, quality control and technical support. We utilize the most advanced equipment to produce our high-quality steel products, and we specialize in meeting exact specifications for customers in a variety of industries and end use markets including automotive, lawn and garden and appliance industries.

We focus our sales and marketing strategies to leverage more fully our North American platform of value added steel processing facilities. In recent years, we have been successful in growing our volume across all operations and have gained meaningful market growth, both with existing and new customers across a wide range of end use markets. Our broad capabilities and geographic presence offer distinct competitive advantages to customers that have multi-plant operations throughout the United States, Canada and Mexico. Our ability to provide precision steel products with efficient just-in-time delivery has enabled us to expand our business with regional and large national accounts.

Income from continuing operations for the third quarter of fiscal 2006 totaled $6.7 million or $0.51 per diluted common share versus $5.0 million or $0.38 per diluted common share in the same period last year. Sales for the quarter were $234.5 million compared with the $243.7 million reported in the third quarter last year. Third quarter earnings growth was driven by improving margins, a weaker Mexican peso and a strong first two months realized from our acquisition of Kasle Steel. Net income for the quarter included a benefit of $811,000, or $0.06 per diluted common share, reflecting a one-time adjustment to record a deferred tax asset related to changes in tax laws effective January 1, 2005 for our Mexican operations.

Income from continuing operations for the first nine months of fiscal 2006 totaled $11.8 million or $0.90 per diluted common share versus $33.1 million or $2.52 per diluted common share for the same period last year. For the first nine months of fiscal 2006, sales were $674.0 million compared with $764.6 million for the same period last year. Year-to-date net income for fiscal 2006, including a $271,000 gain on the sale of Custom Steel, was $12.8 million or $0.98 per diluted common share compared with a record $35.5 million or $2.71 per diluted common share in the first nine months of fiscal 2005.

Tons of company-owned steel products sold in our third quarter of fiscal 2006 were 292,000, an increase of 2% over the third quarter of fiscal 2005. In addition, we processed 108,000 tons of customer-owned steel products through our facilities while our unconsolidated affiliates' operations processed an additional 400,000 tons of customer-owned steel products during the third quarter of fiscal 2006.

Foreign currency transaction gains included in sales were $1,967,000 and $872,000 during the three and nine months ended June 30, 2006, respectively, reflecting a stronger average exchange rate of the U.S. dollar relative to the Mexican peso. Foreign currency transaction losses included as a reduction in sales for the three and nine months ended June 30, 2005 were $486,000 and $833,000, respectively.

Our balance sheet remains strong by any measure. Ample debt capacity enables us to continue focusing on flat rolled steel processing growth initiatives across four main strategic fronts: acquisitions, investments at current operations, investments in unconsolidated affiliates, and greenfield expansions. On May 8, 2006, we completed an acquisition of all the outstanding stock of privately held Kasle Steel Corporation (Kasle Steel) in Dearborn, Michigan. Kasle Steel is North America's largest independent supplier of automotive steel blanks, shipping over 1.5 million tons annually through its five processing facilities, including three unconsolidated affiliates. We paid approximately $33.7 million in cash for the stock of Kasle Steel and assumed approximately $25.0 million of Kasle Steel's liabilities. We utilized our existing revolving credit facility to fund the purchase, and we have retired approximately $4.0 million of Kasle Steel's outstanding debt. The operating results of Kasle Steel are included in our condensed consolidated financial statements since the date of acquisition.

During the first nine months of fiscal 2006, we spent approximately $14.5 million on capital expenditures and expect to spend approximately $3.5 million on capital expenditures during the fourth quarter of fiscal 2006. These capital expenditures include new leveling capabilities to our pickling operation in Ghent, Kentucky and additional multi-blanking capabilities to our Berkeley, South Carolina facility. These projects will allow us to expand capacity, improve quality and services to customers and lower our conversion costs. Our remaining major project is a new operation in Juarez, Mexico which is scheduled to begin processing in the second quarter of fiscal 2007.


Financial Highlights (in thousands except per common share data and percentages)
--------------------------------------------------------------------------------



                                  For the Three Months Ended June 30
                                         2006             2005
                                  ----------------  ----------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- -------    --------
Sales                            $234,455  100.0%   $243,675  100.0%      (4)%
Gross profit                       18,475    7.9      17,299    7.1        7
Selling, general and
   administrative expenses         10,541    4.5       9,409    3.9       12
Equity in net income of
   unconsolidated affiliates        2,224    1.0         780    0.3      185
Operating income                   10,158    4.3       8,670    3.6       17
Interest expense, net               1,432    0.6         912    0.4       57
Income from continuing
   operations                       6,681    2.9       5,028    2.1       33
Diluted earnings per common share
   from continuing operations       $0.51              $0.38              34
Cash dividends per common share     $0.15              $0.15              -

Other data
----------
Average days sales outstanding      41.2               39.7                4
Inventory turnover                   5.4                6.0              (10)
Return on equity (annualized)       10.0%               7.9%              27




                                  For the Nine Months Ended March 31
                                         2006             2005
                                  ----------------  ----------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- -------    --------
Sales                            $673,976  100.0%   $764,629  100.0%     (12)%
Gross profit                       42,986    6.4      77,617   10.2      (45)
Selling, general and
   administrative expenses         28,357    4.2      28,634    3.7       (1)
Equity in net income of
   unconsolidated affiliates        3,699    0.6       3,997    0.5       (7)
Operating income                   18,328    2.7      52,980    6.9      (65)
Interest expense, net               2,641    0.4       2,933    0.4      (10)
Income from continuing
   operations                      11,774    1.8      33,061    4.3      (64)
Diluted earnings per common share
   from continuing operations       $0.90              $2.52             (64)
Cash dividends per common share     $0.30              $0.25              20

Other data
----------
Average days sales outstanding      43.0               37.9               13
Inventory turnover                   5.3                6.1              (13)
Return on equity (annualized)        4.9%              17.7%             (72)



Results of Operations
---------------------

     Sales
     -----

     We posted net sales of $234,455,000 for the third quarter ended June 30, 2006, a decrease of 4% from sales of $243,675,000 for the third fiscal quarter ended June 30, 2005. Tons shipped of company-owned steel products in the third quarter of fiscal 2006 were 292,000 tons, a 2% increase from the third quarter of fiscal 2005. The average selling price of company-owned steel products decreased approximately 8% from the peak levels of the third quarter of fiscal 2005 to the third quarter of fiscal 2006 as customers have taken advantage of reduced raw materials costs to negotiate lower purchase prices. We are working closely with our customers to put in place more flexible pricing arrangements that in many cases adjust with market indices.

     Sales for the nine months ended June 30, 2006 were $673,976,000 reflecting a decrease of 12% from sales for the nine months ended June 30, 2005 of $764,629,000. Tons shipped in the first nine months of fiscal 2006 decreased 4% compared to the first nine months of fiscal 2005. Average selling prices of steel for the first nine months of fiscal 2006 decreased approximately 9% compared to the same period in fiscal 2005.

     Kasle Steel contributed approximately $4,835,000 of sales for the three and nine months ended June 30, 2006.

     Gross profit
     ------------

     Our gross profit margin was 7.9% in the third quarter of fiscal 2006 compared to 7.1% in the third quarter of fiscal 2005. Cost of goods sold decreased 5% in the third quarter of fiscal 2006 compared to the same period of fiscal 2005. Cost of materials sold decreased $14,402,000 in the third quarter of fiscal 2006 primarily due to lower average raw material costs. This decrease was offset by an increase in delivery costs of $851,000 driven by higher shipments and increases in fuel costs and a $3,155,000 increase primarily as a result of higher sales volume, the Kasle Steel acquisition, higher labor costs and increases in utility and natural gas prices.

     For the first nine months of fiscal 2006, our gross profit margin was 6.4% compared to 10.2% for the first nine months of fiscal 2005. Cost of goods sold decreased 8.2% in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Cost of materials sold decreased
     $61,269,000 primarily due to lower average raw material costs and lower shipment levels. The remaining $5,247,000 increase in cost of goods sold for the nine months ended June 30, 2006 compared to June 30, 2005 resulted from higher delivery costs, the Kasle Steel acquisition, increased labor costs and related fringe benefits.

     Though our pricing environment remains competitive, our gross profit margin increased to 7.9% in the third quarter of fiscal 2006 from 5.2% in the second quarter of fiscal 2006. We remain focused on improving gross profit trends through production cost efficiencies, and we are working closely with our customers and suppliers to improve our product mix. We expect our average selling prices to increase about 2% during the fourth quarter of fiscal 2006 compared to this past quarter. We expect increased sales of customer-owned products processed in our facilities compared to the prior year levels, though we expect tons sold of company-owned products during the next quarter to remain consistent with sales levels of the fourth quarter of fiscal 2005.


     Selling, general and administrative expenses
     --------------------------------------------

     Selling, general and administrative costs were $10,541,000 or 4.5% of sales for the three months ended June 30, 2006, compared to $9,409,000 or 3.9% of sales for the three months ended June 30, 2005. The increase is primarily attributable to the additional expenses associated with the addition of Kasle Steel and an increase in stock-based compensation expense of $197,000 as a result of adopting SFAS No. 123(R).

     Selling, general and administrative costs were $28,357,000 for the nine months ended June 30, 2006, compared to $28,634,000 for the nine months ended June 30, 2005. The change is primarily attributable to a decrease of $2,228,000 in company wide bonus plan expenses due to lower earnings. This decrease is partially offset by increases of $1,106,000 associated with the addition of Kasle Steel, $494,000 in additional stock-based compensation expense as a result of adopting SFAS No. 123(R), additional property tax expense of $311,000 resulting from the successful appeal of a state property tax assessment during the second quarter of fiscal 2005, and an increase of $40,000 in remaining selling, general and administrative expenses.

     We   continue   to  manage  the  level  at  which   selling,   general  and
     administrative expenses are added to our cost structure.

     Equity in net income of unconsolidated affiliates
     -------------------------------------------------

     Our share of the income of our unconsolidated affiliates was $2,224,000 for the third quarter of fiscal 2006 compared to $780,000 in 2005. For the nine months ended June 30, 2006, income from unconsolidated affiliates was $3,699,000 compared to $3,997,000 for the same period in fiscal 2005. Kasle Steel's three unconsolidated affiliates contributed approximately $1,966,000 to equity in net income of our unconsolidated affiliates for the three and nine months ended June 30, 2006.

     Our unconsolidated affiliates reported $82,520,000 in sales for the third quarter of fiscal 2006, an increase of 8% compared to the third quarter of fiscal 2005. Sales for the nine months ended June 30, 2006 were $219,046,000, a decrease of 8% compared to the nine months ended June 30, 2005. Kasle Steel's three unconsolidated affiliates contributed approximately $19,984,000 in sales for the three and nine months ended June 30, 2006. Our unconsolidated affiliates continue to play an important role in our North American platform, and expansion of our joint ventures is a key part of our overall strategy as we expand our position with large national customers.


     Interest expense
     ----------------

     Net interest expense for the third quarter of fiscal 2006 was $1,432,000 compared to $912,000 for the third quarter of fiscal 2005. The increase is primarily related to higher interest rates, increased borrowings on our line of credit to fund the acquisition of Kasle Steel and a decrease of $323,000 in interest income from lower average short-term investment balances during the quarter.

     Net interest expense for the nine months ended June 30, 2006 was $2,641,000 compared to $2,933,000 during the same period of fiscal 2005. The decrease is due to an additional $175,000 in interest income resulting from higher average short-term investment balances during the first nine months of fiscal 2006 and lower average borrowings on our line of credit during fiscal 2006 compared to fiscal 2005.


     Income tax expense
     ------------------

     Our effective income tax rate was approximately 23.4% and 35.2%, respectively, for the third quarters of fiscal 2006 and 2005. For the nine months of fiscal 2006 and 2005, our effective income tax rate was 24.9% and 33.9%, respectively. Excluding the tax effect of the one-time benefit discussed in Note 11 in the notes to condensed consolidated financial statements, our effective income tax rate was approximately 33.4% and 30.5%, respectively, for the three and nine months ended June 30, 2006. These rates reflect a reduction in Mexico's statutory income tax rate from 30% to 29% during the second quarter of fiscal 2006.

     The American Jobs Creation Act (the Act) was enacted in October 2004 and is effective for fiscal 2006. This law provides a phased in deduction for a percentage of qualified income from domestic production activities and a special one-time tax deduction on the repatriation of foreign earnings. The opportunity is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for any repatriated funds. We do not plan to repatriate foreign earnings under the provisions of the Act, and we estimate this law has lowered our effective income tax rate by less than 1% for fiscal 2006.

     Discontinued Operations
     -----------------------

     We completed the sale of all the capital stock of our Custom Steel subsidiary to ARI (see Note 4 of our Notes to Condensed Consolidated Financial Statements) on March 31, 2006.

     Summarized condensed consolidated income statement information of Custom Steel follows:



(In thousands)                          Three Months Ended    Nine Months Ended
(Unaudited)                                  June 30              June 30
--------------------------------------------------------------------------------
                                        2006       2005       2006       2005
                                      ------------------------------------------
Sales ................................ $    -     $ 12,757   $  23,470  $32,777
(Loss) income before income taxes ....     (224)       989       1,199    3,817
(Loss) income from continuing
   operations ........................     (129)       643         739    2,481
Gain on sale, net of income taxes ....       25        -           271      -
Net (loss) income ....................     (104)       643       1,010    2,481


Liquidity and Capital Resources
-------------------------------

As of June 30, 2006, we had $200,328,000 of working capital, we maintained a current ratio of 3.2:1 and we had total debt at 30% of capitalization. In periods of economic expansion and increased demand for our products, our working capital requirements generally increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Our liquidity needs are met primarily by our cash flows from operating activities and our revolving credit facility. Operating cash flows are influenced by cyclicality of demand in the steel industry, especially in the automotive market. We anticipate borrowing on our existing revolving credit facility to support our continued growth and to meet our working capital needs. Cash flows from operations and available borrowing capabilities are expected to meet our future needs.

Average days sales outstanding to customers was 43 days for the nine months ended June 30, 2006 compared to 38 for the nine months ended June 30, 2005. Average days inventory was 68 days for the nine months ended June 30, 2006 compared to 60 days for the nine months ended June 30, 2005. We expect average days sales outstanding and average days inventory to increase somewhat during our fourth quarter of fiscal 2006 due to seasonality.

Our average payment days to suppliers was 29 days as of June 30, 2006 compared to 34 days as of June 30, 2005. We expect average payment days to suppliers to remain consistent in our fourth quarter compared to our third quarter of fiscal 2006.

We used $4,457,000 of cash from operations during the first nine months of fiscal 2006, compared to cash provided by operations of $26,815,000 during the first nine months of fiscal 2005. The decrease in operating cash flows was primarily from lower net income offset by changes in working capital.

We increased inventory by $41,707,000 to more normal levels during the first nine months of fiscal 2006 to support our sales levels. Accounts receivable decreased by $4,622,000 primarily due to lower average selling prices during the first nine months of fiscal 2006 compared to fiscal 2005. Accounts payable increased by $7,769,000 related to the increase in our inventory purchases offset by meeting our obligations to suppliers.

Capital expenditures for the first nine months of fiscal 2006 totaled approximately $14,492,000. We continue to expand production capacity to serve the growing needs of customers, invest in information systems to improve quality and service to our customers and invest in automation to improve productivity and make our operations more efficient. For fiscal 2006, the capital additions to all facilities are expected to approximate $18,000,000.

On May 8, 2006, we completed the acquisition of all of the outstanding stock of Kasle Steel for $33,748,000 million in cash and assumed approximately $25,009,000 of Kasle Steel's liabilities. We utilized our existing revolving credit facility to fund the purchase, and we have retired approximately $3,970,000 of Kasle Steel's outstanding debt.

Under the terms of the Stock Purchase Agreement, $2,000,000 of the purchase price was deposited in an escrow account to satisfy indemnification provisions provided by former shareholders of Kasle Steel to us. Pursuant to an Escrow Agreement, all uncontested escrowed funds will be distributed to the former shareholders at various times from November 2007 through May 2012.

We recorded $4,902,000 in debt and capital lease obligations as of June 30, 2006 associated with the acquisition of Kasle Steel, including a consulting and non-compete agreement with a former Kasle Steel shareholder. This agreement requires monthly payments of $25,000 until May 2011. Additionally, monthly payments of $20,559, including interest of 7%, are required to be made to a former Kasle Steel shareholder through May 2017. Annual principal payments of $350,000 plus interest at 9% are required to be made to a former Kasle Steel shareholder every year until January 1, 2010. Existing capital lease obligations of Kasle Steel require monthly payments ranging from approximately $28,000 to $33,000 until June 2007. Kasle Steel also maintains various operating lease agreements with future minimum lease payments of up to $476,000 per year through 2009.

On March 24, 2006, we entered into a Stock Purchase Agreement to sell all the capital stock of our wholly owned Custom Steel, Inc. (Custom Steel) subsidiary to a wholly owned subsidiary of American Railcar Industries, Inc. (ARI). In connection with the closing of this transaction, the final sales price was approximately $17,061,000, of which $16,311,000 was remitted to us and an additional $750,000 to a third party escrow agent. The proceeds were used to reduce indebtedness under our revolving credit facility.

In connection with the sale of Custom Steel, we retained certain obligations consisting primarily of trade accounts payable, accrued liabilities and deferred taxes totaling approximately $3,012,000. In addition, we have agreed to indemnify ARI for any payments required to be made by them for liabilities incurred by Custom Steel prior to March 31, 2006. The indemnification provisions for most liabilities expire on March 31, 2008 and require the buyer to incur at least $75,000 in aggregate liabilities before a claim can be asserted. Indemnification provisions for certain liabilities, primarily taxes, expire with applicable statutes of limitations and the remaining provisions, primarily environmental, do not expire. We have not recorded any liabilities for these indemnifications since management has determined it is not probable we will incur such liabilities. Pursuant to the terms of an Escrow Agreement, the $750,000 escrow will be distributed to us at various times prior to March 31, 2008 to the extent there are no indemnification claims made by ARI.

We maintain an equity investment of $25,744,000 in our 90%-owned Mexican subsidiary. Additional investments in our Mexican operations, if required, would be financed with operating cash flows and available funds from our revolving credit facility.

The translation of the financial statements of our Mexican subsidiary from local currencies to the U.S. dollar subjects exposes us to fluctuating exchange rates. This exposure is somewhat mitigated, however, by a large percentage of transactions denominated in the U.S. dollar. We do not consider our exposure to exchange rate risks to be material and consider the Mexican peso a relatively stable currency. Though we monitor the effect of foreign currency fluctuations, we currently are not using derivative financial instruments to manage our related foreign currency exchange rate risk. Foreign currency transaction gains included in sales were $1,967,000 and $872,000 during the three and nine months ended June 30, 2006, respectively, reflecting a stronger average exchange rate of the U.S. dollar relative to the Mexican peso. Foreign currency transaction losses included as a reduction in sales for the three and nine months ended June 30, 2005 were $486,000 and $833,000, respectively.

We maintain a 50% equity investment in Mi-Tech Steel and a 49% equity investment in Ferrolux Metals. Additional equity contributions to these unconsolidated affiliates are not required and we do not guarantee any obligations of these unconsolidated affiliates. While distributions from Mi-Tech Steel are permitted if authorized by Mi-Tech Steel's board of directors, such distributions are restricted by one of Mi-Tech Steel's loan agreements to 15% of Mi-Tech Steel's net income in any fiscal year. Distributions from Mi-Tech Steel are not, and are not expected to be, material sources of liquidity for us. Mi-Tech Steel's liquidity needs are met primarily by their operating cash flows and existing revolving credit facility. We expect that cash flows from operations and available borrowing capabilities will meet Mi-Tech Steel's future needs.

As a result of the acquisition of all of the outstanding stock of Kasle Steel, we acquired a 50% equity investment in RSDC of Michigan, L.L.C., a 50% equity investment in Kasle Metal Processing, LLC (KMP) and a 49% equity investment in Delaco-Kasle LLC (DK). While we do not expect to make additional equity contributions to these unconsolidated affiliates, Kasle Steel has guaranteed debt obligations of $2,500,000 for KMP and $490,000 for DK. Liquidity needs are met primarily by these unconsolidated affiliates' cash flows from operating activities and existing credit facilities. Cash flows from operations and available borrowing capabilities are expected to meet these unconsolidated affiliates' future needs. Pursuant to operating agreements, minimum distributions are required to be made by these unconsolidated affiliates to its members on a periodic basis.

In October 2004, we issued $50,000,000 in unsecured senior notes at a blended interest rate of 5.67%. The notes are comprised of $10,000,000 of 5.33% Series A Senior Notes due October 21, 2011 and $40,000,000 of 5.75% Series B Senior Notes due October 21, 2014. Semiannual interest payments are required until maturity.

Borrowings and repayments under our revolving credit agreement are initiated as needed to fund our operating and investing activities described above. During the first nine months of fiscal 2006, we borrowed $57,000,000 to fund our working capital needs and Kasle Steel acquisition, and we paid $31,279,000 on our outstanding debt from cash flows from operating activities and the sale of Custom Steel.

We have a $135,000,000 unsecured revolving credit facility that matures October 2010. At our request and upon meeting certain requirements, our existing banking group can elect to expand our revolving credit facility availability to $200,000,000. We can elect to pay interest on the facility at various floating rates, none of which is greater than the bank's prime rate. At June 30, 2006, there was $60,000,000 outstanding on the revolving credit facility.

Provisions contained in our debt agreements require us to maintain specified levels of net worth, maintain certain financial ratios and limit capital expenditures, operating leases, capital leases and additional debt. In connection with the Kasle Steel acquisition, we amended our revolving credit facility to permit certain debt obligations and limited guarantees. We are in compliance with our loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

We have entered into leases to meet the needs of our facilities. These obligations, along with our obligations for outstanding debt and interest payments, have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005, except for the acquisition of Kasle Steel.

We maintain a contract with our union employees in our Canton, Michigan facility which expires in March 2010 and in our Windsor, Canada facility which expires in December 2006.

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

Related Party Transactions
--------------------------

We have various transactions with unconsolidated affiliates and we sell scrap steel products to a company owned by Stuart N. Ray, a director of Steel Technologies (see Note 9 of our Notes to Condensed Consolidated Financial Statements). Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2006, the Audit Committee reviewed and approved these transactions. We have the ability to continue or cease selling scrap steel to this company at any time.

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning October 1, 2007. We are in the process of evaluating the effect of FIN 48 and have not determined whether its adoption will have a material impact on our financial position, results of operations or cash flows.

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

There has been no material change during the nine months ended June 30, 2006 from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended September 30, 2005.


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



STEEL TECHNOLOGIES INC.
----------------------
    (Registrant)




By      /s/ Roger D. Shannon
        -----------------------------
        Roger D. Shannon
        Chief Financial Officer
        (Principal Financial and Chief Accounting Officer)




Dated:  August 9, 2006

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended June 30, 2006;

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


Date: August 9, 2006

/s/ Bradford T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger D. Shannon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended June 30, 2006;

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

Date: August 9, 2006

/s/ Roger D. Shannon
---------------------
Roger D. Shannon
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2006:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Bradford T. Ray
                                                      -------------------
                                                      Bradford T. Ray
                                                      Chief Executive Officer
                                                      Date: August 9, 2006

                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Roger D. Shannon, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2006:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Roger D. Shannon
                                                      ---------------------
                                                      Roger D. Shannon
                                                      Chief Financial Officer
                                                      Date: August 9, 2006