Form 10-K
period 2006-09-30
STEEL TECHNOLOGIES INC
filed 2006-12-14
CIK 771790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006

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

        Registrant's telephone number, including area code: 502-245-2110

        Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class           Name of Which Exchange on Which Registered
        -------------------           ------------------------------------------

     Common Stock, no par value                 NASDAQ Global Select Market
     Preferred Share Purchase Rights            NASDAQ Global Select Market

        Securities registered pursuant to Section 12(g) of the Act: NONE

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

Indicate by check mark whether the Registrant is a large accelerated filed, an accelerated filer or a non-accelerated filed (as defined in Rule 12b-2 of the
Exchange Act).    Large accelerated filer [ ]    Accelerated filer [X]
Non-accelerated filer [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X].


Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 31, 2006, computed by reference to the closing price of the registrant's common stock, as quoted in the NASDAQ Global Select Market on such date: $278,338,834.

Number of shares of the registrant's Common Stock outstanding at December 1, 2006: 13,056,873.

Portions of the registrant's annual report to shareholders for the fiscal year ended September 30, 2006 are incorporated by reference into Part II. Portions of the definitive proxy statement furnished to shareholders of the registrant in connection with the annual meeting of shareholders to be held on January 25, 2007 are incorporated by reference into Part III.

                             STEEL TECHNOLOGIES INC.
                                      INDEX
PART I
                                                                     Page Number
Item 1   Business                                                         2 - 8
Item 1A  Risk Factors                                                     8 - 10
Item 1B  Unresolved Staff Comments                                         11
Item 2   Properties                                                        11
Item 3   Legal Proceedings                                                 12
Item 4   Submission of Matters to a Vote of Security Holders
         Executive Officers                                                12

PART II
Item 5   Market for the Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities     13
Item 6   Selected Financial Data                                           13
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                          13
Item 7A  Quantitative and Qualitative Disclosures About Market Risk        13
Item 8   Financial Statements and Supplementary Data                       13
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                          13
Item 9A  Controls and Procedures                                         14 - 15
Item 9B  Other Information                                                 15

PART III
Item 10  Directors and Executive Officers of the Registrant                15
Item 11  Executive Compensation                                            16
Item 12  Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                        16
Item 13  Certain Relationships and Related Transactions                    16
Item 14  Principal Accountant Fees and Services                            16

PART IV
Item 15  Exhibits and Financial Statement Schedules                      17 - 19
         Schedule II - Valuation and Qualifying Accounts                   20
         Report of Independent Registered Public Accounting
         Firm on Financial Statement Schedule                              20

Signatures                                                                 21

EXHIBIT 10.17   Advisory, Confidentiality & Noncompetition Agreement
EXHIBIT 13      Annual Report
EXHIBIT 21      Subsidiaries and Affiliates
EXHIBIT 23      Consent of Independent Registered Public Accounting Firm
EXHIBIT 31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.1 Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350
EXHIBIT 32.2 Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350

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

PART I

ITEM 1.           BUSINESS

GENERAL

Steel Technologies Inc. is incorporated under the laws of the state of Kentucky. Our company was founded in 1971 with the vision to become the leader in the steel processing industry and we are now one of the largest independent processors and converters of flat-rolled steel in North America. In 2006, we delivered our 35th consecutive year of profitability. Our North American platform of 23 steel processing facilities, including our joint ventures, is strategically positioned in steel producing and consuming markets throughout the United States, Canada and Mexico. Through our broad geographic coverage, we provide efficient just-in-time delivery of precision steel products to customers in the automotive, appliance, lawn and garden, office furniture, agriculture, construction, hardware and consumer goods industries. We purchase commercial tolerance steel in coils from major integrated steel mills and mini-mills. We utilize the most advanced equipment to produce these coils to exact specifications of thickness, width, temper, finish and shape that are unavailable from primary steel producers.

We, along with our joint ventures, have consistently increased our processes and capabilities, adding 23 facilities and over 100 installations of precision equipment since our initial public offering in 1985. Since fiscal 1996, we have invested approximately $78 million in five acquisitions, approximately $144 million in capital expenditures and approximately $7 million to establish our first two joint ventures. We intend to continue to pursue growth through acquisitions, expansion of existing facilities, Greenfield construction and development of our joint venture operations.



STEEL PROCESSING

Our steel processing facilities are located in Kentucky, Indiana, Michigan, Ohio, North Carolina, South Carolina, Canada and Mexico. Each of our Steel Technologies facilities maintains one or more internationally recognized Quality Management Systems such as QS9000 or ISO 9001. Mi-Tech Steel, Inc., our 50% owned corporate joint venture, has facilities in Alabama, Indiana, Mississippi and Tennessee. We also have ownership interests in four corporate joint ventures that process steel blanks for automotive applications consisting of a 50% interest in RSDC in Michigan; a 50% interest in Kasle Metal Processing in Indiana; a 49% interest in Delaco-Kasle, a certified minority-owned business in Michigan; and a 49% interest in Ferrolux Metals, a certified minority-owned business in Michigan;

Our principal processing capabilities, among others, include:

* Pickling. Removal of surface oxide that develops on hot-rolled steel by passing the coil through a hydrochloric acid bath. This process may also be performed in conjunction with coating and lubricating steel;

* Tension Leveling. Passing sheets or strips of steel through tension rolling mills to "flatten" the metal;

* Slitting. Cutting coil sheets of steel into specific widths on precision slitting machines. Coils of fully-processed strip or wide sheet coils are passed through rotary slitting knives and rewound in narrow-width coils as required by customer specifications;

* Cold Reducing. Reducing the thickness of coils on high-powered precision rolling mills to achieve exact tolerances in thickness, finish and mechanical properties;

* Annealing. Heat treating steel in high convection, 100% hydrogen furnaces to recrystalize the internal structure, creating a softer, more workable material;

*    Cut-to-length. Uncoiling steel and cutting it to a specific length;

* Blanking. Stamping steel in blanking presses that utilize precision tools and dies to generate flat steel shapes that are subsequently formed by our customers into finished parts;

* Multi-Blanking. Cutting coils to specified multiple widths and then shearing them to a precise length;

* Oscillating. Cutting steel on multi-head slitting and oscillate winding equipment to produce exceptionally long lengths of narrow strip steel by winding consecutive coils, much like thread is wound on a spool;

* Laser-cutting. Laser-cutting of steel parts in excess of one-inch thick to precise customer specifications;

*    Edging. Conditioning the edge of steel to eliminate jagged edges or burrs;

* Automotive Inspection. Inspecting a coil to ensure surface quality suitable for automotive body panels; and

* Edgetrimming. Trimming the edge of a steel coil to create a clean-cut slit edge.

Our processed products include cold-rolled strip and sheet, cold-rolled one-pass strip, high carbon and alloy strip and sheet, hot-rolled sheet, high strength low alloy strip and sheet, coated strip and sheet, hot-rolled pickled and oiled sheet and tin plate. Both our own and our joint venture operations utilize the most technologically advanced and modern equipment in the industry, including rolling mills, slitting lines, cut-to-length lines, multi-blanking lines, exposed inspection lines, blanking presses, oscillating slitters, edging lines, annealing units, a pickling line, and laser-cutting capabilities.

We purchase inventory to match customers' specific requirements based on forecasted and/or historical usage. Customers' orders are entered into a computerized order entry system, and appropriate inventory is then selected and scheduled for processing in accordance with a specified delivery date. We maximize yield from our inventory by scheduling customer orders to use the purchased widths of our inventory to the fullest extent practicable.

We invest in the technology, equipment and inventory necessary to process steel to our customers' exact requirements. At the same time, our industry has experienced a reduction in the overall number of processors due to the increasing cost of entry and the rationalization of suppliers by processed steel customers. These industry forces have created a market in which the strength of our business is based upon our capability to process steel to the most precise specifications and to service the steel purchasing and delivery requirements of our customers more expeditiously than the primary steel producers.

We have achieved high levels of quality and productivity by using efficient, technologically advanced equipment to perform the pickling, slitting, cold reduction, annealing and blanking processes. Our pickling facility is capable of high volume pickling, leveling, coating and slitting of hot rolled steel to specifications greater than industry standards. Our slitting lines are capable of maintaining width tolerances of +/- 0.002 inches. We have computerized all of our rolling equipment, which has enabled us to produce flat-rolled steel products with thickness tolerances of +/- 0.0003 inches, a level of quality that exceeds standard tolerances.

Our computers monitor steel thickness during the cold reduction process, rapidly adjusting roll position to maintain the exact gauge as the steel passes through the rolling mill. The computers also provide both visual displays and documented records of the thickness maintained throughout the entire coil. Annealing is accomplished in high convection bell furnaces that feature extraordinary thermal consistency, rapid water cooling and advanced atmosphere controls for good surface cleanliness of the rolled steel product. Our blanking lines are capable of producing blanks from coils up to 84 inches in width and a maximum gauge of
0.25 inches thick. The flatness of the steel is controlled by an automatic hydraulic leveler, and diagnostic equipment continually monitors the steel during processing to minimize scrap and provide up-to-the minute production information.

QUALITY CONTROL

The ability to obtain high quality steel from suppliers on a consistent basis is critical to our business. Through our technical services department, we have instituted strict quality control measures to assure that the quality of raw materials we purchase, thereby meeting our customers' specifications and reducing production interruptions resulting from lesser quality steel. Physical, chemical and metallographic analyses are performed on selected raw material to verify acceptable mechanical and dimensional properties, cleanliness, surface characteristics and chemical content. Similar analyses are conducted on processed steel on a selected basis before delivery to the customer. We also use statistical process control techniques to monitor our slitting and cold reduction processes to allow management to verify to our customers that required tolerances have been maintained throughout processing. This close attention to product quality has enabled us to limit the amount of customer returns and allowances. Our metallurgical laboratories are located at our Eminence, Kentucky and Ottawa, Ohio facilities.

Our Technical Services Department is comprised of metallurgical engineers, quality management system employees and laboratory technicians located throughout our various facilities. These individuals are closely involved with many aspects of our business, primarily sales, purchasing and quality assurance. In addition to administering our testing and laboratory facilities, they provide input into process design and control, product quality and material specifications. Our metallurgical engineers work closely with Sales to assist our customers with the selection of appropriate flat-rolled steel products for new applications. Technical Services personnel play a major role in providing metallurgical assistance to our customers and suppliers. They work closely with Purchasing to assure appropriate supply from our vendor base and play an essential part in our ISO quality system registrations.

SALES AND MARKETING

We employ a highly skilled and experienced sales and marketing staff consisting of field sales people assigned to seven regions located throughout the markets we serve. This group is primarily responsible for selling our products and services to both existing and new accounts. They cover 33 states, Canada and Mexico and service all market segments. Their efforts are centrally coordinated by a Senior Vice President of Sales and seven Regional Vice Presidents or Regional Managers. In addition, we have a centralized customer service team that manages the daily sales and service requirements of existing and potential customers. Our sales and marketing staff play a key role in cultivating new markets and identifying growth opportunities. Our advertising, marketing and sales expenses were less than 1% of sales during fiscal 2006, 2005 and 2004.

CUSTOMERS AND DISTRIBUTION

We produce to customer order rather than for inventory. Although some blanket orders are taken for periods of up to one year, these orders represent projections of anticipated customer requirements and do not become firm orders until the customer calls for deliver specified quantities of particular products at specified times. We are therefore required to maintain a substantial inventory of raw material to meet the short lead times and just-in-time delivery requirements of many of our customers. Customers typically place firm orders for delivery within two to three weeks.

We also "toll process" steel for steel mills, large end-users, service centers and other processors. Under toll processing, we perform certain processes on the steel while the customer retains title to the steel and has the responsibility for the end product.

We process steel for sale to a variety of industrial customers, including those in the automotive, appliance, lawn and garden, office furniture, agriculture, construction, hardware and consumer goods markets. During fiscal 2006, 2005 and 2004, direct sales to the automotive industry accounted for 9%, 8% and 6% of total sales, respectively, and direct sales to the automotive supply industry accounted for 37%, 38% and 43%, respectively, of our total sales. One customer accounted for approximately 12% of our sales in fiscal 2006 and 2005. The loss of this customer could have a material adverse effect on our sales, results of operations, financial position and cash flow. No single customer accounted for more than 10% of our sales in fiscal 2004. We believe our long-term relationships with our major customers are a significant factor in the success of our business.

We supply processed steel to over 700 customer locations across 33 states, Canada and Mexico. Our customers are generally located within 300 miles of one of our plants. The location of our facilities near concentrations of customers permits the efficient distribution of our products by truck. Independent trucking companies afford a convenient and expeditious means for shipping approximately two-thirds of our products to our customers. We also maintain a fleet of trucks to provide flexible delivery service to those customers who do not arrange for their own shipping needs.

COMPETITION

The steel processing business is highly fragmented and competitive. We compete regionally with other processors based primarily on the precision and range of achievable tolerances, quality, price, raw materials and inventory availability and the ability to meet the delivery schedules of our customers. We compete with companies of various sizes, some of which have more established brand names and relationships in certain markets we serve than we do. Increased competition could force us to lower our prices or offer services at a higher cost to us, which could reduce our operating income.

SUPPLIERS

We have long-term relationships with key suppliers to meet our raw material requirements. In fiscal 2006, we sourced steel for processing from domestic integrated and mini-mill sources and from a limited number of foreign steel companies. We select raw material suppliers based on capabilities, price, product range and proximity to our locations. We purchase our raw material based on our customers' specific physical quality and alloy content requirements as well as their forecasted or historical usage. We believe that we are not dependent on any one of our suppliers for raw material and that our relationships with our suppliers are good.

The steel industry as a whole is cyclical and pricing can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. In addition, the supplier base is shrinking through consolidation. This volatility and reduction in the number of suppliers can significantly affect steel costs and availability.

WORKING CAPITAL PRACTICES

We extend credit to our customers after an evaluation of their creditworthiness using information obtained from the customer's credit application, financial statements and published information from credit monitoring services. We grant payment terms based on the customer's creditworthiness, competitive considerations, and other specific factors. Our days sales outstanding (DSO) averaged 43 days during fiscal 2006. We expect average DSO of 45 days during the first quarter of fiscal 2007.

We facilitate short lead times and just-in-time requirements of our customers. Accordingly, we generally maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon historical or forecasted usage and market conditions. Our average days inventory on hand was 80 days during fiscal 2006. We expect average days inventory on hand of 65 days during the first quarter of fiscal 2007.

We have been able to negotiate favorable terms with our raw material suppliers. Our strong balance sheet has enabled us to purchase from our suppliers on an unsecured basis. Our average payment days to suppliers was 27 days during fiscal 2006. We expect average payment days to suppliers of 30 days during the first quarter of fiscal 2007.

We allow sales returns within a limited time period in the event that the processed steel does not meet our customers' specifications. We mitigate the impact of sales returns in certain circumstances by returning the steel to our suppliers when the steel purchased did not meet our purchase order specifications. Our close attention to product quality has enabled us to limit sales returns and allowances to less than 1.5% of sales in fiscal 2006.

UNCONSOLIDATED AFFILIATES

Mi-Tech Steel, Inc.

Mi-Tech Steel, Inc. was formed in April, 1987, as a corporate 50/50 joint venture between ourselves and Mitsui Steel Holdings Inc., a U.S. subsidiary of Mitsui & Co., Ltd. of Tokyo, Japan, to own and operate high-volume, high quality steel processing facilities to serve Japanese transplant and domestic automotive and appliance parts manufacturers located in the United States. Mitsui provides its commercial expertise with Japanese automotive and appliance producers, while we provide operational, technical service, commercial, purchasing and accounting support.

Mi-Tech Steel opened its first processing facility in December, 1987, in Murfreesboro, Tennessee. This site was strategically selected for its proximity to various automotive and automotive part manufacturers and appliance customers. In January, 1990, Mi-Tech Steel opened a second processing facility in Greensburg, Indiana, again, strategically located close to various Japanese transplant automotive manufacturers and their associated part suppliers. A third processing facility, with pickling and slitting capabilities, opened in December 1997 in Decatur, Alabama. The Decatur facility temporarily closed in mid-2001 in anticipation of one of its primary suppliers, a nearby mini-mill, discontinuing its operations. Mi-Tech Steel recorded an impairment charge associated with the closing of its Decatur facility based on its estimates of fair value. The Decatur facility's slitting section reopened in mid-2003 as a result of the reopening of the nearby mini-mill under new ownership. Since 1999, Mi-Tech Steel has leased a facility in Murfreesboro, Tennessee with cut-to-length capabilities. A fifth steel processing facility was opened in September 2003 in Madison, Mississippi, to facilitate all of the steel processing requirements of Nissan Motor Company's nearby automobile production manufacturing facility.

Currently, Mi-Tech Steel's value-added capabilities include slitting, cut-to-length, blanking and automotive inspection as well as a variety of inventory management and just-in-time services. The facilities in Tennessee and Indiana are QS9000 and ISO 9001 certified, while each of the Alabama and Mississippi facilities are on schedule for ISO 9001 certification. Mi-Tech Steel is highly regarded as a quality steel processor with recent awards from well known companies, including the Calsonic North America Eagle Award, the Denso Certification of Merit Award and the Nissan Outstanding Quality Achievement Award.

RSDC of Michigan, L.L.C.

As part of our May, 2006, acquisition of Kasle Steel Corporation, we acquired a 50% stake in RSDC of Michigan, L.L.C. (RSDC), with the remaining 50% owned by Marubeni-Itochu Steel America, Inc. RSDC, located in Holt, Michigan, began operations in 1998 and specializes in exposed automotive steel processing, warehousing, distribution and just-in-time services. RSDC supports approximately 80% of General Motors' (GM) metal fabrication division plants in the United States and processes steel for parts used on almost every GM vehicle in North America. RSDC is highly regarded as a quality steel processor and is QS9000, ISO14001 and TS1949 certified.

Kasle Metal Processing, LLC

As part of our May, 2006, acquisition of Kasle Steel Corporation, we acquired a 50% stake in Kasle Metal Processing, LLC (KMP). KMP, located in Jeffersonville, Indiana, specializes in exposed automotive steel processing and just-in-time services.

Delaco-Kasle LLC

As part of our May, 2006, acquisition of Kasle Steel Corporation, we acquired a 49% stake in Delaco-Kasle LLC, a minority-owned business enterprise that operates a steel processing facility in Woodhaven, Michigan. Delaco-Kasle specializes in exposed automotive steel processing and just-in-time services.

Ferrolux Metals Co. LLC

In September 2001, we purchased a 49% stake in Ferrolux Metals Co., LLC. Ferrolux Metals is a minority-owned business enterprise located in Wayne, Michigan. Ferrolux Metals specializes in exposed automotive steel processing and just-in-time services.

MANAGEMENT INFORMATION SYSTEMS

We utilize a combination of mainframe and server technologies and all of our locations are connected by a secure network. Our proprietary software applications manage inventory levels and status, customer requirements, order fulfillment, equipment capacity, production data, shipment status and invoicing. Our applications allow the flexibility to meet unique customer requirements and demanding service expectations. Our customer service website provides twenty-four-hours-a-day and seven-days-a-week access to order information, material certification and product history on a real time basis. In addition, real time shipping release and shipment status information is available. Our focus is to continually improve all areas of our system to maximize efficiency and improve customer satisfaction. We continue to update and upgrade our proprietary and commercially available systems and computer hardware in order to maximize our efficiency and effectiveness.

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

SEGMENT INFORMATION

We operate in one reportable business segment as an intermediate processor of flat rolled steel. We refer you to Note 15 of our Notes to the Consolidated Financial Statements for information regarding our domestic and foreign sales and long-lived assets.

EMPLOYEES

As of October 31, 2006, Steel Technologies employed approximately 1,013 full-time individuals, of which approximately 117 are represented by collective bargaining agreements. We have never experienced a significant work stoppage and consider our employee relations to be good.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company maintains an Internet website at www.steeltechnologies.com. We make available, free of charge, on or through this website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by our officers and directors under Section 16 of that Act. Information about the Company, including the Form 10-K, may also be obtained by writing to Mr. Roger D. Shannon, Chief Financial Officer, at the Company's corporate office. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Risks Related to Our Operations

Our future operating results may be affected by price fluctuations in, and availability of, raw materials. Our sales and operating income could decrease if we are unable to obtain the raw materials necessary to meet our customers' requirements or to pass on to our customers cost increases in raw material and surcharges.

We purchase our principal raw material, flat-rolled steel, from multiple primary steel producers. The steel industry as a whole is cyclical and pricing can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. In addition, the supplier base is shrinking through consolidation. This volatility and reduction in the number of suppliers can significantly affect steel costs and availability. We maintain substantial inventories in order to provide our customers with short lead times and just-in-time delivery. Accordingly, we regularly purchase raw materials at levels required to meet the anticipated needs of our customers. As raw material prices increase, competitive conditions will impact the prices at which we can obtain raw material. We may pay significantly more for the raw material that meets our specifications or we may be unable to obtain these materials at a competitive price. If we are unable to pass through future price increases to our customers, our gross margins will decrease, possibly resulting in lower operating income and profitability. If we are unable to obtain the raw materials necessary to meet our customers' requirements for processed steel products, we could lose sales to our competitors and our operating income and profitability could decrease.

The automotive industry accounts for a significant portion of our sales, and reduced demand from this industry is likely to result in lower operating income and profitability.

In fiscal 2006, 2005, and 2004, direct sales to the automotive industry accounted for 9%, 8% and 6% of total sales, respectively, and direct sales to the automotive supply industry accounted for 37%, 38% and 43%, respectively, of our total sales. Such sales include sales directly to auto manufacturers and to manufacturers of automotive components and parts. General economic conditions, consumer confidence, significant business interruptions and other factors beyond our control may cause significant demand fluctuations from the automotive industry. Downturns in demand from the automotive industry or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our products to customers in any of these industries, could result in lower revenues, operating income and profits.

One customer accounts for a significant portion of our sales, and the loss of this customer is likely to result in lower operating income and profitability.

One customer accounted for approximately 12% of our sales in fiscal 2006 and 2005. No single customer accounted for more than 10% of our sales in fiscal 2004. The loss of this customer is likely to result in lower revenues, operating income and profits.

We made substantial investments in two processing facilities adjacent to primary suppliers of raw material. If either of those suppliers reduces its business with us, we could be forced to close or significantly reduce our operations at that facility, which could limit our ability to recover our investment in that facility.

We made strategic investments to construct and equip our processing facilities in Ghent, Kentucky and Berkeley, South Carolina, each of which is located adjacent to primary suppliers of raw material to those facilities. As a result, those facilities are more dependent on a single supplier of raw material than our other facilities. If either of those suppliers should experience a business failure, significantly curtail operations or stop doing business with us, we may be unable to supply the facility adjacent to that supplier with sufficient raw material at a competitive price. This could force us to close or significantly reduce our processing operations at that facility and limit our ability to recover our investment in that facility.

Our business is highly fragmented and competitive, and increased competition could reduce our operating income.

The steel processing business is highly fragmented and competitive. We compete regionally with other processors based primarily on the precision and range of achievable tolerances, quality, price, raw materials and inventory availability and the ability to meet the delivery schedules of our customers. We compete with companies of various sizes, some of which have more established brand names and relationships in certain markets. Increased competition could force us to lower our prices or offer services at a higher cost to us, which could reduce our operating income.

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

Our operations are subject to seasonal fluctuations which may cause our quarter to quarter cash flows to vary and adversely affect our ability to fund our operating requirements, to meet our obligations under our credit agreement and to pay dividends.

     Our sales are generally lower in the first and fourth quarters due primarily to customer plant shutdowns in the automotive industry for holidays. In addition, quarterly results may be affected by the timing of large customer orders, periods of high vacation concentration and the timing and magnitude of acquisition costs. Therefore, our cash flow from operations may vary from quarter to quarter. If, as a result of any such fluctuation, our quarterly cash flow is significantly reduced, we may not be able to service the indebtedness under our credit agreement. A default under our credit agreement could prevent us from borrowing additional funds needed to fund our working capital and strategic investment requirements and limit our ability to pay dividends.

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

Approximately 10.8% of our outstanding common stock, including shares of common stock issuable under options granted which are exercisable within 60 days, will be owned by Bradford T. Ray, our Chairman of the Board and Chief Executive Officer, Merwin J. Ray, our Founding Chairman, and Stuart N. Ray, a Director. Merwin J. Ray is the father of Bradford T. Ray and Stuart N. Ray. As a result of their combined stock ownership, the Ray family will continue to have significant influence over all actions requiring shareholder approval, including the election of our board of directors. Through their concentration of voting power, the Ray family could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other shareholders. In deciding how to vote on such matters, the Ray family may be influenced by interests that conflict with yours.

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


ITEM 2.           PROPERTIES

The Company's and unconsolidated affiliates' principal processing plants and distribution facilities are as follows:


                                                                 Year Opened/
Plant Location                        Square Footage               Acquired
-------------------------------------------------------------------------------

Steel Technologies
Eminence, Kentucky                     233,700 sq.ft.               1971
Portage, Indiana                       242,000 sq.ft.               1987
Canton, Michigan                       230,000 sq.ft.               1991
Monterrey, Mexico                       80,000 sq.ft.               1994
Ghent, Kentucky                        237,500 sq.ft.               1995
Puebla, Mexico                          14,000 sq.ft.               1997
Clinton, North Carolina                110,000 sq.ft.               1997
Clinton, North Carolina                 35,000 sq.ft.               1998
Cleveland, Ohio                         77,000 sq.ft.               1998
Berkeley, South Carolina               172,000 sq.ft.               1999
Matamoros, Mexico                       90,000 sq.ft.               2000
Ottawa, Ohio                           204,000 sq.ft.               2003
Queretaro, Mexico                       16,000 sq.ft.               2003
Flint, Michigan                         85,000 sq.ft.               2006
Windsor, Ontario                        58,500 sq.ft.               2006
Mi-Tech Steel
Murfreesboro, Tennessee                236,000 sq.ft.               1987
Murfreesboro, Tennessee                 50,000 sq.ft.               1999
Greensburg, Indiana                    240,000 sq.ft.               1990
Decatur, Alabama                       160,000 sq.ft.               1997
Madison, Mississippi                   135,000 sq.ft.               2003
RSDC of Michigan
Holt, Michigan                         610,000 sq.ft.               2006
Kasle Metal Processing
Jeffersonville, Indiana                137,000 sq.ft.               2006
Delaco Kasle Processing
Woodhaven, Michigan                     90,000 sq.ft.               2006
Ferrolux Metals
Wayne, Michigan                         80,000 sq.ft.               2001

Certain of our facilities are leased. Each of the Puebla, Queretaro and Windsor facilities, and the 35,000 square-foot Clinton facility are leased. The 50,000 square-foot Mi-Tech Steel facility in Murfreesboro and the Ferrolux Metals facility in Wayne are also leased. All operating properties are in good repair and in suitable condition for the purposes for which they are used.

Our executive offices are located in Louisville, Kentucky in a 30,000 square-foot building owned by us. Our administrative services offices are located in a 14,371 square-foot leased space in Louisville, Kentucky and a 12,000 square-foot leased space in Dearborn, Michigan.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, positions held and ages of all the executive officers of the Company:

Name                        Age      Title

Bradford T. Ray              48      Chairman of the Board and
                                     Chief Executive Officer and Director

Michael J. Carroll           49      President and Chief Operating Officer and
                                     Director

Roger D. Shannon             41      Chief Financial Officer and Treasurer

Brad A. Goranson             52      Senior Vice President - Sales

Howard F. Bates, Jr.         60      Vice President-Technical Services


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

Mr. Roger D. Shannon has served as Chief Financial Officer and Treasurer of the Company since July 2006. He previously was employed with Brown-Forman Corporation for the past nine years in the Accounting and Finance Department, most recently as Assistant Treasurer and Assistant Vice President.

Mr. Brad A. Goranson has served as Senior Vice President - Sales of the Company since July 2000. He previously served as Vice President - Manufacturing from August 1998 to July 2000 and Vice President - Sales, Midwest Region from August 1991 to July 1998.

Mr. Howard F. Bates, Jr. has served as Vice President-Technical Services since November 1981 and has informed the Company of his retirement which shall become effective on or about December 31, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required for Item 5 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Market Price and Dividend Information" on page 9 of the Company's annual report to shareholders for the year ended September 30, 2006.

ITEM 6.           SELECTED FINANCIAL DATA

The information required for Item 6 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Selected Financial Data" on page 8 of the Company's annual report to shareholders for the year ended September 30, 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required for Item 7 is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 17 of the Company's annual report to shareholders for the year ended September 30, 2006.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for Item 7A is incorporated by reference herein, pursuant to General Instruction G(2), from the information provided under the section entitled "Quantitative and Qualitative Disclosures About Market Risk" on page 43 of the Company's annual report to shareholders for the year ended September 30, 2006.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Steel Technologies Inc. and Subsidiaries on pages 18 through 39, Management's Report on Internal Control Over Financial Reporting on page 40 and Report of Independent Registered Public Accounting Firm on pages 41 through 42 which are included in the Company's annual report to shareholders for the year ended September 30, 2006, and the section entitled "Selected Quarterly Financial Data" on page 9 thereof are incorporated herein by reference.

     Consolidated Balance Sheets - September 30, 2006 and 2005
     Consolidated Statements of Income - Years ended September 30, 2006,
        2005 and 2004
     Consolidated Statements of Comprehensive Income - Years ended
        September 30, 2006, 2005 and 2004
     Consolidated Statements of Shareholders' Equity - Years ended
        September 30, 2006, 2005 and 2004
     Consolidated Statements of Cash Flows - Years ended September 30, 2006,
        2005 and 2004
     Notes to Consolidated Financial Statements
     Management's Report on Internal Control Over Financial Reporting
     Report of Independent Registered Public Accounting Firm

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.          CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is made known to us by others within our company, including our consolidated subsidiaries, particularly during the period for which reports of our company, including this Annual Report on Form 10-K, are being prepared and to permit the Company to report that information within the time period specified to the Securities and Exchange Commission.

(b)  Report on Internal Control Over Financial Reporting

The other information required by Item 9A is incorporated by reference herein, pursuant to General Instruction G(2), from the sections entitled "Management's Report on Internal Control over Financial Reporting" on page 40 of the Company's annual report to shareholders for the year ended September 30, 2006, and "Report of Independent Registered Public Accounting Firm" on pages 41 and 42 of the Company's annual report to shareholders for the year ended September 30, 2006.

(c)  Management's Consideration of a Restatement

As disclosed in Notes 1 and 22 of our Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we restated our previously issued 2005 and 2004 annual consolidated financial statements and the interim consolidated financial statements for all quarters of 2006 and 2005. The restatement was a result of ineffective controls in place during 2005 and the first three quarterly periods in the year ended September 30, 2006, related to the preparation of the Company's consolidated income tax provision. These control deficiencies contributed to the following items that resulted in errors in income tax expense:

* The Company's deferred tax assets did not include the expected future tax benefits for an increase in Mexico's depreciable tax basis of fixed assets that were indexed for inflation between January 1, 1999, and June 30, 2006.
* Deferred tax assets and liabilities for the Company's Mexican operations were not measured at the enacted tax rates at which they were expected to reverse between January 1, 2003, and June 30, 2006.
* A deferred tax asset was not identified or recorded for an accrued expense that became deductible for income tax purposes in Mexico effective January 1, 2005.
* Deferred tax assets and liabilities derived from the Company's fixed assets in the United States were not measured correctly between September 30, 2001, and September 30, 2005, as the result of clerical errors.

As a result of the errors, management performed an in-depth review of the Company's process related to the preparation of the Company's consolidated income tax provision. Management's review identified control deficiencies related to the proper identification and application of relevant international tax laws, the review of deferred tax assets and liabilities derived from the Company's property, plant and equipment and the appropriate level of resources in the tax reporting area.

Subsequent to identifying these control deficiencies, management performed an assessment of the impact of these control deficiencies on the Company's internal control over financial reporting. Management's assessment indicated that the aggregation of these control deficiencies was a probable indication that internal controls over financial reporting relative to the preparation of the Company's consolidated income tax provision were ineffective in previous periods. These control deficiencies resulted in the restatement described above. Additionally, these control deficiencies could have resulted in a material misstatement in our annual or interim consolidated financial statements that may not have been prevented or detected.

During the third and fourth quarters of 2006, management undertook the following actions with respect to the Company's consolidated income tax provision process.

*    Management implemented  controls to ensure that changes in foreign tax laws are properly identified and that the impact of such changes on the Company's consolidated financial statements are properly evaluated.
*    Management engaged a public accounting firm to perform an annual review of the Company's income tax provision at the end of the year.
*    Management increased staffing in the Company's tax reporting area.
*    Management enhanced   existing   controls   ensuring  that  temporary
     differences giving rise to deferred tax assets and liabilities are properly identified and measured.

Management has concluded that controls were designed and in place and operating effectively as of September 30, 2006, related to the preparation of the Company's consolidated income tax provision.

(d)  Changes in Internal Control Over Financial Reporting

There were changes in internal control over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting related to the remediation of the control deficiencies discussed above.



ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information required by Item 10 is incorporated by reference herein from the material under the sections entitled "Election of Directors" contained on pages 4 through 9, "Committees of the Board" on page 8 and "Election of Directors Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the annual meeting of shareholders of Steel Technologies Inc. to be held on January 25, 2007. The information regarding Executive Officers required by Item 401 of Regulation S-K is included in Part I hereof under the section entitled "Executive Officers of the Registrant."

The Company has a Code of Ethics for the Chief Executive Officer, Financial Executives, and Financial Professionals. This Code of Ethics contains specific principles to which the Chief Executive Officer, Chief Financial Officer, Corporate Controller and Tax Manager are expected to adhere. The Code of Ethics for Financial Executives is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), the information required by Item 11 is incorporated by reference herein from the material under the sections entitled "Election of Directors - Independence and Compensation of Directors" contained on page 9 and "Executive Compensation" contained on pages 9 through 14 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's annual meeting of shareholders to be held on January 25, 2007.

Information appearing in the sections entitled "Compensation Committee Report on Executive Compensation" contained on pages 15 through 17 and "Performance Graph" contained on page 20 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's annual meeting of shareholders to be held on January 25, 2007 shall not be deemed to be incorporated by reference in this report, notwithstanding any general statement contained herein incorporating portions of such proxy statement by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G(3), the information required by Item 12 is incorporated by reference herein from the material under the sections entitled "Voting Securities" contained on pages 3 through 4 and "Election of Directors" contained on pages 4 through 9 and the equity compensation plan information contained on page 20 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's annual meeting of shareholders to be held on January 25, 2007.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), the information required by Item 13 is incorporated by reference herein from the material under the sections entitled "Certain Transactions" contained on page 13 through 14 and "Election of Directors" contained on pages 4 through 9 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's annual meeting of shareholders to be held on January 25, 2007.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), the information required by Item 14 is incorporated by reference herein from the material relating to fees paid to the Company's principal accountant and the audit committee's pre-approval policies for services provided by the principal accountant under the section entitled "Audit Committee Report" contained on pages 18 through 19 and "Election of Directors" contained on pages 4 through 9 in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the Company's annual meeting of shareholders to be held on January 25, 2007.

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

                                    Page E-1
                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2006

 Ref.           Exhibit
  #               #        Description
-----         ----------   -----------
 (a)          3.1          Second Restated Articles of Incorporation of
                           the Registrant
 (a)          3.2          Second Amended By-Laws of the Registrant
 (b)          4            Rights Agreement dated as of April 24, 1998, between
                           Steel Technologies Inc. and National City Bank, as
                           Successor Rights Agent
 (c)         10.1(a)       Credit  Agreement  dated as of September  2, 2004,
                           by and between the Registrant and PNC Bank, National
                           Association,  SunTrust Bank,  Bank One, NA an
                           Affiliate of JPMorgan Chase & Company, National City
                           Bank of Kentucky, U.S. Bank National Association
                           and Fifth Third Bank
 (d)         10.1(b)       Second Amendment to Credit Agreement dated as of
                           October 11, 2005 by and between the Registrant and
                           PNC Bank, National Association, SunTrust Bank,
                           Bank One, NA an Affiliate of JPMorgan Chase &
                           Company,  National City Bank of Kentucky, U.S. Bank
                           National Association and Fifth Third Bank
 (l)         10.1(c)       Third Amendment to Credit Agreement by and between
                           the Registrant and PNC Bank, National Association,
                           as Agent, SunTrust Bank, as Syndication Agent and
                           JPMorgan Chase Bank, N.A. & Company, as Documentation
                           Agent, dated as of May 8, 2006
 (e)         10.2          Note Agreement dated as of October 21, 2004 between
                           the Registrant and The Guardian Life Insurance
                           Company of America, The Prudential Insurance Company
                           of America, Baystate Investments, LLC, Physicians
                           Mutual Insurance Company, Nationwide Life Insurance
                           Company, Nationwide Life Insurance Company of America
                           and Nationwide Life & Annuity Insurance Company
 (f)         10.4(a)       Registrant's 1995 Stock Option Plan *
 (a)         10.4(b)       Registrant's 2000 Stock Option Plan *
 (g)         10.5          Restated Cash Bonus Plan of Steel Technologies Inc.*
 (g)         10.6          Steel Technologies Inc. Nonqualified Deferred
                           Compensation Plan*
 (m)         10.7          Registrant's 2006 Restricted Stock Plan *
 (h)         10.8          Employment Agreement between Registrant and President
                           and Chief Operating Officer effective as of November
                           19, 2004 *
 (i)         10.9          Agreement dated March 30, 1987 between  Mitsui & Co.,
                           LTD., Mitsui & Co. (U.S.A.), Inc., Mitsui Steel
                           Development Co., Inc., and the Registrant
 (i)         10.10         Amendment #1, dated February 28, 1989 to the
                           Agreement dated March 30, 1987 between Mitsui &
                           Co., LTD., Mitsui & Co. (U.S.A.), Inc., Mitsui Steel
                           Development Co., Inc., and the Registrant
 (k)         10.11         Form of Indemnification Agreement between the
                           Registrant and its Directors *
 (a)         10.12(a)      Steel Technologies Inc. Restated Retirement
                           Savings Plan
 (a)         10.12(b)      Amendment No. 1 to the Steel Technologies Inc.
                           Retirement Savings Plan
 (j)         10.13         Second Steel Technologies Inc. Nonemployee Directors
                           Stock Plan *

 (n)         10.15         Stock Purchase  Agreement dated March 24, 2006 among
                           Registrant and ARI Acquisition  Sub, LLC, and
                           American Railcar Industries, Inc.
 (l)         10.16         Stock Purchase Agreement among Roger Kasle,
                           Matthew Kasle, Julie Kasle and Michael A. Limauro, as Sellers and Kasle Steel Corporation, as the Company and Roger Kasle as Kasle Sellers'
                           Representative and Kasle Acquisition Company, LLC as Buyer and Joined In By Registrant, dated as of May 8, 2006
             10.17         Advisory, Confidentiality & Noncompetition Agreement
             13            2006 Annual Report to Shareholders, filed herewith.
                           The annual report shall not be deemed to be filed with the Commission except to the extent that information is specifically incorporated by reference herein

                    STEEL TECHNOLOGIES INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2006

Ref.        Exhibit
  #               #        Description
---         -------        -----------

             14            Code of Ethics for the Chief Executive Officer,
                           Financial Executives, and Financial Professionals
             21            Subsidiaries and Affiliates of the Registrant
             23            Consent of Independent Registered Public
                           Accounting Firm
             31.1          Certification of Chief Executive Officer Pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002
             31.2          Certification of Chief Financial Officer Pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002
             32.1          Certification of Chief Executive  Officer Pursuant
                           to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
             32.2          Certification of Chief Financial  Officer Pursuant
                           to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Alphabetic filed exhibit reference:

(a) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file #0-14061) for the fiscal year ended September 30, 2000.
(b) Incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K (file #0-14061) filed April 27, 1998.
(c) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed September 8, 2004.
(d) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed October 12, 2005.
(e) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed October 26, 2004.
(f) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file #0-14061) for the quarter ended March 31, 1995.
(g) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file #0-14061) for the fiscal year ended September 30, 2004.
(h) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed November 24, 2004.
(i) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file #0-14061) for the fiscal year ended September 30, 2003.
(j) Incorporated herein by reference to exhibits filed with the Company's Form 8-K (file #0-14061) filed January 27, 2005.
(k) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K (file #0-14061) for the fiscal year ended September 30, 2005.
(l) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q (file #0-14061) for the quarter ended March 31, 2006.
(m) Incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K (file #0-14061) filed January 26, 2006.
(n) Incorporated herein by reference to exhibits filed with the Company's Current Report on Form 8-K (file #0-14061) filed March 28, 2006.

*            Indicates management contract or compensatory plan or arrangement

                             STEEL TECHNOLOGIES INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended September 30, 2006, 2005 and 2004


                                                      Additions
                                                --------------------
                                    Balance at  Charged to                           Balance at
                                    Beginning   Costs and   Acquired                   End of
Description                         of Period   Expenses    Business   Deductions(A)   Period
-----------------------------------------------------------------------------------------------

Year Ended September 30, 2006:
Allowance for doubtful accounts    $4,903,184   $  576,009  $59,456    $  (168,893)  $5,369,756

Year Ended September 30, 2005:
Allowance for doubtful accounts    $3,318,442   $1,093,980  $   -      $  (490,762)  $4,903,184

Year Ended September 30, 2004:
Allowance for doubtful accounts    $1,807,947   $1,709,786  $   -      $  (199,291)  $3,318,442


(A) Uncollectible accounts charged off, less recoveries.



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Steel Technologies Inc.

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated December 14, 2006 appearing in the 2006 Annual Report to Shareholders of Steel Technologies Inc. and its subsidiaries (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
December 14, 2006

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    STEEL TECHNOLOGIES INC.

Date:    December 14, 2006          By: /s/ Roger D. Shannon
                                    ------------------------
                                    Roger D. Shannon
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Date      Title
---------                 ----      -----
/s/ Bradford T. Ray      12/14/06 Director, Chairman of the Board of Directors
--------------------              and Chief Executive Officer (Principal
Bradford T. Ray                   Executive Officer)

/s/ Michael J. Carroll   12/14/06 Director, President and Chief
----------------------            Operating Officer
Michael J. Carroll

/s/ Roger D Shannon      12/14/06 Chief Financial Officer and Treasurer
-------------------               (Principal Financial and Accounting Officer)
Roger D. Shannon

/s/ Merwin J. Ray        12/14/06 Founding Chairman and Director
-----------------
Merwin J. Ray

/s/ Stuart N. Ray        12/14/06 Director
-----------------
Stuart N. Ray

/s/ Doug A. Bawel        12/14/06 Director
-----------------
Doug A. Bawel

/s/ Jimmy Dan Conner     12/14/06 Director
--------------------
Jimmy Dan Conner

/s/ Mark G. Essig        12/14/06 Director
-----------------
Mark G. Essig

/s/ William E. Hellmann  12/14/06 Director
-----------------------
William E. Hellmann

/s/ Andrew J. Payton     12/14/06 Director
--------------------
Andrew J. Payton

                                  Exhibit 10.17


              ADVISORY, CONFIDENTIALITY & NONCOMPETITION AGREEMENT

     THIS AGREEMENT ("Agreement") is made and entered into on November 30, 2006 (the "Effective Date") by and between Merwin J. Ray ("Mr. Ray"), and Steel Technologies Inc. (hereinafter referred to as "Steel Tech" or "Company").

                                     Recital
                                     -------

     Mr. Ray had been employed by Steel Tech as an executive officer, and, in 2002, entered into an Advisory Agreement and a Redemption and Noncompetition Agreement. This Agreement combines, replaces, and extends portions of each agreement.

                                    Agreement
                                    ---------

     NOW THEREFORE, in consideration of the premises and mutual promises and agreements contained herein, the parties hereto, intending to be legally bound, hereby agree as follows:

     Section 1. Advisor.
     ------------------

     Subject to the terms hereof, Mr. Ray shall serve in a management advisory role of Steel Tech during the Term (as defined in Section 3) of this Agreement, subject to the request and direction of the executive officers and Board of Directors of Steel Tech. Such requests for advice may relate to the executive, operating, sales and marketing management of Steel Tech including maintaining existing Steel Tech relationships, strategic planning, and coordination with Steel Tech management in various sales, marketing and promotional activities intended to benefit Steel Tech. Mr. Ray shall provide these services as an independent contractor, and shall not be an employee of Steel Tech.

         Section 2. Confidential Information and Non-Competition Covenant.
         ----------------------------------------------------------------

     2.1. Confidential Information and Trade Secrets. In consideration of the rights granted to Mr. Ray under this Agreement, Mr. Ray hereby agrees that he shall hold in confidence all lists, supplier lists, price lists, financial information, operating manuals and forms, plans, notes, computer programs, systems and software and all other knowledge or information of a confidential or proprietary nature with respect to the business of the Company (the "Proprietary Information"), and Mr. Ray will not disclose, publish or make use of such knowledge or information.

     2.2. Non-Competition. The Company is engaged in steel processing and providing steel processing throughout the geographic area within a 300-mile radius of the plant locations set forth on Schedule 2.2 hereto (such geographic area being hereinafter referred to as the "Territory"). The Mr. Ray acknowledges that the goodwill of the Company and marketing and support of services and products of the Company extends throughout the Territory. Mr. Ray hereby agrees that for a five-year period commencing on January 1, 2007 (the "Noncompete Period"), Mr. Ray shall not (without the prior written consent of Steel Tech), in any manner, directly or indirectly,

          (i) engage in, have any equity or profit interest in, make any loan to or for the benefit of, guaranty the repayment of any funds by, make plans for the formation of, or render services of any executive, advertising, marketing, sales, administrative, supervisory, manufacturing, engineering, computer program or system development, maintenance or consulting nature to any business conducting or to conduct operations in the Territory which are competitive with the business activities being directly engaged in by the Company as of the date of this Agreement or as of the time such action is taken; or

          (ii) solicit to employ, on his own behalf or on behalf of any other person, firm or corporation, any person who was employed by the Company or a Related Company, unless such person has not been employed by the Company or Related Company for at least five years.

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

     Section 3. Term.
     ----------------

     The term under this Agreement shall be from January 1, 2007, through and including December 31, 2011, (the "Term") unless terminated prior thereto upon the occurrence of any of the following:

          (i) By Mr. Ray, at any time during the Term.

          (ii) By Steel Tech, if Mr. Ray fails to comply with the terms of this Agreement.

     Section 4. Compensation and Benefits.
     -------------------------------------

     4.1. Compensation. The Company shall pay Mr. Ray $77,500 on the first day of each fiscal quarter for five years commencing on January 1, 2007 with the last payment to be made on September 31, 2011.

     4.2. Benefits. Mr. Ray shall be entitled to health care plan participation until his death, provided that he must pay the cost of coverage, and such cost will be deducted for convenience of the parties from payments due Mr. Ray. Steel Tech shall pay Mr. Ray an amount equal to the monthly premium in effect from time to time for coverage under its health plan, which monthly payment shall continue until Mr. Ray's death. Steel Tech shall provide to Mr. Ray a life insurance policy with a $150,000 death benefit from Transamerica Life, and make premium payments for said policy, during the term this Agreement. Mr. Ray shall receive such other or additional benefits as may be provided by Steel Tech in its Board of Directors' sole discretion to Mr. Ray from time to time. These benefits may be adjusted from time to time as determined by Steel Tech's Board of Directors so long as coverage of a substantially similar nature is maintained at substantially the same cost to Mr. Ray.

     Section 5. Miscellaneous.
     -------------------------

     5.1. Binding Effect. This Agreement shall inure to the benefit of and shall be binding upon Mr. Ray and his executor, administrator, heirs, personal representative and assigns, and the Company and its successors and assigns.

     5.2. Governing Law. This Agreement shall be deemed to be made in, and in all respects shall be interpreted, construed and governed by and in accordance with, the laws of the Commonwealth of Kentucky, without regard to conflicts of laws principles.

     5.3. Headings. The section and paragraph heading contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

     5.4. Notices. All notices, requests, consents and other communications hereunder shall be in writing, shall be addressed to the receiving party's address set forth below or to such other address as a party may designate by notice hereunder, and shall be either (i) delivered by hand, (ii) sent by recognized overnight courier, (iii) made by telecopy or facsimile transmission, or (iv) sent by registered or certified mail, return receipt requested, postage prepaid.

         If to Steel Tech or Company:
                  Bradford T. Ray
                  Steel Technologies Inc.
                  15415 Shelbyville Road
                  Louisville, KY  40245
                  Fax: (502) 245-3821

         With a copy to:
                  John M. Baumann, Jr., Esq.
                  Steel Technologies Inc.
                  15415 Shelbyville Road
                  Louisville, KY  40245
                  Fax: (502) 245-0542

         If to Mr. Ray:
                  Merwin J. Ray
                  14932 Tradition Drive
                  Louisville, KY 40245

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

     5.5. Opportunity to Cure. In the event that any payment due under this Agreement is not timely made, Mr. Ray agrees to provide written notice to Company and an opportunity to cure of no less than fifteen (15) working days.

     5.6 Entire Agreement. This Agreement is intended by the parties hereto to be the final expression of their agreement with respect to the subject matter hereof and is the complete and exclusive statement of the terms thereof notwithstanding any representations, statements or agreements to the contrary heretofore made. This Agreement may be modified only by a written instrument signed by each of the parties hereto.

     IN WITNESS WHEREOF, Company have caused its duly authorized officer to execute this Agreement and Mr. Ray has executed this Agreement as of the date first above written.

MR. RAY:                                         STEEL TECHNOLOGIES

/s/ Merwin J. Ray                                  /s/ Bradford T. Ray
-----------------------------              By:     -----------------------------
Merwin J. Ray                                      Bradford T. Ray
                                                   Chairman of the Board &
                                                   hief Executive Officer

                                                   /s/ Mark G. Essig
                                           By:     -----------------------------
                                                   Mark G. Essig
                                                   Director & Chairman of the
                                                   Compensation Committee

                                  Schedule 2.2


Plant Locations:


15415 Shelbyville Road                           139 South English Station Road
Louisville, KY 40245                             Louisville, KY  40245

196 Shawnee Road                                 5501 Belleville Road
Eminence, KY  40019                              Canton, MI 48188

3985 US 42 West                                  307 Industrial Drive
Ghent, KY  41045                                 Clinton, NC  28328

740 Williamstown Road                            100 Fontana Street
Ottawa, OH  45875                                Clinton, NC 28328

2220 Joseph Lloyd Parkway
Willoughby, OH  44094

5830 Southport Road                              1220 South Steel Circle
Portage, IN  46368                               Huger, SC  29450

1301 Alabama Ave.                                5146 Maritime Road
Flint, MI  48505                                 Jeffersonville, IN  47130

715 Sprucewood Avenue                            1775 Holloway Road
Windsor, Ontario N9A - 6Y1                       Holt, MI  48842

1811 North Montgomery Road                       210 Mi-Tech Drive
Greensburg, IN 47240                             Murfreesboro, TN   37130

576 Church Road                                  3301 Mallard Fox Drive
Madison, MS  39110                               Decatur, AL  35601

36263 Michigan Avenue                            Steel Technologies De Mexico
Wayne, MI  48184                                 Juarez, Mexico

Federalismo 204, Fracc, Industrial La Silla,     Steel Technologies De Mexico
Guadalupe, N.L. Mexico 67190                     Puebla, Mexico

Steel Technologies De Mexico                     Steel Technologies De Mexico
Matamoros, Mexico                                Mexico City, Mexico

                                    EXHIBIT 13
                       2006 ANNUAL REPORT TO SHAREHOLDERS

Steel Technologies Inc.
Selected Financial Data
(In thousands, except per share amounts)

                                             Years Ended September 30
                                             ------------------------
Income Statement Data                 2006      2005     2004     2003    2002
-------------------------------------------------------------------------------
                                                      As Restated (1)(3)
                                            -----------------------------------
Sales                            $  876,121 $957,739 $765,294 $501,579 $466,003
Cost of goods sold (4)              817,579  871,737  676,306  458,455  408,335
Gross profit                         58,542   86,002   88,988   43,124   57,668
Selling, general and
   administrative expenses (2)       38,478   36,301   33,627   27,097   29,331
Operating income (4)                 20,064   49,701   55,361   16,027   28,337
Equity in net income of
   unconsolidated affiliates, net (4) 5,971    4,937    2,852    1,058    1,540
Income from continuing operations
   before income taxes (4)           20,560   50,280   54,491   12,757   25,328
Discontinued operations, net of
   income taxes                       1,031    2,897      732      338      (36)
Net income                           14,693   36,709   35,373    9,480   16,100
Diluted earnings per common share
   from continuing operations     $    1.04 $   2.58 $   3.00 $   0.92 $   1.63
Diluted earnings per common share $    1.12 $   2.80 $   3.07 $   0.96 $   1.63
Diluted weighted average number
   of common shares outstanding      13,117   13,098   11,533    9,899    9,886
Basic earnings per common share
   from continuing operations     $    1.05 $   2.62 $   3.07 $   0.94 $   1.65
Basic earnings per common share   $    1.13 $   2.85 $   3.13 $   0.97 $   1.65
Basic weighted average number of
   common shares outstanding         12,956   12,894   11,284    9,748    9,762
Cash dividends per common share   $    0.30 $   0.25 $   0.20 $   0.20 $   0.16

Balance Sheet Data
------------------
Working capital                    $209,596 $209,933 $193,872 $100,959 $ 81,350
Total assets                        513,617  427,786  460,852  312,148  304,015
Debt and capital lease obligations  121,985   80,000  114,000  100,400   80,659
Shareholders' equity                269,760  257,290  220,327  139,886  133,445

Other Data
----------
Capital expenditures, including
   acquisitions and investments in
   and advances to unconsolidated
   affiliates                      $ 50,801 $ 15,054 $ 15,464 $ 25,919 $  6,922
Shareholders' equity per common
   share                              20.66    19.90    17.21    14.33    13.81
Depreciation and amortization (2)    16,350   14,754   14,449   13,356   14,187


(1) The Company has restated its previously reported consolidated financial results to reflect certain income tax adjustments as discussed in Note 1 to the Consolidated Financial Statements.

(2) 2006 includes stock-based compensation of $780 from adoption of SFAS No. 123(R) as discussed in Note 17 to the Consolidated Financial Statements and 2002 includes goodwill amortization of $396 prior to adoption of SFAS No. 142.

(3) The effect of the restatement on previously reported consolidated financial results for 2003 and 2002 follows:


                                     September 30, 2003                September 30, 2002
                             ---------------------------------  --------------------------------
                              Previously                        Previously
                               Reported        Adj.   Restated   Reported        Adj.   Restated
                             ------------    ------   --------  ------------   ------   --------
Minority interest in
 income of consolidated
 subsidiary                    $     (215)   $ (13)   $  (228)  $      (218)   $ (12)   $  (230)
Income before income taxes         12,770      (13)    12,757        25,340      (12)    25,328
Provision for income taxes          3,956     (341)     3,615         9,510     (318)     9,192
Income from continuing
 operations                         8,814      328      9,142        15,830      306     16,136
Net income                          9,152      328      9,480        15,794      306     16,100

Diluted earnings per common share:
 From continuing operations    $     0.89    $0.03    $  0.92   $      1.60    $0.03    $  1.63
 From discontinued operations        0.03      -         0.03          0.00      -         0.00
                             ------------    ------    -------  ------------   ------   --------
                               $     0.92    $0.03    $  0.96   $      1.60    $0.03    $  1.63
                             ============    =====    ========  ============   ======   ========

(4) Minority interest in income of consolidated subsidiary of $228 and $230 in 2003 and 2002, respectively, was reclassified from cost of goods sold to a component of income from continuing operations before income taxes. Equity in net income of unconsolidated affiliates, net of $1,058 and $1,540 in 2003 and 2002, respectively, was reclassified from a component of operating income to income from continuing operations before income taxes.

Steel Technologies Inc.
Selected Quarterly Financial Data
(Unaudited, in thousands, except per share amounts)

                                  --------------------------------------
Fiscal Year 2006                   First     Second     Third    Fourth
------------------------------------------------------------------------
                                          As Restated (1)
                                  ----------------------------
Sales                             $201,185  $238,336  $234,455  $202,145
Gross profit                        12,238    12,639    18,982    14,683
Net income                           3,340     2,885     5,505     2,963
Diluted earnings per common share $   0.26  $   0.22  $   0.42  $   0.23
Basic earnings per common share   $   0.26  $   0.22  $   0.42  $   0.23


                                  --------------------------------------
Fiscal Year 2005                   First     Second     Third    Fourth
------------------------------------------------------------------------
                                              As Restated (1)
                                  --------------------------------------
Sales                             $245,676  $275,278  $243,675  $193,110
Gross profit                        31,073    29,744    17,386     7,799
Net income                          14,603    15,931     5,655       520
Diluted earnings per common share $   1.12  $   1.22  $   0.43  $   0.04
Basic earnings per common share   $   1.14  $   1.24  $   0.44  $   0.04


(1) The Company has restated its previously reported consolidated financial statements to reflect certain income tax adjustments as discussed in Note 1 to the Consolidated Financial Statements.

Market Price and Dividend Information

Our common stock trades on The NASDAQ Global Select Market under the symbol STTX. At December 2, 2006, we had approximately 3,750 shareholders, including beneficial owners holding shares in nominee or street name. Our current dividend policy provides for semiannual payments of cash dividends. The following table shows cash dividends and high, low and closing prices for our common stock for each quarter of fiscal 2006 and 2005. NASDAQ Global Select Market quotations are based on actual transactions.


                                           Stock Price
                                   ---------------------------
Fiscal Year 2006                   High         Low      Close      Dividends
--------------------------------------------------------------------------------
First Quarter                     $28.89     $22.30     $27.99       $ 0.15
Second Quarter                    $29.94     $22.55     $24.30
Third Quarter                     $28.28     $15.80     $19.44       $ 0.15
Fourth Quarter                    $24.23     $17.01     $19.63


                                           Stock Price
                                   ---------------------------
Fiscal Year 2005                   High         Low      Close      Dividends
--------------------------------------------------------------------------------
First Quarter                     $30.58     $22.27     $27.51       $ 0.10
Second Quarter                    $33.56     $23.26     $23.99
Third Quarter                     $24.38     $16.49     $16.90       $ 0.15
Fourth Quarter                    $26.83     $16.75     $25.93

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

You should read this discussion with the consolidated financial statements and other financial information included in this report. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements.

We completed the sale of our Custom Steel, Inc. (Custom Steel) subsidiary on March 31, 2006. Accordingly, results of operations and gain on the sale of Custom Steel are treated as discontinued operations in our consolidated financial statements. In addition, we completed the acquisition of Kasle Steel Corporation (Kasle Steel) on May 8, 2006, and the results of operations of Kasle Steel are recorded in our results beginning in May, 2006.

Overview
--------

This past year marked our thirty-fifth anniversary of our company and our thirty-fifth consecutive year of profitability. We met a number of challenges and had many achievements over the past thirty five years, and we remain focused on our long-term goal to build the most profitable steel processing company in North America. Our company was founded in 1971 with the vision to become the leader in the steel processing industry. We are now one of the largest independent steel processors and converters of flat-rolled steel in North America. Our North American platform of 23 steel-processing facilities, including our joint ventures, is strategically positioned in steel producing and consuming markets throughout the United States, Canada and Mexico. We bring value to our customers with precision steel processing, supply chain management, quality control and technical support. We specialize in meeting exact specifications for customers in a variety of industries and end use markets including automotive, lawn and garden, and appliance industries. With our acquisition of Kasle Steel in May, 2006, we established ourselves as the largest independent supplier of exposed automotive steel blanks in North America. We intend to continue to pursue growth through acquisitions, expansion of existing facilities, Greenfield construction and development of our joint venture operations.

The strength of our business is based upon our capability to process steel to the most precise specifications and to service the steel purchasing and delivery requirements of our customers expeditiously. We have achieved high levels of quality and productivity by investing in efficient, technologically advanced equipment. Each of our Steel Technologies facilities maintains one or more internationally recognized Quality Management Systems such as QS9000 or ISO 9001. Our broad capabilities and geographic presence offer distinct competitive advantages to customers that have multi-plant operations throughout the United States, Canada and Mexico. We focus our sales and marketing strategies through our highly skilled and experienced sales and marketing staff to fully leverage our North American platform of value added steel processing facilities. Our ability to provide precision steel products with efficient just-in-time delivery has enabled us to expand our business with regional and large national accounts.

Sales from continuing operations were $876.1 million in fiscal 2006, a decrease of 8.5% from the record $957.7 million in fiscal 2005. Net income was $14.7 million or $1.12 per diluted share in fiscal 2006 as compared to $36.7 million or $2.80 per diluted share in fiscal 2005. Tons sold of company-owned steel products in fiscal 2006 were 1.1 million, reflecting a decrease of 3.3% over the levels of fiscal 2005. Our sales and earnings in 2006 were below the record levels achieved in 2005 as a more competitive environment in the steel processing sector and reduced automotive schedules pressured our operating margins.

On May 8, 2006, we completed an acquisition of all the outstanding stock of privately held Kasle Steel of Dearborn, Michigan. Kasle Steel is North America's largest independent supplier of exposed automotive steel blanks, shipping over
1.5 million tons annually through its five processing facilities, including its three unconsolidated affiliates. We paid approximately $33.9 million in cash for the stock of Kasle Steel and assumed approximately $25.8 million of Kasle Steel's liabilities. We utilized our existing revolving credit facility to fund the purchase, and we have retired approximately $4.0 million of Kasle Steel's outstanding debt. The operating results of Kasle Steel are included in our consolidated financial statements since the date of acquisition.

We spent approximately $17.0 million on capital projects during 2006. These projects focused on enhancing efficiencies at existing operations and further improving the quality of our products and services to our customers. In addition, we began construction of a new facility in Juarez, Mexico. This facility is expected to begin processing in our third quarter of fiscal 2007. Our 2007 capital expenditures budget of $19.0 million includes completion of the Juarez project and expansion of our annealing capacity.

On October 30, 2006, we announced that we would restate previously issued consolidated financial statements. The accompanying results of operations have been restated to give retroactive effect for the restatements between January 1, 1999 and June 30, 2006. The nature of the restatements and the effect on the results of operations are discussed in Note 1 to the Consolidated Financial Statements.



                              Financial Highlights
                              --------------------
       (in thousands except per share amounts, other data and percentages)
       -------------------------------------------------------------------

                                        For the Years Ended September 30
                                   -----------------------------------------
                                          2006                 2005
                                   ---------------  ------------------------
                                            % of         Actual,    % of       %
                                    Actual   Sales   As Restated(1) Sales    Change
--------------------------------- -------- -------  -------------- --------- --------
Sales                           $  876,121  100.0%   $957,739        100.0%      (9)%
Gross profit                        58,542    6.7      86,002          9.0      (32)
Selling, general and
   administrative expenses          38,478    4.4      36,301          3.8        6
Operating income                    20,064    2.3      49,701          5.2      (60)
Interest expense, net                4,544    0.5       3,632          0.4       25
Equity in net income of
   unconsolidated affiliates, net    5,971    0.7       4,937          0.5       21
Income from continuing operations
   before income taxes              20,560    2.3      50,280          5.2      (59)
Discontinued operations, net
   of taxes                          1,031    0.1       2,897          0.3      (64)
Net income                          14,693    1.7      36,709          3.8      (60)
Diluted earnings per common share
   from continuing operations        $1.04              $2.58                   (60)
Diluted earnings per common share    $1.12              $2.80                   (60)
Cash dividends per common share      $0.30              $0.25                    20


Other data
----------
Average days sales outstanding       42.9                42.1                     2
Inventory turnover                    4.5                 7.6                   (41)
Return on equity                      5.4%               14.3%                  (62)

(1) The Company has restated its previously reported consolidated financial statements to reflect certain income tax adjustments as discussed in Note 1 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS - FISCAL 2006 COMPARED TO FISCAL 2005

Sales
-----

We achieved net sales of $876,121,000 for the fiscal year ended September 30, 2006, a decrease of 8.5% from the record sales of $957,739,000 for the fiscal year ended September 30, 2005. We shipped 1,095,000 tons of company-owned steel products in fiscal 2006, a 3.3% decrease compared to fiscal 2005 resulting from weaker demand during fiscal 2006. Our average selling price of company-owned steel products decreased approximately 5.4% for fiscal 2006 as compared to the previous year. Kasle Steel contributed approximately $10,205,000 of sales for fiscal 2006.

Gross profit
------------

Our fiscal 2006 gross profit margin was 6.7%, compared to 9.0% for fiscal 2005. Declining steel prices, a more competitive environment, and reduced automotive schedules reduced our fiscal 2006 gross profit margin. We expect continued pressure on our gross profit during our first quarter of fiscal 2007 as we adjust our inventory levels to reflect lower expected sales. Our cost of goods sold decreased 6.2% in fiscal 2006 versus fiscal 2005. Lower average raw material costs and lower shipment levels resulted in our cost of goods sold decreasing by $62,660,000. Partially offsetting our cost of goods sold reduction were increased labor costs and related fringe benefits, expenses associated with the acquisition of Kasle Steel and increased fuel costs totaling approximately $8,502,000.

Selling, general and administrative expenses
--------------------------------------------

Our fiscal 2006 selling, general and administrative costs increased by $2,177,000 to $38,478,000, compared to $36,301,000 for fiscal 2005. Expenses of
$2,470,000 associated with the acquisition of Kasle Steel, $780,000 of stock-based compensation resulting from our adoption of Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment," $600,000 of increased depreciation expense primarily related to investments in our information systems, and $228,000 in additional general and administrative expenses account for the majority of the increase. These increases were partially offset by decreases of $1,394,000 in our company wide bonus plan expense relating to net income, and $507,000 in lower selling expenses.

Selling, general and administrative costs were 4.4% and 3.8% of sales in 2006 and 2005, respectively, due to an increase in selling, general and administrative expenses as noted above and a decrease in net sales. We continue to actively manage and rationalize our selling, general and administrative expenses.

Equity in net income of unconsolidated affiliates, net
------------------------------------------------------

Our share of the income from unconsolidated affiliates increased to $5,971,000 for fiscal 2006 versus $4,937,000 in fiscal 2005. Kasle Steel's three unconsolidated affiliates contributed approximately $3,964,000 to equity in net income of unconsolidated affiliates in 2006.

Our unconsolidated affiliates reported $307,195,000 in sales for fiscal 2006, an increase of 1.6% compared to fiscal 2005. Kasle Steel's three unconsolidated affiliates contributed approximately $44,031,000 in sales for fiscal 2006. Our unconsolidated affiliates continue to play an important role in our North American platform. Growth from our joint ventures is a key part of our overall strategy as we strengthen our competitive position.

Interest expense
----------------

Net interest expense for fiscal 2006 increased to $4,544,000 from $3,632,000 for fiscal 2005. The increase is primarily attributable to approximately 2.0% higher average interest rates on variable rate debt during fiscal 2006 as compared to fiscal 2005 and interest expense on capital lease additions in fiscal 2006. These increases were partially offset by lower average borrowings on our line of credit during fiscal 2006 versus fiscal 2005.

Income tax expense
------------------

Our effective income tax rate was 33.6% and 32.8% for fiscal 2006 and 2005, respectively. Adoption of SFAS No. 123(R) on October 1, 2005, which resulted in non-deductible compensation expense on our incentive stock options, increased our effective income tax rate 2.0% in fiscal 2006 compared to fiscal 2005. This increase was partially offset by a 4.1% decrease in the effective income tax rate resulting from higher earnings from our Mexican subsidiary. During the second quarter of fiscal 2005, we recorded an income tax benefit of approximately $1,635,000 reflecting changes in Mexican tax laws effective January 1, 2005. This change reduced our effective income tax rate during fiscal 2005 by 3.3%.

RESULTS OF OPERATIONS - FISCAL 2005 COMPARED TO FISCAL 2004

Sales
-----

We achieved net sales of $957,739,000 for the fiscal year ended September 30, 2005, an increase of 25.1% from fiscal year 2004 sales of $765,294,000. Tons of company-owned steel products shipped in fiscal 2005 decreased approximately 7.5% to 1,133,000 tons compared to record levels in fiscal 2004, primarily as a result of weaker demand during the latter half of fiscal 2005. The average selling price of company-owned steel products increased approximately 36.3% for fiscal 2005 as compared to the previous year.

Gross profit
------------

In fiscal 2005, our gross profit margin was 9.0% compared to 11.6% for fiscal 2004. We began experiencing slowing demand during the latter half of fiscal 2005, and declining steel prices reduced our gross profit margin. Cost of goods sold increased 28.9% in fiscal 2005 compared to fiscal 2004. Cost of materials sold increased $194,585,000, primarily due to increased raw material costs. The remaining $846,000 increase in cost of goods sold resulted primarily from increased labor costs and related fringe benefits and increased delivery costs in the first half of fiscal 2005.

Selling, general and administrative expenses
--------------------------------------------

Our fiscal 2005 selling, general and administrative costs were $36,301,000 compared to $33,627,000 for fiscal 2004, an increase of $2,674,000. The increase was mainly attributable to increases in professional services of $1,346,000, principally to comply with Sarbanes-Oxley legislation, administrative wages increases of $722,000 to support our growth, an increase in depreciation expense of $381,000 primarily related to investments in our information systems and higher training costs of $251,000. In addition, more normalized payroll and property tax expenses in fiscal 2005 contributed to an increase of approximately $740,000, due primarily to non-recurring expense reductions in 2004 for a state payroll tax incentive and a state property tax benefit. These increases were partially offset by a decrease in bad debt expense of $508,000 attributable to bad debt recoveries during the fourth quarter of fiscal 2005 and a decrease of $258,000 in remaining selling, general and administrative expenses. Our selling, general and administrative costs were 3.8% and 4.4% of sales in 2005 and 2004, respectively.

Equity in net income of unconsolidated affiliates, net
------------------------------------------------------

Our share of the income from unconsolidated affiliates increased to $4,937,000 in fiscal 2005 compared to $2,852,000 in fiscal 2004. Mi-Tech Steel's sales increased 41.9% and tons shipped grew 28.5% in fiscal 2005 compared to fiscal 2004, resulting in an 82.2% increase in fiscal 2005 net income. Mi-Tech Steel benefited from market share growth with Japanese transplant automotive companies and their related parts manufacturers.

Interest expense
----------------

Net interest expense for fiscal 2005 increased to $3,632,000 from $3,098,000 for fiscal 2004. The increase was mainly attributable to higher interest rates on both variable and fixed rate debt during fiscal 2005 as compared to fiscal 2004. Higher average interest expense was partially offset by a $34,000,000 reduction in outstanding debt during fiscal 2005, including $20,000,000 paid in September 2005, and a $269,000 expense included in fiscal 2004 related to the early retirement of our private placement note in June, 2004.

Income tax expense
------------------

Our effective income tax rate was 32.8% and 36.4% for fiscal 2005 and 2004, respectively. During the second quarter of fiscal 2005, we recorded an income tax benefit of approximately $1,635,000 to reflect changes in tax laws effective January 1, 2005 for our Mexican operations, resulting in a 3.3% reduction in our effective income tax rate during fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

We had $209,596,000 of working capital at September 30, 2006, a current ratio of 3.17:1 and total debt at 31.1% of total capitalization. Our working capital requirements generally increase during periods of economic expansion and higher demand for our products. Conversely, our working capital requirements decrease in periods of economic contraction and reduced steel product demand.

Days sales outstanding to customers averaged 43 days at September 30, 2006, compared to 42 days at September 30, 2005. We expect days sales outstanding to average 45 days during the first quarter of fiscal 2007. As a result of reduced automotive schedules during the fourth quarter of fiscal 2006, our average days inventory on hand was 80 days at September 30, 2006, compared to 47 days as of September 30, 2005. We expect average days inventory on hand of 65 days during the first quarter of fiscal 2007.

Our average supplier payment days was 27 days as of September 30, 2006, compared to 25 days as of September 30, 2005. We expect average payment days to suppliers of approximately 30 days during the first quarter of fiscal 2007.

Cash used in operations during fiscal 2006 was $24,400,000 resulting from increases in working capital, partially offset by net income of $14,693,000. Inventory increased $63,275,000 as a result of reduced automotive schedules during the fourth quarter of fiscal 2006, and accounts payable increased $1,104,000. Accounts receivable decreased $8,526,000, mainly due to lower sales levels.

Capital expenditures for 2006 totaled $16,955,000 as we invested to further expand capacity, lower conversion costs, improve our quality and service to our customers and improve our information systems. We have committed $19,000,000 in capital projects for 2007 to expand our steel processing capabilities, including construction of a new processing facility in Juarez, Mexico, which is expected to begin processing in the third quarter of fiscal 2007.

On May 8, 2006, we completed the acquisition of all of the outstanding stock of Kasle Steel for $33,913,000 in cash and assumed approximately $25,789,000 of Kasle Steel's liabilities. We utilized our existing revolving credit facility to fund the purchase, and we have retired approximately $3,970,000 of Kasle Steel's outstanding debt.

Under the terms of the Stock Purchase Agreement, $2,000,000 of the purchase price was deposited in an escrow account to satisfy indemnification provisions provided by former shareholders of Kasle Steel to us. All uncontested escrowed funds will be distributed to the former shareholders at various times from November 2007 through May 2012.

We recorded $4,902,000 in debt and capital lease obligations as of June 30, 2006 associated with the acquisition of Kasle Steel, including a consulting and non-compete agreement with a former Kasle Steel shareholder. This agreement requires monthly payments of $25,000 until May 2011. Additionally, monthly payments of $20,559, including interest at an annual rate of 7.0%, are required to be made to a former Kasle Steel shareholder through May 2017. Annual principal payments of $350,000 plus interest at 9.0% are required to be made to a former Kasle Steel shareholder every year until January 1, 2010. Existing capital lease obligations of Kasle Steel require monthly payments ranging from approximately $28,000 to $33,000 until June 2007.

We entered into a Stock Purchase Agreement on March 24, 2006 to sell all the capital stock of our wholly owned Custom Steel subsidiary to a wholly owned subsidiary of American Railcar Industries, Inc. (ARI). The final sales price was approximately $17,061,000, of which $16,311,000 was remitted to us and an additional $750,000 to a third party escrow agent. We used the proceeds to reduce our revolving credit facility debt.

In connection with the sale of Custom Steel, we retained approximately $3,012,000 of obligations, consisting mainly of trade accounts payable, accrued liabilities and deferred taxes. We have also agreed to indemnify ARI for any payments they make for liabilities incurred by Custom Steel prior to March 31, 2006. The indemnification provisions for most liabilities expire on March 31, 2008, and they require the buyer to incur at least $75,000 in aggregate liabilities before a claim can be asserted. Indemnification provisions for certain liabilities, primarily taxes, expire with applicable statutes of limitations, and the remaining provisions, primarily environmental, do not expire. We have not recorded any liabilities for these indemnifications since management has determined that none are probable. We will receive the $750,000 escrow at various times prior to March 31, 2008, to the extent there are no indemnification claims made by ARI.

We maintain an equity investment of approximately $25,744,000 in our 90%-owned Mexican subsidiary. We would finance any additional required investment in our Mexican operations with cash and available funds from our bank line of credit.

Translation of our Mexican subsidiary's financial statements from local currency to the U.S. dollar subjects us to exposure from fluctuating currency exchange rates. The relative stability of the Mexican peso and the large percentage of U.S. dollar denominated transactions of our Mexican subsidiary mitigate this exposure somewhat. We historically have not used derivative financial instruments to manage our foreign currency exchange rate risk. We include foreign currency transaction gains (losses) in our sales as incurred. Foreign currency gains (losses) were $476,000, ($855,000) and $468,000 for the fiscal years ending 2006, 2005 and 2004, respectively.

We maintain a 50% equity investment in Mi-Tech Steel and a 49% equity investment in Ferrolux Metals. Additional equity contributions to our unconsolidated affiliates are not required, and we do not guarantee any obligations of our unconsolidated affiliates. Though Mi-Tech Steel's board of directors may authorize cash distributions, such distributions are restricted by one of Mi-Tech Steel's loan agreements to 15% of Mi-Tech Steel's net income in any fiscal year. Distributions from Mi-Tech Steel are not, and are not expected to be, a material source of liquidity for us. Mi-Tech Steel's liquidity needs are met primarily by their operating cash flows and an existing credit facility. Cash flows from operations and available borrowing capacity are expected to meet Mi-Tech Steel's future cash requirements.

We acquired a 50% equity investment in RSDC of Michigan, L.L.C., a 50% equity investment in Kasle Metal Processing, LLC (KMP) and a 49% equity investment in Delaco-Kasle LLC (DK) as a result of our Kasle Steel acquisition. Though we do not expect to make additional equity contributions to these unconsolidated affiliates, Kasle Steel has guaranteed debt obligations of $2,500,000 for KMP and $490,000 for DK. These guarantees are proportionate to the obligations of the other equity investors in KMP and DK. Cash flows from operations and existing credit facilities are expected to meet the liquidity needs of these unconsolidated affiliates. Operating agreements require these unconsolidated affiliates to make periodic minimum distributions to their members.

We issued $50,000,000 in unsecured senior notes on October 21, 2004, comprised of $10,000,000 of 5.33% Series A Senior Notes due October 21, 2011, and $40,000,000 of 5.75% Series B Senior Notes due October 21, 2014. The notes have an average term of 9.4 years and a blended interest rate of 5.67%. We used proceeds from the notes to reduce borrowings on our revolving credit facility.

We have a $135,000,000 unsecured revolving credit facility that matures October, 2010. Upon our meeting certain requirements, we can request our existing banking group to expand our revolving credit facility availability to $200,000,000. We can elect to pay interest on the facility at various floating rates, none of which is greater than the banks' prime rate. At September 30, 2006, we had $64,000,000 of borrowings outstanding under the revolving credit facility at an average interest rate of 6.92%.

We borrow under our revolving credit facility as needed to fund our operating and investing activities described above. During fiscal 2006, we borrowed $64,000,000 to fund our working capital needs and the Kasle Steel acquisition, and we repaid $34,649,000 from operating cash flows and the sale of Custom Steel. We had outstanding checks of $13,617,000 as of September 30, 2006, that may result in additional line of credit borrowings if our bank accounts do not have sufficient funds when these checks are presented to the bank.

Our debt agreements' covenants require us to maintain specified levels of net worth and certain financial ratios, and limit capital expenditures, operating leases, capital leases and additional debt. In connection with the Kasle Steel acquisition, we amended our revolving credit facility in fiscal 2006 to permit certain debt obligations and limited guarantees. We are in compliance with our loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

We meet our liquidity needs primarily with operating cash flows and our revolving credit facility. Cyclicality of demand in the steel industry, especially in the automotive market, can influence our operating cash flows. We anticipate additional borrowing on our existing revolving credit facility to support our continued growth and to meet our working capital needs.

We have entered into leases to meet the needs of our facilities. The following table summarizes the annual payments of outstanding debt, interest, other long-term obligations on the balance sheet, and non-cancelable leases, required as of September 30, 2006. Interest payments below include the estimated contractual interest payments under our debt agreements net of the effect of the associated interest rate swap agreement, assuming no change in the variable LIBOR rate or amounts outstanding under our existing debt agreements as of September 30, 2006


                                          Less Than                             More Than
                                 Total     1 Year      1-3 Years    3-5 Years    5 Years
--------------------------------------------------------------------------------------------

Long-term debt               $118,512,000 $   776,000  $ 1,486,000  $65,114,000 $51,136,000
Interest on long-term debt     40,817,000   7,262,000   15,166,000   10,615,000   7,774,000
Other long-term obligations
   reflected on balance sheet   5,003,000     232,000      692,000      652,000   3,427,000
Capital lease obligations       3,865,000   1,512,000    1,850,000      469,000      34,000
Operating lease obligations     2,006,000     880,000    1,107,000       19,000         -
                            ----------------------------------------------------------------
Total                        $170,203,000 $10,662,000  $20,301,000  $76,869,000 $62,371,000
                            ================================================================

We entered into an interest rate swap contract with a major financial institution on June 20, 2005, to mitigate a portion of our variable rate debt market risk. The interest rate swap contract matures in September 2008. Under the swap agreement, we receive a LIBOR based variable interest rate (5.39% at September 30, 2006) and pay a fixed interest rate of 4.31% on a notional amount of $30,000,000.

Union employees in our Canton, Michigan, facility ratified a contract in July 2005 that expires in March, 2010. In September 2006, union employees in our Windsor, Ontario, facility ratified a contract that expires in December 2009.

At this time, we have no other known material obligations, commitments or demands that must be met beyond the next twelve months. As part of our ongoing business, we do not participate or knowingly seek to participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006, we are not involved in any SPE transactions.

We believe all manufacturing facilities are in compliance with applicable federal and state environmental regulations. We are not presently aware of any fact or circumstance that would require the expenditure of material amounts for environmental compliance.

Related Party Transactions
--------------------------

We have various transactions at prevailing market prices with Mi-Tech Steel (see
Note 8 of our Notes to the Consolidated Financial Statements).

We sell scrap steel products at prevailing market prices to a company owned by Stuart N. Ray, a director of Steel Technologies (see Note 19 of our Notes to the Consolidated Financial Statements). Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2006, the Audit
Committee reviewed and approved these transactions. We have the ability to continue or cease selling scrap steel to this company at any time.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF 06-03 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)". EITF 06-03 requires that any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer should be presented on a gross
(included in revenues and costs) or a net (excluded from revenues) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The requirements of EITF 06-03 are effective for us beginning January 1, 2007. We are in the process of evaluating the effect of EITF 06-03 and have not determined whether its adoption will have a material impact on our financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron-curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. We are required to apply the provisions of SAB 108 for our fiscal year that began October 1, 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions. We monitor and evaluate our estimates and assumptions on an ongoing basis.

We include a summary of significant accounting policies used in the preparation of the consolidated financial statements in Note 2 of the Consolidated Financial Statements.

Our most critical accounting policies include the valuation of accounts receivable, which impacts selling, general and administrative expense, the assessment of recoverability of goodwill and long-lived assets, and revenue recognition. Our management reviews these estimates, including, but not limited to, the allowance for doubtful accounts, on a regular basis and we make adjustments based on historical experiences, current conditions and future expectations. We perform our reviews regularly, and we make adjustments as required by currently available information. We believe these estimates are reasonable, but actual results could differ from these estimates.

Allowance for Doubtful Accounts Receivable
------------------------------------------

Our accounts receivable represent those amounts that we have billed to our customers but have not yet collected. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments at a level considered appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, sales, recoveries and credit losses, the monitoring of portfolio credit quality, and current and projected economic and market conditions. If the financial condition of our customers was to deteriorate, resulting in an impairment of the ability to make payments beyond previously established terms, additional allowances may be required. We write off uncollectible accounts receivable against the allowance for doubtful accounts receivable when our management determines that the probability of payment is remote and collection efforts have ceased.

Long-Lived Assets
-----------------

We depreciate or amortize long-lived assets with estimated useful lives to their residual values over their useful lives in proportion to the economic value consumed. We review the carrying value of our long-lived assets for impairment whenever changes in events and circumstances indicate that the carrying amount of the assets may not be recoverable. If an evaluation were required, we compare the estimated future undiscounted cash flows associated with an asset to the asset's carrying value to determine if a write-down to market value or undiscounted cash flows value is required. Future changes in circumstances, cash flow estimates and estimates of fair value could affect the valuations.

We review goodwill annually, or sooner if indicators of impairment exist, for impairment using the present value technique to determine the estimated fair value of goodwill associated with each reporting entity. If the goodwill is indicated as being impaired (the present value of cash flows (fair value) of the reporting unit is less than the carrying amount), we would allocate the fair value of the reporting unit to our assets and liabilities in a manner similar to the purchase price allocation to determine the implied fair value of the reporting unit goodwill. We would then compare this implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and, if it were less, we would then recognize an impairment loss.

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

Revenue Recognition
-------------------

We recognize revenue when all of the following criteria are met:

     * Persuasive evidence of an arrangement exists: We have received an order from a customer.

     * Delivery has occurred: For the sale of Company-owned products, revenue recognition occurs when title and risk of ownership have been passed to the customer. For the sale of toll processing services, revenue recognition occurs upon completion of the service and shipment of goods.

     * Our price to the customer is fixed or determinable: Sales prices are agreed with our customer before delivery has occurred.

     * Collectibility is reasonably assured: We have a customer credit policy to ensure collectibility is reasonably assured.

We record sales returns and allowances as reductions to sales, and we set reserves based on historical experience and current customer activities. Shipping and handling fees billed to customers are included in sales and shipping and handling costs incurred by the Company are included in cost of goods sold.

                               STEEL TECHNOLOGIES INC.
                           Consolidated Balance Sheets
                          (In thousands, except shares)

                                                         September 30
                                                  --------------------------
                                                     2006            2005
----------------------------------------------------------------------------
                                                                 As Restated,
                                                                  See Note 1
ASSETS
Current assets:
  Cash and cash equivalents....................   $  12,066       $  30,991
  Trade accounts receivable, less
    allowance for doubtful accounts:
    $5,370 in 2006 and $4,903 in 2005..........     104,356         112,033
  Inventories..................................     181,267         114,128
  Deferred income taxes........................       1,688             468
  Prepaid expenses and other assets............       6,607           6,289
  Assets held for sale.........................         -            20,475
                                                  ---------       ---------
      Total current assets ....................     305,984         284,384
                                                  ---------       ---------
Property, plant and equipment (at cost), net of
   accumulated depreciation                         112,642         106,492
                                                  ---------       ---------
Investments in unconsolidated affiliates.......      63,626          25,182
Goodwill.......................................      25,678           8,991
Other assets ..................................       5,687           2,737
                                                  ---------       ---------
                                                  $ 513,617       $ 427,786
                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................   $  62,204       $  59,559
   Bank overdrafts ............................      13,617             -
   Accrued liabilities ........................      15,993          13,380
   Income taxes payable .......................       2,500           1,244
   Deferred income taxes ......................         -                69
   Liabilities associated with assets
     held for sale ............................         -               199
   Current portion of debt and capital
     lease obligations ........................       2,074             -
                                                  ---------       ---------
      Total current liabilities ...............      96,388          74,451
                                                  ---------       ---------

Long-term debt and capital lease obligations...     119,911          80,000
Deferred income taxes .........................      20,243          12,113
Other long-term liabilities ...................       3,941           1,488
                                                  ---------       ---------
     Total liabilities ........................     240,483         168,052
                                                  ---------       ---------
Commitments and contingencies .................

Minority interest .............................       3,374           2,444

Shareholders' equity:
   Preferred stock, no par value;
     500,000 shares authorized;
     none issued or outstanding ...............         -              -
   Common stock, no par value; 50,000,000 shares
     authorized; issued and outstanding shares:
     13,055,331 in 2006 and 12,927,826 in 2005       71,176          70,662
   Treasury stock at cost: 2,635,513 shares in
     2006 and 2,635,114 shares in 2005 ........     (24,486)        (24,475)
   Additional paid-in capital .................       6,551           5,494
   Retained earnings ..........................     219,971         209,172
   Accumulated other comprehensive loss .......      (3,452)         (3,563)
                                                  ---------       ---------
     Total shareholders' equity ...............     269,760         257,290
                                                  ---------       ---------
                                                  $ 513,617       $ 427,786
                                                  =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                            STEEL TECHNOLOGIES INC.
                        Consolidated Statements of Income
                    (In thousands, except per share amounts)

                                          For the Years Ended September 30
                                          --------------------------------
                                             2006        2005       2004
--------------------------------------------------------------------------
                                                           As Restated,
                                                            See Note 1
                                                       -------------------
Sales ..................................   $  876,121  $957,739   $765,294
Cost of goods sold .....................      817,579   871,737    676,306
                                           ----------  --------   --------
  Gross profit .........................       58,542    86,002     88,988
Selling, general and administrative
  expenses .............................       38,478    36,301     33,627
                                           ----------  --------   --------
Operating income .......................       20,064    49,701     55,361

Interest expense .......................       (5,349)   (4,335)    (3,290)
Interest income ........................          805       703        192
Minority interest in income of
  consolidated subsidiary ..............         (931)     (726)      (624)
Equity in net income of
  unconsolidated affiliates, net .......        5,971     4,937      2,852
                                           ----------  --------   --------
  Income before income taxes ...........       20,560    50,280     54,491

Provision for income taxes .............        6,898    16,468     19,850
                                           ----------  --------   --------
  Income from continuing operations ....       13,662    33,812     34,641
Discontinued operations, net of tax
  (including gain on disposal of $309
  in 2006) .............................        1,031     2,897        732
                                           ----------  --------   --------
  Net income ...........................   $   14,693  $ 36,709   $ 35,373
                                           ==========  ========   ========
Diluted weighted average number of common
  shares outstanding ...................       13,117    13,098     11,533
                                           ==========  ========   ========
Diluted earnings per common share:
   From continuing operations ..........   $     1.04  $   2.58   $   3.00
   From discontinued operations ........         0.08      0.22       0.06
                                           ----------  --------   --------
                                           $     1.12  $   2.80   $   3.07
                                           ==========  ========   ========
Basic weighted average number of common
  shares outstanding ...................       12,956    12,894     11,284
                                           ==========  ========   ========
Basic earnings per common share:
   From continuing operations ..........   $     1.05  $   2.62   $   3.07
   From discontinued operations ........         0.08      0.22       0.06
                                           ----------  --------   --------
                                           $     1.13  $   2.85   $   3.13
                                           ==========  ========   ========


                 Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                           For the Years Ended September 30
                                           --------------------------------
                                             2006       2005       2004
---------------------------------------------------------------------------
                                                          As Restated,
                                                           See Note 1
                                                      -------------------
Net income .............................   $ 14,693   $ 36,709   $ 35,373
  Foreign currency translation
    adjustment .........................        (15)     2,078       (936)
  Change in unrealized gain or loss on
    cash flow hedges, net of tax expense
    of $81 in 2006, $70 in 2005 and
    $92 in 2004.......................          126        115        160
                                           --------   --------    -------
     Net other comprehensive income (loss)      111      2,193       (776)
                                           --------   --------    -------
Comprehensive income ...................   $ 14,804   $ 38,902   $ 34,597
                                           ========   ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Consolidated Statements of Shareholders' Equity
                    (In thousands, except per share amounts)

                                                          For the Years Ended September 30, 2006, 2005 and 2004
                                     -----------------------------------------------------------------------------------------------

                                        Common Stock         Treasury Stock                                Accumulated
                                     ------------------   --------------------   Additional                   Other
                                                                                   Paid-In    Retained     Comprehensive
                                      Shares    Amount      Shares    Amount       Capital    Earnings        Loss          Total
------------------------------------------------------------------------------------------------------------------------------------

Balances, September 30, 2003, as
   restated .......................    9,765   $ 20,371     2,574   $(23,169)     $  5,098      $142,566       $(4,980)     139,886
Net income, as restated ...........                                                               35,373                     35,373
Net issuance of common stock under
   public offering................     2,905     47,322                                                                      47,322
Net issuance of common stock under
   incentive stock option plan.....      134      1,773        53     (1,069)                                                   704
Tax effect of options exercised -
   disqualifying dispositions......                                                     72                                       72
Cash dividends on common stock
  ($.20 per share).................                                                               (2,254)                    (2,254)
Foreign currency translation, as
   restated .......................                                                                               (936)        (936)
Change in unrealized loss on cash
  flow hedges, net of tax .........                                                                                160          160
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2004, as
   restated .......................   12,804     69,466     2,627    (24,238)        5,170       175,685        (5,756)     220,327
Net income, as restated ...........                                                               36,709                     36,709
Net issuance of common stock under
   incentive stock option plan.....      124      1,196         8       (237)                                                   959
Tax effect of options exercised -
   disqualifying dispositions......                                                    324                                      324
Cash dividends on common stock
  ($.25 per share).................                                                               (3,222)                    (3,222)
Foreign currency translation, as
   restated .......................                                                                              2,078        2,078
Change in unrealized gain on cash
  flow hedges, net of tax .........                                                                                115          115
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2005, as
   restated .......................   12,928     70,662     2,635    (24,475)        5,494       209,172        (3,563)    $257,290
Net income ........................                                                               14,693                     14,693
Net issuance of common stock under
   incentive stock option plan.....       80
Net issuance of common stock under
   incentive stock option plan ....       47        514         1        (11)                                                   503
Tax effect of options exercised -
  disqualifying dispositions ......                                                    277                                      277
Stock-based compensation expense ..                                                    780                                      780
Cash dividends on common stock
   ($.30 per share) ...............                                                               (3,894)                    (3,894)
Foreign currency translation.......                                                                                (15)         (15)
Change in unrealized gain on cash
  flow hedges, net of tax .........                                                                                126          126
                                     -------   --------     -----   --------      --------      ---------     --------     --------
Balances, September 30, 2006 ......   13,055   $ 71,176     2,636   $(24,486)     $  6,551      $219,971      $ (3,452)    $269,760
                                     =======   ========     =====   ========      ========      =========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                            STEEL TECHNOLOGIES INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                For the Years Ended September 30
                                                --------------------------------
                                                  2006      2005        2004
--------------------------------------------------------------------------------
                                                               As Restated,
                                                                See Note 1
                                                          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................  $ 14,693    $ 36,709   $  35,373
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation ..........................    16,601      15,306      14,889
      Stock-based compensation expense ......       780         -           -
      Deferred income taxes .................    (1,040)     (2,073)      2,076
      Minority interest in income of
        consolidated subsidiaries                   931         726         624
      Undistributed equity in net income of
        unconsolidated affiliates ...........    (4,859)     (4,937)     (2,852)
      Provision for bad debts ...............       576       1,094       1,710
      Gain on sale of Custom Steel ..........      (309)        -           -
      Increase (decrease) in cash resulting
        from changes in:
          Trade accounts receivable .........     8,526      11,489     (51,248)
          Inventories .......................   (63,275)     58,146     (94,769)
          Prepaid expenses and other assets .       622        (821)     (2,021)
          Accounts payable ..................     1,104     (26,664)     39,467
          Income taxes payable ..............     2,020      (4,894)      7,145
          Accrued liabilities ...............      (770)        387       4,407
                                                --------    --------    --------
Net cash (used in) provided by operating
  activities ................................   (24,400)     84,468     (45,199)
                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.   (16,955)    (17,343)    (17,255)
  Acquisition, net of cash acquired .........   (33,913)        -           -
  Net cash proceeds from sale of Custom Steel    16,311         -           -
  Proceeds from sale of property,
    plant and equipment .....................       -           602         -
  Repayment of advances to unconsolidated
    affiliates...............................       -         2,000         -
  Other .....................................       -           -           211
                                                --------    --------    --------
Net cash used in investing activities .......   (34,557)    (14,741)    (17,044)
                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ..............    64,000      88,000      88,000
  Principal payments on long-term debt and
    capital lease obligations ...............   (34,649)   (122,000)    (74,400)
  Change in bank overdrafts .................    13,617      (5,247)      2,171
  Cash dividends on common stock ............    (3,894)     (3,222)     (2,254)
  Net issuance of common stock ..............       503         959      48,026
  Excess tax benefits from stock options ....        52         -           -
  Other .....................................       353         -           175
                                                --------    --------    --------
Net cash provided by (used in) financing
  activities ................................     39,982    (41,510)      61,718
                                                --------    --------    --------
Effect of exchange rate changes on cash .....         50        501          40
                                                --------    --------    --------
Net (decrease) increase in cash and
  cash equivalents ..........................    (18,925)    28,718        (485)
Cash and cash equivalents, beginning of year.     30,991      2,273       2,758
                                                --------    --------    --------
Cash and cash equivalents, end of year ......   $ 12,066   $ 30,991    $  2,273
                                                ========    ========    ========

Supplemental Cash Flow Disclosures:
  Cash payments for interest ................   $  6,130   $  3,994    $  4,200
  Cash payments for taxes ...................   $  9,419   $ 24,971    $ 10,941

Supplemental Schedule of Noncash Investing and Financing Activities:
  Equipment acquired with capital
     lease obligations ......................   $  2,989   $    -      $    -

  Fair value of assets acquired, net of
     cash acquired of $16 ...................   $ 59,702   $    -      $    -
  Liabilities assumed .......................     25,789        -           -
                                                --------    --------    --------
  Net cash paid .............................   $ 33,913   $    -      $    -
                                                ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

1.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
On October 30, 2006, the Company announced that it would restate its previously issued consolidated financial statements. The accompanying 2005 and 2004 consolidated financial statements have been restated. The nature of restatements and the effect on the consolidated financial statement line items are discussed in Note 22. In addition, certain disclosures in the following notes have been restated consistent with the consolidated financial statements.


2. SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES:
Description of the Business: Steel Technologies Inc. is an intermediate steel processor engaged in the business of processing flat rolled steel to specified thickness, width, temper and finish requirements for customers' manufacturing processes. A majority of its sales are to industrial customers in North America, manufacturing component parts for use in the automotive industry. Steel Technologies Inc. operates in one reportable segment.

Principles of Consolidation: The consolidated financial statements include the accounts of Steel Technologies Inc. and its majority-owned subsidiaries (the Company). The Company's investments in unconsolidated affiliates are accounted for by the equity method based on the percentage of common ownership and control. All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. The carrying value of cash equivalents approximates fair value due to the short-term maturity of the securities. Checks issued but not presented to banks results in overdraft balances for accounting purposes and are classified as a current liability.

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

Depreciation and Amortization: Depreciation and amortization is computed using the straight-line method with the following estimated useful lives:

      Buildings and improvements   10 - 25 years
      Machinery and equipment       3 - 12 years
      Intangible assets             5 - 35 years

When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in results of operations. Maintenance and repairs are expensed in the year incurred. The Company capitalizes interest costs as part of the cost of constructing major facilities. Interest costs of $410,000, $290,000 and $178,000 were capitalized in 2006, 2005 and 2004, respectively.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired through acquisitions accounted for using the purchase method of accounting. Under Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized but is tested for impairment annually using a fair-value based approach. The annual impairment test was performed during the fourth quarter of fiscal 2006, 2005 and 2004 and no impairments were indicated.

Income Taxes: The Company recognizes an asset or liability for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. A valuation allowance is provided against these deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company also maintains reserves associated with various tax return positions that in management's judgment are not probable of being sustained and other tax related matters.

Revenue Recognition: The Company recognizes revenue for the sale of Company-owned products when persuasive evidence of an arrangement exists, the customer takes title to goods shipped and risk of ownership passes to the customer, the sales price is fixed or determinable, and collection of the relevant receivable is probable. The Company recognizes revenue from toll processing services upon completion of the services and shipment of goods. Sales returns and allowances are recorded as reductions to sales and are provided for based on historical experience and current customer activities.

Shipping and Handling Fees and Costs: Shipping and handling fees billed to customers are included in sales and shipping and handling costs incurred by the Company are included in cost of goods sold.

Advertising Expense:  The Company expenses advertising costs as incurred.

Stock-Based Compensation: As discussed in Note 17 of our Notes to the Consolidated Financial Statements, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payments," on October 1, 2005. Prior to fiscal 2006, as permitted by SFAS No. 123 "Accounting for
Stock-Based Compensation" and amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company followed the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans under the intrinsic value based method. Accordingly, no stock-based compensation expense was recognized for stock options issued under the plans as all stock options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the stock options at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and basic and diluted net income per common share for fiscal 2005 and 2004 would have been affected as follows:



                                              For the Years Ended September 30
                                              --------------------------------
(In thousands, except per share amounts)              2005            2004
------------------------------------------------------------------------------
                                                     As Restated, See Note 1
                                                   ---------------------------
Net income - as reported                           $36,709          $35,373
Total stock-based employee compensation expense
  determined under fair value based
  method for all awards, net of taxes                  205              395
                                                   -------          -------
Net income - pro forma                             $36,504          $34,978
                                                   =======          =======
Diluted net income per share - as reported         $ 2.80           $  3.07
Diluted net income per share - pro forma           $ 2.79           $  3.03
Basic net income per share - as reported           $ 2.85           $  3.13
Basic net income per share - pro forma             $ 2.83           $  3.10

Self-Insurance: The Company is self-insured for employees' medical benefits and participates in an insurance captive for workers' compensation, general liability and automobile insurance claims, with stop-loss coverage provided by a commercial insurer. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into account valuations from third party actuaries, current and historical trends and changes in our business and workforce. The accruals for self-insurance could be affected if future occurrences and claims are different from assumptions used and historical trends.

Earnings Per Common Share: Earnings per common share for all periods presented have been calculated and presented in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Foreign Currency Translation: The Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of the Mexican subsidiary are translated into U.S. dollars at the year-end rate of exchange, and revenues and expenses are translated at average rates of exchange in effect during the period. Resulting translation adjustments are reported as a component of comprehensive income. Foreign currency transaction gains (losses) are included in sales when incurred and were $476,000, ($855,000) and $468,000 in 2006, 2005 and 2004, respectively.

Comprehensive Loss: Accumulated other comprehensive loss consists of the following:



                                                           September 30
                                                  ------------------------------
      (In thousands)                                     2006        2005
      --------------------------------------------------------------------------
                                                                    As Restated,
                                                                     See Note 1

      Cumulative translation adjustment                 $3,693      $3,678
      Unrealized gain on cash flow hedges, net of tax     (241)       (115)
                                                        ------      ------
                                                        $3,452      $3,563
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

Reclassifications: Certain reclassifications were made to conform prior year financial statements to the current year with no effect on net income or shareholders' equity. Such reclassifications included approximately $1,016,000 reclassified from current deferred income tax assets to deferred income tax liabilities as of September 30, 2005.

3.   ACQUISITIONS:

On May 8, 2006, the Company (through its wholly owned subsidiary) acquired all of the outstanding stock of privately held Kasle Steel Corporation (Kasle Steel) headquartered in Dearborn, Michigan. The Company acquired Kasle Steel to expand value-added steel processing capabilities to include exposed automotive blanking. Including its unconsolidated affiliates, Kasle Steel is North America's largest independent supplier of automotive steel blanks. Kasle Steel's wholly owned operations include operations in Flint, Michigan and Windsor, Ontario. Its three unconsolidated affiliates consist of a 50% interest in RSDC of Michigan, L.L.C. in Holt, Michigan; a 50% interest in Kasle Metal Processing, LLC in Jeffersonville, Indiana; and a 49% interest in Delaco-Kasle LLC, a certified minority-owned business in Woodhaven, Michigan.

The Company paid approximately $33,913,000 in cash for the stock of Kasle Steel and assumed approximately $25,789,000 of Kasle Steel's liabilities. In conjunction with the purchase, the Company retired approximately $3,970,000 of Kasle Steel's debt. The Company utilized its existing revolving credit facility to provide funding for the purchase.


Under the terms of the agreement, $2,000,000 of the purchase price was deposited in an escrow account to satisfy indemnification provisions provided by former shareholders of Kasle Steel to the Company. All uncontested escrowed funds will be distributed to the former shareholders at various times from November 2007 through May 2012.

The acquisition has been recorded under the purchase method of accounting, with the operating results being included in the Company's consolidated financial statements since the date of acquisition. Accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. Such preliminary estimates will be adjusted once final valuations are derived, with any adjustment also affecting the carrying value of goodwill. The Company used third party specialist firms to assist in determining the fair value of the assets acquired. The purchase price exceeded the estimated fair values of the net tangible assets acquired by approximately $17,638,000. We preliminarily allocated this excess purchase price to an other intangible asset of $1,500,000, associated deferred tax liabilities of $549,000, and non-deductible goodwill of $16,687,000. The other intangible asset consisted of a non-competition agreement to be amortized over five years.

The following summarizes the allocation of the purchase price of Kasle Steel to the assets acquired and liabilities assumed:




     (In thousands)
     -------------------------------------------------------
     Working capital                              $    234
     Investments in unconsolidated affiliates       33,584
     Property, plant and equipment                   2,753
     Goodwill                                       16,687
     Intangible asset subject to amortization        1,500
     Other current and long-term assets              2,039
     Deferred tax liability, net                    (7,842)
     Debt and capital lease obligations             (8,562)
     Other current and long-term liabilities        (6,480)
                                                  ----------
     Purchase price                               $ 33,913
                                                  ==========


The fair value recorded by the Company for investments in unconsolidated affiliates exceeds the proportionate share of the Company's net book value by approximately $10,400,000. The resulting basis difference has been allocated among long-lived assets and intangible assets based on their relative fair value at the acquisition date. This basis differential is amortized using the straight line method over the estimated useful lives of these long-lived assets and intangible assets. The Company is depreciating the acquired long-lived assets over a longer period than that of the unconsolidated affiliate. During fiscal 2006, the Company recorded an approximately $577,000 increase in equity in net income of unconsolidated affiliates, net as a result of this amortization.


The following pro forma consolidated results of operations have been prepared as if the acquisition of Kasle Steel had occurred as of the beginning of each respective period.

                                                 Year Ended September 30
                                         ---------------------------------------
    (In thousands, except per share amounts)  2006        2005         2004
    ----------------------------------------------------------------------------

      Sales                                $889,560     $981,839     $811,406
      Net income                             14,650       40,726       38,861
      Diluted net income per common share  $   1.12     $   3.11     $   3.37
      Basic net income per common share    $   1.13     $   3.16     $   3.44

This pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results.

4.  DISCONTINUED OPERATIONS:

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

Under the terms of the Stock Purchase Agreement, the Company has agreed to indemnify ARI for any required payments to be made by ARI for liabilities incurred by the Company prior to March 31, 2006. The indemnification provisions for most liabilities expire on March 31, 2008 and require the buyer to incur at least $75,000 in aggregate liabilities before a claim can be asserted. Indemnification provisions for certain liabilities, primarily taxes, expire with applicable statutes of limitations and the remaining provisions, primarily environmental, do not expire. The Company has not recorded any liabilities for these indemnifications since management has determined it is not probable the Company will incur such liabilities. Pursuant to the terms of an Escrow Agreement, ARI deposited $750,000 in an escrow account that will be distributed to the Company at various times prior to September 30, 2007 to the extent there are no indemnification claims made by ARI.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the sale of Custom Steel has been accounted for as a discontinued operation. Accordingly, the results of operations and the gain on the sale have been classified as discontinued operations, net of income taxes, in the accompanying consolidated statements of income. Interest expense on debt that cannot be attributed to other operations of the Company has been allocated to discontinued operations.

Summarized condensed consolidated income statement information of Custom Steel follows:

                                                 Year Ended September 30
                                         ---------------------------------------
    (In thousands)                            2006        2005         2004
    ----------------------------------------------------------------------------

   Sales                                   $ 23,470    $ 44,052      $ 21,558
   Income before income taxes                 1,154       4,456         1,123
   Income from continuing operations            722       2,897           732
   Gain on sale, net of income taxes            309         -             -
   Net income                                 1,031       2,897           732


A summary of the assets and liabilities of Custom Steel held for sale follows:


                                                September 30
      (In thousands)                                2005
     -------------------------------------------------------
     Inventories                                  $  7,295
     Property, plant and equipment, net              4,009
     Goodwill                                        9,157
     Other assets                                       14
                                                 -----------
        Assets held for sale                        20,475
                                                 -----------
     Accrued liabilities                                14
     Deferred income tax liability                     185
                                                 -----------
        Liabilities associated with
            assets held for sale                       199
                                                 -----------
     Net assets held for sale                     $ 20,276
                                                 ===========


5.  INVENTORIES:
Inventories consist of:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2006         2005
    ----------------------------------------------------------------------------

    Raw materials                                       $ 129,427    $  79,813
    Finished goods and work in process                     51,840       34,315
                                                        ---------    ---------
                                                        $ 181,267    $ 114,128
                                                        =========    =========

6.  PROPERTY,  PLANT AND  EQUIPMENT:
Property, plant and equipment and related accumulated depreciation consist of the following:

                                                              September 30
                                                        ------------------------
    (In thousands)                                         2006         2005
    ----------------------------------------------------------------------------

    Land and improvements                               $  6,495     $  6,232
    Buildings and improvements                            73,446       70,398
    Machinery and equipment                              176,410      153,505
    Construction in progress                               3,103        7,597
                                                        --------     --------
                                                         259,454      237,732
    Less accumulated depreciation                        146,812      131,240
                                                        --------     --------
                                                        $112,642     $106,492
                                                        ========     ========

7.   GOODWILL AND INTANGIBLE ASSETS:
Approximately $27,053,000 and $8,991,000, or 5.3% and 2.1%, of our total assets as of September 30, 2006 and 2005, respectively, consists of unamortized intangible assets and goodwill. A summary of changes in our goodwill and other intangible assets for the years ended September 30, 2006 and 2005 follows:



                       Net Amount at                               Net Amount at
                       September 30,                               September 30,
    (In thousands)      2005 & 2004   Acquisition   Amortization         2006
    ----------------------------------------------------------------------------

    Goodwill            $  8,991       $  16,687       $    -        $  25,678
    Definite lived
      intangible asset       -             1,500           (125)         1,375
                        --------       ---------       --------      ---------
    Total               $  8,991       $  18,187       $   (125)     $  27,053
                        ========       =========       =========     =========

The definite lived intangible asset will be amortized over a weighted average life of 4.6 years and will result in amortization expense of $300,000 per year from 2007 to 2010 and $175,000 in 2011.

8.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
Summarized condensed consolidated income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), a 50% owned unconsolidated affiliate, the three Kasle Steel unconsolidated affiliates (see Note 3) and Ferrolux Metals Co., LLC, a 49% owned unconsolidated affiliate, all accounted for using the equity method of accounting, follows:


                                                              September 30
                                                        ------------------------
    BALANCE SHEETS (In thousands)                         2006           2005
    ----------------------------------------------------------------------------

        Assets:
           Current assets                               $123,936        $ 83,244
           Other  assets                                  99,449          35,224
        Liabilities:
           Current liabilities                            73,763          37,606
           Long-term liabilities                          37,768          30,502


                                            For the Years Ended September 30
                                         ---------------------------------------
    STATEMENTS OF INCOME (In thousands)      2006        2005         2004
    ----------------------------------------------------------------------------

        Net sales                          $307,195     $302,325     $214,665
        Gross profit                         29,694       27,584       18,552
        Net income                           11,954        9,886        5,717


The Company's equity in undistributed net income of its unconsolidated affiliates, net was $19,227,000 and $14,213,000 at September 30, 2006 and 2005,
respectively. The Company received distributions of approximately $1,111,000, $211,000 and $45,000 in 2006, 2005 and 2004, respectively. While distributions from Mi-Tech Steel are permitted if authorized by Mi-Tech Steel's Board of Directors, such distributions are restricted by one of Mi-Tech Steel's loan agreements by limiting distributions to 15% of Mi-Tech Steel's net income in any fiscal year.

The Company has various other transactions with its unconsolidated affiliates. Both the Company and the unconsolidated affiliates buy and sell products and services at prevailing market prices from each other. Beginning in February 2005, the Company incurred expenses from Mi-Tech Steel for toll processing and storage services provided at its Decatur, Alabama facility at agreed upon rates. Prior to February 2005, Mi-Tech Steel was reimbursed for operating costs incurred at its Decatur, Alabama facility by its owners. Equity in the net income of Mi-Tech Steel and management fee income are also included in operating income of the Company. A summary of transactions between the Company and its unconsolidated affiliates during fiscal 2006, 2005 and 2004 follows:


                                            For the Years Ended September 30
                                         ---------------------------------------
(In thousands)                                2006        2005         2004
--------------------------------------------------------------------------------
Sales to unconsolidated affiliates         $4,190       $3,736       $2,881
Purchases from and expense reimbursements
   to Mi-Tech Steel                         1,729        2,102        1,688
Interest income from Mi-Tech Steel            -             72           67
Equity in net income of
   unconsolidated affiliates, net           5,971        4,937        2,852

As a result of the transactions above, accounts receivable from unconsolidated affiliates was $741,000 and $302,000 as of September 30, 2006 and 2005, respectively. Accounts payable to unconsolidated affiliates was $235,000 and $103,000 as of September 30, 2006 and 2005, respectively.

9.  LONG-TERM DEBT:
Long-term debt consists of the following:

                                                            September 30
                                                   -----------------------------
(In thousands)                                          2006           2005
--------------------------------------------------------------------------------
Notes payable to bank, unsecured under current
   line of credit; interest rates at September 30,
   2006 ranged from 6.77% to 8.25% and at
   September 30, 2005 was 4.29%                     $   64,000     $   30,000
Series A Senior Notes payable, unsecured, due
   October 2011; interest due semiannually at 5.33%     10,000         10,000
Series B Senior Notes payable, unsecured, due
   October 2014; interest due semiannually at 5.75%     40,000         40,000
Payables to former shareholders of Kasle Steel,
   unsecured, due from January 2010 to May 2017;
   monthly payments of $46,000 including interest
   ranging from 5.82% to 7.00% and an annual
   principal payment of $350,000 plus interest
   at 9.00%                                              4,443            -
Other                                                       69            -

                                                    -----------    -----------
                                                       118,512         80,000
        Less amount due within one year                    776            -
                                                    -----------    -----------
                                                    $  117,736     $   80,000
                                                    ===========    ===========

In September 2004, the Company entered into a $135,000,000 unsecured revolving credit facility with its existing bank group. In October 2005, the Company amended its facility to extend the maturity date to October 2010 and improve interest rates. Under certain circumstances, the facility can be expanded to $200,000,000. Interest on the facility is paid with various variable options on the interest rate, none of which are greater than the bank's prime. The Company can elect to use both the LIBOR based interest rate and the prime interest rate on its outstanding borrowings under the agreement. At September 30, 2006, there was $64,000,000 outstanding on this credit facility.

In October 2004, the Company issued $50,000,000 in unsecured senior notes. The notes are comprised of $10,000,000 of 5.33% Series A Senior Notes due October 21, 2011 and $40,000,000 of 5.75% Series B Senior Notes due October 21, 2014.

Provisions contained in the Company's revolving credit facility and unsecured senior notes require the Company to maintain specified levels of net worth, maintain certain financial ratios and limit capital expenditures, operating leases, capital leases and additional debt. The Company estimates that the fair value of fixed interest debt instruments approximates $54,518,000 at September 30, 2006. The fair value of the Company's debt is estimated based on quoted market rates or current rates offered to the Company on comparable remaining maturities.

The aggregate amount of all long-term debt to be repaid for the years following September 30, 2006 is (in thousands):




       2007                $     776
       2008                      731
       2009                      755
       2010                      781
       2011                   64,333
       Thereafter             51,136
                           ----------
                           $ 118,512
                           ==========

10. LEASES:
The Company leases certain equipment under various capital lease agreements. Future minimum lease payments at September 30, 2006 under non-cancelable capital leases with an original term exceeding one year are as follows (in thousands):


       2007                              $  1,512
       2008                                 1,109
       2009                                   741
       2010                                   341
       2011                                   128
       Thereafter                              34
                                         ---------
      Total                                 3,865
      Less amounts representing interest     (392)
                                         ---------
                                            3,473
      Less current portion of obligation
       under capital leases                 1,298
                                         ---------
      Long-term portion of obligations
       under capital lease               $  2,175
                                         =========

Assets of $4,102,000 are held under capital leases and are included in property, plant and equipment in the accompanying consolidated balance sheet, less accumulated depreciation of $155,000 as of September 30, 2006. There were no assets held under capital leases as of September 30, 2005.

The Company also leases certain property and equipment from third parties under non-cancelable operating lease agreements. Rent expense under operating leases was $2,259,000, $1,997,000 and $1,767,000 in 2006, 2005 and 2004, respectively.
Future minimum lease payments at September 30, 2006 for non-cancelable operating leases with an original term in excess of one year are as follows (in thousands):


       2007                $     880
       2008                      717
       2009                      390
       2010                       19
                           ----------
       Total               $   2,006
                           ==========

11.  FINANCIAL INSTRUMENTS:
In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into an interest rate swap contract with a major financial institution on June 20, 2005. The interest rate swap contract began December 8, 2005. Under the terms of the contract, which matures in September 2008, the Company will receive a LIBOR based variable interest rate (5.39% at September 30, 2006) and pay a fixed interest rate of 4.31% on a notional amount of $30,000,000. The Company also entered into an interest rate swap contract in August 2001. Under the terms of this contract, which matured in February 2004, the Company received a LIBOR based variable rate and paid a fixed interest rate of 4.48% on a notional amount of $15,000,000. The variable interest rates paid on these contracts are determined based on LIBOR on the last day of the applicable borrowing period, which is consistent with the variable rate determination on the underlying debt.

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

The Company designated each interest rate swap contract as a cash flow hedge of anticipated interest payments under its variable rate line of credit agreement. Gains and losses are recorded in accumulated other comprehensive income and are reclassified into net income as interest expense, net in the periods in which the related variable interest is paid. The Company estimates that the fair value of the interest rate swap contract approximates $392,000 at September 30, 2006. The fair value of this contract debt is estimated based on quoted market rates on contracts with comparable remaining maturities. The Company expects to reclassify approximately $126,000 of the $241,000 recorded in accumulated other comprehensive loss into net income as a reduction of interest expense, during fiscal 2007.

12.  SHAREHOLDERS' EQUITY:
In April 1998, the Company adopted a shareholder rights plan by declaring a dividend of one right for each share of Common Stock outstanding payable to shareholders of record on May 14, 1998. Each right entitles shareholders to buy one one-hundredth of a share of Series A junior participating preferred stock for $50 per share. The rights may be exercised only if a person or group acquires 20% or more of the outstanding shares of common stock or announces a tender offer or exchange offer that would result in ownership of 20% or more of the common stock. The rights currently trade with the Company's common stock and may be redeemed by the Board of Directors for one cent per right until they become exercisable, and thereafter under certain circumstances. The rights expire in 2008.

The Company's Articles of Incorporation authorized 500,000 shares of no par value preferred stock, of which 200,000 shares have been reserved and designated Series A 1998 junior participating preferred stock for possible issuance under the Company's shareholder rights plan. As of September 30, 2006, no preferred shares have been issued.

13.  RETIREMENT PLAN:
The Company maintains a 401(k) defined contribution pension plan. Annual expense provisions are based upon the level of employee participation as the plan requires the Company to match a certain portion of the employees' contributions. Total retirement plan expense was $1,351,000, $1,378,000 and $1,140,000 in 2006,
2005 and 2004, respectively. The Company follows the policy of funding retirement plan contributions as accrued.

14.  INCOME TAXES:
The following table represents the components of the provision for income taxes:



                                             For the Years Ended September 30
                                         ---------------------------------------
     (In thousands)                          2006         2005         2004
     ---------------------------------------------------------------------------
                                                        As Restated, See Note 1
                                                        ------------------------

     Current:
       Federal                             $ 2,760      $14,448      $15,541
       State and local                         456        1,460        1,872
       Foreign                               4,785        2,517          830
                                           -------      -------      -------
                                             8,001       18,425       18,243
                                           =======      =======      =======

     Deferred:
        Federal                                 14         (436)        (751)
        State and local                          2          (31)         (59)
        Foreign                             (1,119)      (1,490)       2,417
                                           -------     --------     --------
                                            (1,103)      (1,957)       1,607
                                           -------     --------     --------
                                           $ 6,898      $16,468      $19,850
                                           =======     ========     ========

Net income before income taxes in the United States was $7,463,000, $42,779,000 and $45,691,000 in 2006, 2005 and 2004, respectively. Net income before income taxes in Canada and Mexico, on a combined basis, was $13,097,000, $7,501,000 and $8,800,000 in 2006, 2005 and 2004, respectively.

The Company's share of undistributed earnings of the Company's foreign subsidiary of approximately $33,287,000 and $24,101,000 at September 30, 2006 and 2005, respectively, are considered to be indefinitely reinvested. Accordingly, no provision for deferred taxes on those undistributed earnings has been made. Upon distribution of those earnings in the form of dividends or otherwise, the earnings may become taxable.

Deferred income taxes are recorded at currently enacted rates and result from temporary differences in the carrying amounts of assets and liabilities for tax and financial statement purposes. The primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows:



                                                            September 30
                                                   -----------------------------
        (In thousands)                                 2006           2005
        ------------------------------------------------------------------------
                                                                    As Restated,
                                                                    See Note 1
        Deferred tax assets:
          Inventory                                $    -           $    116
          Provision for doubtful
            accounts receivable                         808              584
          Accrued liabilities                         2,948            1,103
          Property, plant and equipment                 729              713
          Net operating loss carryforward             1,185              -
          Other                                         121               54
                                                   ---------        ---------
             Total deferred tax assets                5,791            2,570
              Less:  valuation allowance             (1,185)             -
                                                   ---------        ---------
             Net deferred tax assets                  4,606            2,570
        Deferred tax liabilities:
          Property, plant and equipment               3,084            3,937
          Inventory                                   4,735            5,624
          Investment in partnership                   3,497            4,287
          Investment in unconsolidated affiliates    11,653              366
          Other                                         192               70
                                                   ---------        ---------
             Total deferred tax liabilities          23,161           14,284
                                                   ---------        ---------
        Net deferred tax liabilities               $ 18,555         $ 11,714
                                                   =========        =========

At September 30, 2006, the Company had tax benefits for Canadian net operating loss carryforwards of approximately $1,185,000 that expire from fiscal 2008 to fiscal 2010. These net operating loss carryforwards are subject to utilization limitations. A valuation allowance of $1,185,000 has been recognized to offset the deferred tax assets related to the net operating loss carryforwards as the Company has determined that it is more likely than not that there will not be sufficient taxable income in future years to utilize the net operating loss carryforwards.

A reconciliation of the provision for income taxes with amounts computed by applying the federal statutory rate to income before income taxes follows:


                                             For the Years Ended September 30
                                             --------------------------------
                                               2006       2005       2004
                                               ----       ----       ----
                                                       As Restated, See Note 1
    Tax at U.S. federal statutory rate         34.0%      35.0%      35.0%
    State and local income taxes, net
       of U.S. federal tax benefit              3.8        2.4        2.8
    Equity in net income of
       unconsolidated affiliates, net          (2.5)      (2.8)      (1.4)
    Revision of prior year income tax
       estimates                               (0.5)       0.8        0.2
    Effect of foreign income taxed at
       different rates                         (4.1)      (3.3)       0.1
    Non-deductible incentive stock options      2.0         -          -
    Other, net                                  0.9        0.7       (0.3)
                                               ----       ----       ----
                                               33.6%      32.8%      36.4%
                                               ====       ====       ====

15.  SEGMENT INFORMATION:
The Company operates in one reportable segment as an intermediate processor of flat rolled steel. Sales are attributed to countries based on the location of the facility which fulfilled the customer's order. The following table summarizes the Company's sales by geographic region in 2006, 2005 and 2004.


(In thousands)                      2006             2005              2004
--------------------------------------------------------------------------------
Sales:
   United States                  $ 713,784        $ 811,784         $ 663,516
   Canada and Mexico                162,337          145,955           101,778
                               --------------   --------------    --------------
     Total                        $ 876,121        $ 957,739         $ 765,294
                               ==============   ==============    ==============


The following table summarizes the Company's long-lived assets by geographic region at September 30, 2006 and 2005.


(In thousands)                      2006             2005
---------------------------------------------------------------
Long-lived assets:
   United States                  $ 125,480        $ 104,693
   Canada and Mexico                 12,840           10,790
                               --------------   ---------------
     Total                        $ 138,320        $ 115,483
                               ==============   ===============

16.  CONTINGENCIES:
From time to time, in the normal course of business, the Company is involved in certain litigation and claims pending with respect to various business matters. In the event there is any resulting liability with respect to such claims, it is management's opinion they will not have a material effect on its consolidated financial position, results of operations or cash flows.

17.  STOCK OPTION PLANS:
The Company granted incentive stock options to employees to purchase shares at not less than 100% of market value at date of grant or non-qualified stock options at a price determined by the Compensation Committee of the Company's Board of Directors. Generally, options were exercisable at the rate of 20% a year beginning one year from date of grant and expired ten years from the date of grant. On November 4, 2005, the remaining 91,000 shares available were granted at an average exercise price of $25.42.

On January 26, 2006, the shareholders of the Company voted to adopt the 2006 Restricted Stock Plan (the 2006 Plan), which was previously approved by the Board of Directors on November 4, 2005. The 2006 Plan authorizes the award of up to 300,000 shares of the Company's Common Stock, no par value, which may be awarded as authorized, but unissued, shares. The terms of any award of shares will be determined by the Compensation Committee in its sole discretion at the time of the award. Unless otherwise specified by the Committee, none of the shares awarded shall be restricted for a period of less than one year or more than ten years. The number of shares that may be awarded to any single employee will not be limited by the 2006 Plan. On April 27, 2006, 80,000 restricted shares were granted under the 2006 Plan, which vest at a rate of 33.33% a year over three years. On July 27, 2006, 5,000 restricted shares were granted under the 2006 Plan, which vest at a rate of 20% a year over five years.

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

As a result of adopting SFAS No. 123(R), the Company recorded stock-based compensation expense included in selling, general and administrative expenses of $780,000 in 2006. In addition, the Company recognized an income tax benefit for disqualifying dispositions of stock options of $84,000 in 2006, of which approximately $32,000 was recorded as a reduction in income tax expense during fiscal 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the options granted on November 4, 2005:




Expected dividend yield                        1.4%
Expected stock price volatility               46.0%
Weighted average risk-free interest rate       4.6%
Expected life of options (years)               6.5

The assumptions for expected dividend yield, expected stock price volatility and expected life of options are based on historical trends. The weighted average risk-free interest rate is based on a traded zero-coupon U.S. Treasury bond with a term equal to the option's expected life. The weighted average fair value for the options granted during 2006 using the assumptions listed above was $11.52 per share. There were no options granted during 2005 and 2004.

The summary of the status of all of the Company's stock incentive plans as of September 30, 2006, 2005 and 2004 and changes during the years then ended is presented below:


                                                  Weighted
                                                  Average
                                Shares Under      Exercise
                                   Plans            Price
                                ------------      --------
   Balance, September 30, 2003     614,265        $  9.16
   Granted                             -              -
   Exercised                      (182,006)       $  9.27
   Canceled                           -               -
                                   -------        -------
   Balance, September 30, 2004     432,259        $  9.11
   Granted                             -              -
   Exercised                      (127,759)       $  8.60
   Canceled                            -              -
                                   -------        -------
   Balance, September 30, 2005     304,500        $  9.32
   Granted                          91,000        $ 25.42
   Exercised                       (42,400)       $  9.10
   Canceled                        (14,700)       $ 18.00
                                   -------        -------
   Balance, September 30, 2006     338,400        $ 13.30
                                   =======        =======


                      Shares    Weighted    Weighted     Aggregate
                   Outstanding   Average     Average     Intrinsic     Aggregate
                       Under    Exercise   Contractual   Value Per     Intrinsic
                       Plan      Price        Term       Share (1)     Value (1)
--------------------------------------------------------------------------------
Options outstanding
  at September 30, 2006  338,400    $ 13.30    5.56 years   $  7.76   $2,626,000
Options exercisable
  at September 30, 2006  188,000    $  8.85    4.01 years   $ 10.78   $2,026,000
Options vested and
  expected to vest       338,400    $ 13.30    5.56 years   $  7.76   $2,626,000

(1) Computed based upon the amount by which the fair market value of the Company's common stock at September 30, 2006 of $19.63 per share exceeded the weighted average exercise price.

The total intrinsic value of stock options exercised was $636,000, $2,559,000 and $2,025,000 for 2006, 2005 and 2004, respectively. All unexercised options expire from 2008 to 2015.

The summary of restricted stock as of September 30, 2006 and changes during the year are presented below:

                               Restricted
                                  Stock
                               ----------

Balance, September 30, 2005         -
Granted                          85,000
Exercised                           -
Forfeited                        (5,000)
                                 ------
Balance, September 30, 2006      80,000
                                 ======


Total compensation costs related to non-vested options and restricted stock awards not yet recognized was approximately $2,234,000 at September 30, 2006. We expect to recognize this compensation cost as follows using the graded vesting method over a weighted average period of 1.86 years:


                                       Amount
                                   --------------

         2007                        $  937,000
         2008                           774,000
         2009                           441,000
         2010                            61,000
         2011                            21,000
                                   --------------
         Total                       $2,234,000
                                   ==============

18.  NET INCOME PER SHARE COMPUTATIONS:
The following is a reconciliation of the numerator of the basic and diluted per share computations:


                                                         For the Years Ended
                                                           September 30
                                                     --------------------------
(In thousands, except per share results)             2006      2005       2004
-------------------------------------------------------------------------------
                                                                As Restated,
                                                                 See Note 1
                                                             ------------------
 Net income .....................................  $14,693   $ 36,709  $35,373

 Shares (denominator) used for diluted per share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    12,956    12,894    11,284
  Plus: dilutive effect of stock options ........       161       204       249
                                                    -------   -------   -------
      Adjusted weighted average shares ..........    13,117    13,098    11,533
                                                    -------   -------   -------
Shares (denominator) used for basic per share
  computations:
  Weighted average shares of common stock
  outstanding ...................................    12,956    12,894    11,284

   Net income per share amounts:

   Diluted earnings per commons share:
      From continuing operations ................   $  1.04   $  2.58   $  3.00
      From discontinued operations ..............      0.08      0.22      0.06
                                                    -------   -------   -------
                                                    $  1.12   $  2.80   $  3.07
                                                    =======   =======   =======
Basic earnings per common share:
      From continuing operations ................   $  1.05   $  2.62   $  3.07
      From discontinued operations ..............      0.08      0.22      0.06
                                                    -------   -------   -------
                                                    $  1.13   $  2.85   $  3.13
                                                    =======   =======   =======


Options to purchase 83,500 shares for the year ended September 30, 2006 were excluded from the calculation above because the exercise prices of the options were greater than the average market price of the Company's stock during the periods. All outstanding options are included in the diluted earnings per common share calculation above for the years ended September 30, 2005 and 2004.

19.  RELATED PARTY TRANSACTIONS:
The Company has various  transactions  with its  unconsolidated  affiliates (see
Note 8). Also, the Company has recorded sales of $13,884,000, $17,764,000 and $18,369,000 in 2006, 2005 and 2004, respectively, and has accounts receivable of $1,084,000 and $2,508,000 as of September 30, 2006 and 2005, respectively, for scrap products sold to a company owned by an officer and director of the Company. Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2006, the Audit Committee reviewed and approved these transactions. The Company has the ability to continue or cease selling scrap steel to this company at any time.

20.  MAJOR CUSTOMERS:
Sales to one customer accounted for approximately 12% of the Company's sales in fiscal 2006 and 2005. No single customer accounted for more than 10% of our sales in fiscal 2004. The loss of this customer could have a material adverse effect on the Company's results of operations, financial position and cash flows.

21.  IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF 06-03 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)". EITF 06-03 requires that any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer should be presented on a gross
(included in revenues and costs) or a net (excluded from revenues) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The requirements of EITF 06-03 are effective for us beginning January 1, 2007. We are in the process of evaluating the effect of EITF 06-03 and have not determined whether its adoption will have a material impact on our financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron-curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company is required to apply the provisions of SAB 108 for our fiscal year that began October 1, 2006.

22.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS:
On October 30, 2006, the Company announced that it would restate its previously issued consolidated financial statements. Management of the Company became aware that it had incorrectly recorded certain deferred tax assets and liabilities resulting in an overstatement of income tax expense of approximately $1,031,000 and an understatement of net income from continuing operations of approximately $1,003,000 between January 1, 1999 and June 30, 2006. For the nine months ended June 30, 2006, income tax expense was understated by approximately $1,148,000 and net income from continuing operations was overstated by approximately $1,054,000. Shareholders' equity was understated by approximately $1,462,000, $2,531,000 and $2,078,000 as of June 30, 2006, September 30, 2005 and September
30, 2004, respectively.

The incorrect income tax expense occurred as a result of the following items:

* The Company's deferred tax assets did not include the expected future tax benefits for an increase in Mexico's depreciable tax basis of fixed assets that were indexed for inflation between January 1, 1999 and June 30, 2006.
* Deferred tax assets and liabilities for the Company's Mexican operations were not measured at the enacted tax rates for the tax years in which they were expected to reverse between January 1, 2003 and June 30, 2006.
* A deferred tax asset was not identified or recorded for an accrued expense that became deductible for income tax purposes in Mexico effective January 1, 2005.
* Deferred tax assets and liabilities derived from the Company's fixed assets in the United States were not measured correctly between September 30, 2001 and September 30, 2005 as the result of clerical errors.


The following  tables  summarize the effects of the restatement (in thousands):

                           Consolidated Balance Sheet
                               September 30, 2005
                         Summary of Restatement Impacts
                                 (In thousands)
--------------------------------------------------------------------------------
                                        Previously
                                       Reported (1)   Adjustments    Restated
                                       ------------   -----------    --------
Deferred income taxes                 $    254       $   (185)       $    69
Total current liabilities               74,636           (185)        74,451

Deferred income taxes                   14,634         (2,521)        12,113
Total liabilities                      170,758         (2,706)       168,052

Minority interest                        2,269            175          2,444

Retained earnings                      207,116          2,056        209,172
Accumulated other comprehensive loss    (4,038)           475         (3,563)
Total shareholders' equity             254,759          2,531        257,290



                        Consolidated Statements of Income
                 For the Years Ended September 30, 2005 and 2004
                         Summary of Restatement Impacts
                    (In thousands, except per share amounts)
------------------------------------------------------------------------------------------------
                                     September 30, 2005                September 30, 2004
                             ---------------------------------  --------------------------------
                              Previously                        Previously
                             Reported (1)      Adj.   Restated  Reported (1)     Adj.   Restated
                             ------------    ------   --------  ------------   ------   --------
Minority interest in
 income of consolidated
 subsidiary                    $     (655)   $ (71)   $  (726)  $      (626)   $   2    $  (624)
Income before income taxes         50,351      (71)    50,280        54,489        2     54,491
Provision for income taxes         16,935     (467)    16,468        20,015     (165)    19,850
Income from continuing
 operations                        33,416      396     33,812        34,474      167     34,641
Net income                         36,313      396     36,709        35,206      167     35,373

Diluted earnings per common share:
 From continuing operations    $     2.55    $0.03    $  2.58   $      2.99    $0.01    $  3.00
 From discontinued operations        0.22      -         0.22          0.06      -         0.06
                             ------------    ------    -------  ------------   ------   --------
                               $     2.77    $0.03    $  2.80   $      3.05    $0.01    $  3.07
                             ============    =====    ========  ============   ======   ========



A comparison of the Company's condensed consolidated statements of income for each quarter of fiscal 2006 and 2005 follows:

                        Consolidated Statements of Income
                For the Quarters Ended December 31, 2005 and 2004
                         Summary of Restatement Impacts
               (Unaudited, in thousands, except per share amounts)
------------------------------------------------------------------------------------------------
                                      December 31, 2005                 December 31, 2004
                             ---------------------------------  --------------------------------
                              Previously                        Previously
                             Reported (1)      Adj.   Restated  Reported (1)     Adj.   Restated
                             ------------    ------   --------  ------------   ------   --------
Minority interest in
 income of consolidated
 subsidiary                    $     (224)   $ (12)   $  (236)  $      (245)   $  (9)   $  (254)
Income before income taxes          3,857      (12)     3,845        21,446       (9)    21,437
Provision for income taxes          1,092     (118)       974         7,690      (95)     7,595
Income from continuing
 operations                         2,765      106      2,871        13,756       86     13,842
Net income                          3,234      106      3,340        14,517       86     14,603

Diluted earnings per common share:
 From continuing operations    $     0.21    $0.01    $  0.22   $      1.05    $0.01    $  1.06
 From discontinued operations        0.04      -         0.04          0.06      -         0.06
                             ------------    ------    -------  ------------   ------   --------
                               $     0.25    $0.01    $  0.26   $      1.11    $0.01    $  1.12
                             ============    =====    ========  ============   ======   ========


                        Consolidated Statements of Income
                 For the Quarters Ended March 31, 2006 and 2005
                         Summary of Restatement Impacts
               (Unaudited, in thousands, except per share amounts)
------------------------------------------------------------------------------------------------
                                        March 31, 2006                   March 31, 2005
                             ---------------------------------  --------------------------------
                              Previously                        Previously
                             Reported (1)      Adj.   Restated  Reported (1)     Adj.   Restated
                             ------------    -------  --------  ------------   ------   --------
Minority interest in
 income of consolidated
 subsidiary                    $     (142)   $   10   $  (132)  $      (254)   $ (64)   $  (318)
Income before income taxes          3,104        10     3,114        20,843      (64)    20,779
Provision for income taxes            776        98       874         6,566     (641)     5,925
Income from continuing
 operations                         2,328       (88)    2,240        14,277      577     14,854
Net income                          2,973       (88)    2,885        15,354      577     15,931

Diluted earnings per common share:
 From continuing operations    $     0.18    $(0.01)  $  0.17   $      1.09    $0.04    $  1.13
 From discontinued operations        0.05      -         0.05          0.08      -         0.08
                             ------------    -------   -------  ------------   ------   --------
                               $     0.23    $(0.01)  $  0.22   $      1.17    $0.04    $  1.22
                             ============    ======   ========  ============   ======   ========

                        Consolidated Statements of Income
                  For the Quarters Ended June 30, 2006 and 2005
                         Summary of Restatement Impacts
               (Unaudited, in thousands, except per share amounts)
------------------------------------------------------------------------------------------------
                                         June 30, 2006                     June 30, 2005
                             ---------------------------------  --------------------------------
                              Previously                        Previously
                             Reported (1)      Adj.   Restated  Reported (1)     Adj.   Restated
                             ------------    -------  --------  ------------   ------   --------
Minority interest in
 income of consolidated
 subsidiary                    $     (507)   $   96   $  (411)  $       (87)   $   2    $   (85)
Income before income taxes          8,726        96     8,822         7,758        2      7,760
Provision for income taxes          2,045     1,168     3,213         2,730       18      2,748
Income from continuing
 operations                         6,681    (1,072)    5,609         5,028      (16)     5,012
Net income                          6,577    (1,072)    5,505         5,671      (16)     5,655

Diluted earnings per common share:
 From continuing operations    $     0.51    $(0.08)  $  0.43   $      0.38    $ -      $  0.38
 From discontinued operations       (0.01)     -        (0.01)         0.05      -         0.05
                             ------------    -------   -------  ------------   ------   --------
                               $     0.50    $(0.08)  $  0.42   $      0.43    $ -      $  0.43
                             ============    ======   ========  ============   ======   ========


                        Consolidated Statements of Income
                    For the Quarter Ended September 30, 2005
                         Summary of Restatement Impacts
               (Unaudited, in thousands, except per share amounts)
--------------------------------------------------------------------------------
                                      September 30, 2005
                             ---------------------------------
                              Previously
                             Reported (1)      Adj.   Restated
                             ------------    -------  --------
Minority interest in
 income of consolidated
 subsidiary                    $      (69)   $  -     $   (69)
Income before income taxes            304       -         304
Provision for income taxes            (51)      251       200
Income from continuing
 operations                           355      (251)      104
Net income                            771      (251)      520

Diluted earnings per common share:
 From continuing operations    $     0.03    $(0.02)  $  0.01
 From discontinued operations        0.03       -        0.03
                             ------------    -------   -------
                               $     0.06    $(0.02)  $  0.04
                             ============    ======   ========

The Company has also restated its consolidated statement of cash flows for the years ended September 30, 2005 and 2004 to report changes in bank overdrafts as financing activities. Previously, the Company had incorrectly reported the changes in bank overdrafts as operating cash flows. The impact on the consolidated statements of cash flows follows:



                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 2005 and 2004
                         Summary of Restatement Impacts
                                 (In thousands)
------------------------------------------------------------------------------------------------
                                      September 30, 2005                September 30, 2004
                             ---------------------------------  --------------------------------
                              Previously                        Previously
                             Reported (1)      Adj.    Amount   Reported (1)     Adj.    Amount
                             ------------    -------  --------  ------------   ------   --------
Increase (decrease) in cash
 resulting from changes in
 accounts payable              $  (31,911)   $5,247   $(26,664) $    41,638    $(2,171) $39,467
Net cash provided by (used
 in) operating activities          79,221     5,247     84,468      (43,028)    (2,171) (45,199)
Change in bank overdrafts             -      (5,247)    (5,247)         -        2,171    2,171
Net cash (used in) provided
 by financing activities          (36,263)   (5,247)  (41,510)       59,547      2,171   61,718
Net increase (decrease) in
 cash and cash equivalents         28,718       -       28,718         (485)       -       (485)


In addition to the items discussed above, the Company has reclassified its income statement presentation of equity in net income of unconsolidated affiliates, net and minority interest in income of its Mexican subsidiary. The Company previously reported equity in net income of unconsolidated affiliates, net as a component of operating income; this amount has now been reclassified to income before taxes. Also, the Company previously reported its minority interest in income of its Mexican operations as a component of cost of goods sold; this amount has now been reclassified as a separate line item in income before taxes. The impact on the consolidated statements of income follows:

                        Consolidated Statements of Income
                 For the Years Ended September 30, 2005 and 2004
                       Summary of Reclassification Impacts
                                 (In thousands)
------------------------------------------------------------------------------------------------
                                      September 30, 2005                September 30, 2004
                             ---------------------------------  --------------------------------
                              Previously                        Previously
                               Reported                          Reported
                                (1)(2)       Reclass  Restated    (1)(2)       Reclass   Restated
                             ------------    -------  --------  ------------   -------   --------

Cost of goods sold             $  872,463    $ (726)  $871,737  $   676,930    $  (624)  $676,306
Gross profit                       85,276       726     86,002       88,364        624     88,988
Operating income                   53,912    (4,211)    49,701       57,589     (2,228)    55,361
Minority interest in income
 of consolidated subsidiary           -        (726)     (726)          -         (624)      (624)
Equity in net income of
 unconsolidated affiliates, net     4,937       -       4,937         2,852        -        2,852
Income before income taxes         50,280       -      50,280        54,491        -       54,491


Finally, the Company reclassified minority interest on the consolidated balance sheets from other long-term liabilities. The impact on the consolidated balance sheet follows:

                           Consolidated Balance Sheet
                               September 30, 2005
                       Summary of Reclassification Impacts
                                 (In thousands)
--------------------------------------------------------------------------------
                                       Restated before
                                           Reclass (2)    Reclass    Restated
                                       ---------------    -------    --------
Other long-term liabilities              $  3,932        $ (2,444)   $  1,488
Total liabilities                         170,496          (2,444)    168,052
Minority interest                             -             2,444       2,444


(1) Previously reported amounts include Custom Steel accounted for as a discontinued operation.

(2)  Previously reported amounts include effect of restatement discussed above.

   Management's Responsibility for Financial Statements and Other Information

Our management is responsible for the preparation, presentation, and integrity of the consolidated financial statements and other information presented in this Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, including amounts based on management's best estimates and judgments. In management's opinion, the consolidated financial statements fairly present the Company's financial position, results of operations and cash flows. All other financial information in this report has been presented on a basis consistent with the information included in the consolidated financial statements.

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

        Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company completed an acquisition of Kasle Steel Corporation (Kasle Steel) during 2006 that was excluded from management's assessment of internal control over financial reporting as of September 30, 2006. Kasle Steel constituted approximately 4.6% of consolidated net assets and 1.2% of consolidated sales for the fiscal year ended September 30, 2006.

Under our supervision, and with the participation of management, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework and criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2006.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2006 and the effectiveness of the Company's internal control over financial reporting have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who also audited the Company's consolidated financial statements, as stated in their report which appears on pages 41-42.



/s/ Bradford T. Ray
Bradford T. Ray
Chairman of the Board and Chief Executive Officer


/s/ Roger D. Shannon
Roger D. Shannon
Chief Financial Officer

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Steel Technologies Inc.

We have completed integrated audits of Steel Technologies Inc.'s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Steel Technologies Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," on October 1, 2005 using the modified prospective transition method.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing on page 40 of the 2006 Annual Report to Shareholders, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Kasle Steel Corporation (Kasle Steel) from its assessment of internal control over financial reporting as of September 30, 2006 because it was acquired by the Company in a purchase business combination during fiscal 2006. We have also excluded Kasle Steel from our audit of internal control over financial reporting. Kasle Steel is a wholly owned subsidiary whose total assets and total sales represent 4.6% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Louisville, Kentucky
December 14, 2006

           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At September 30, 2006, our debt is comprised of variable-rate borrowings under our line of credit facility, $50,000,000 in unsecured senior notes with a weighted average fixed interest rate of 5.67% and $4,444,000 in notes for former shareholders of Kasle Steel with a weighted average fixed interest rate of 7.31%. As of September 30, 2006, there was $64,000,000 outstanding on the line of credit facility at a weighted average interest rate of 6.92%. Accordingly, we are exposed to market risks related to changes in interest rates. We continually monitor these risks and develop appropriate strategies to manage them. Accordingly, from time to time, we may enter into certain derivative financial instruments to manage interest rate exposures. We do not enter into derivative financial instrument transactions for speculative purposes.

In order to mitigate a portion of the market risk on its variable rate debt, the Company entered into an interest rate swap contract with major financial institutions on June 20, 2005. The interest rate swap contract began December 8, 2005. Under the terms of the contract, which matures in September 2008, the Company will receive a LIBOR based variable interest rate (5.39% as of September 30, 2006) and pay a fixed interest rate of 4.31% on a notional amount of $30,000,000. The variable interest rate paid on the contracts is determined based on LIBOR on the last day of the applicable borrowing period, which is consistent with the variable rate determination on the underlying debt.

The following table summarizes principal cash flows of the Company's long-term debt, interest expense and interest rate swaps at September 30, 2006 by expected maturity dates. Interest expense below includes the estimated contractual interest payments under our debt agreements net of the effect of the associated interest rate swap agreement, assuming no change in the variable LIBOR rate or amounts outstanding under our existing debt agreements as of September 30, 2006.


(In thousands, except for interest rates)
-----------------------------------------

                                                                                                                          Fair
                                                                                                                         Market
                          2007         2008        2009         2010         2011       Thereafter         Total          Value
                        ---------    --------    ---------    ---------    --------    -------------    -----------    -----------
 Long-term debt
(fixed)                  $   776      $  731     $  755      $   781       $   333       $51,136         $54,512          $54,518
 Long-term debt
(variable)                   -           -          -            -          64,000           -            64,000           64,000
 Interest expense          7,262       7,580      7,586        7,491         3,124         7,774          40,817             n/a
 Interest rate swap          204         188        -            -             -             -               392              392


Foreign Currency Risk

The translation of the assets and liabilities of our Mexican subsidiary from their local currencies to the U.S. dollar subjects us to exposure related to fluctuating exchange rates. We do not use any derivative instruments to manage this risk.

Our Mexican subsidiary uses the peso as the functional currency and the assets and liabilities of our Mexican subsidiary are translated into U.S. dollars at the year-end rate of exchange. Resulting translation adjustments were ($15,000), $2,078,000 and ($936,000) during fiscal 2006, 2005 and 2004, respectively, and are reported in comprehensive income. A stronger exchange rate of the peso relative to the U.S. dollar of 1% at September 30, 2006 would result in additional comprehensive income of approximately $60,000. Likewise, a weaker exchange rate of the peso relative to the U.S. dollar of 1% at September 30, 2006 would result in additional comprehensive loss of approximately $60,000.

However, this exposure is mitigated somewhat by a large percentage of transactions denominated in the U.S. dollar. The effect of the change in the exchange rate from the date a transaction is initiated until the date a transaction is settled with a cash receipt or cash payment is recorded as a
transaction  gain  or  loss  in  our  financial  statements.   Foreign  currency
transaction gains (losses) are included in sales when incurred and were $476,000, ($855,000) and $468,000 for the fiscal years ending 2006, 2005 and
2004, respectively. A stronger average exchange rate of the peso during fiscal 2006 relative to the U.S. dollar of 1% would result in additional foreign currency transaction losses of approximately $2,600,000. Likewise, a weaker average exchange rate of the peso during fiscal 2006 relative to the U.S. dollar of 1% would result in additional foreign currency transaction gains of approximately $2,600,000.

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

Steel Technologies Ohio, Inc.        Ohio                                               100%
(Formerly Southern Strip Steel-
Columbus, Inc.)

Kasle Acquisition Company, LLC       Delaware                                           100%

Kasle Steel Corporation              Michigan           Kasle Steel                     100%

Kasle Steel Auto Blankers, Inc.      Michigan           Steel Technologies Flint        100%

Kasle Steel of Canada, Ltd.          Canada             Steel Technologies Windsor      100%

Steel Technologies de                Mexico             Steel Technologies de Mexico     90%
Mexico, S.A. de C.V.
(Formerly Transformadora y
Commercializadora de
Metales, S.A. de C.V.)

Mi-Tech Steel, Inc.                  Delaware           Mi-Tech Steel, Inc.              50%

RSDC of Michigan, L.L.C.             Delaware           RSDC                             50%

Kasle Metal Processing, LLC          Delaware           Kasle Metal Processing           50%

Delaco-Kasle LLC                     Michigan           Delaco-Kasle Processing          49%

Ferrolux Metals Co.                  Ohio               Ferrolux                         49%
of Michigan, LLC
(Formerly Ferrolux Metals Co., LLC)




                                   EXHIBIT 23
            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements  on Form  S-8  (Nos.  333-21279,  333-21359,  333-91798,  333-118548,
333-123334, and 333-132091) of Steel Technologies Inc. and its subsidiaries of our report dated December 14, 2006 relating to the consolidated financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated December 14, 2006 relating to the financial statement schedule, which appears in this Form 10-K.




/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
December 14, 2006

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this annual report on Form 10-K of Steel Technologies Inc. for the fiscal year ended September 30, 2006;

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

Date: December 14, 2006

/s/ Bradford T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger D. Shannon, certify that:

1. I have reviewed this annual report on Form 10-K of Steel Technologies Inc. for the fiscal year ended September 30, 2006;

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

Date:  December 14, 2006

/s/ Roger D. Shannon
--------------------
Roger D. Shannon
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Annual Report on Form 10-K of the Company for the year ended September 30, 2006 (the Report):


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Report.

                                                 /s/ Bradford T. Ray
                                                 --------------------
                                                 Bradford T. Ray
                                                 Chief Executive Officer
                                                 Date: December 14, 2006

                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350,  as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Roger D. Shannon, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Annual Report on Form 10-K of the Company for the year ended September 30, 2006 (the Report):

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the Report.

                                                 /s/ Roger D. Shannon
                                                 --------------------
                                                 Roger D. Shannon
                                                 Chief  Financial  Officer
                                                 Date: December 14, 2006