Form 10-Q
period 2006-12-31
STEEL TECHNOLOGIES INC
filed 2007-02-09
CIK 771790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2006

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

There were 13,059,257 shares outstanding of the Registrant's common stock as of January 31, 2007.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        December 31, 2006 and September 30, 2006 ..........................  3

        Condensed Consolidated Statements of Income
        Three Months Ended December 31, 2006 and 2005 .....................  4

        Condensed Consolidated Statements of Comprehensive Income
        Three Months Ended December 31, 2006 and 2005 .....................  5

        Condensed Consolidated Statements of Cash Flows
        Three Months Ended December 31, 2006 and 2005 .....................  6

        Notes to Condensed Consolidated Financial Statements .............. 7-14

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................15-25

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk .............................................................. 25

Item 4. Controls and Procedures ........................................... 25

PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ...............25-26

Item 6. Exhibits .......................................................... 26

Signature ................................................................. 27

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands, except shares)                         December 31   September 30
(Unaudited)                                              2006           2006
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $   4,576       $  12,066
   Trade accounts receivable, net ..............        107,886         104,356
   Inventories .................................        168,923         181,267
   Deferred income taxes .......................          1,975           1,688
   Prepaid expenses and other assets ...........          8,187           6,607
                                                      ---------       ---------
      Total current assets .....................        291,547         305,984
                                                      ---------       ---------

Property, plant and equipment, net .............        113,971         112,642
Investments in unconsolidated affiliates .......         64,282          63,626
Goodwill .......................................         25,489          25,678
Other assets ...................................          5,472           5,687
                                                      ---------       ---------
      Total assets ............................      $  500,761       $ 513,617
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  53,666       $  62,204
   Bank overdrafts .............................          8,783          13,617
   Accrued liabilities .........................         13,849          15,993
   Income taxes payable ........................          2,583           2,500
   Current portion of debt and
      capital lease obligations ................          1,979           2,074
                                                      ---------       ---------
      Total current liabilities ................         80,860          96,388
                                                      ---------       ---------

Long-term debt and capital lease obligations ...        124,795         119,911
Deferred income taxes ..........................         19,118          20,243
Other long-term liabilities.....................          4,191           3,941
                                                      ---------       ---------
      Total liabilities ........................        228,964         240,483
                                                      ---------       ---------
Commitments and contingencies

Minority interest ..............................          3,470           3,374

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....             -               -
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding shares:
    13,057,319 at December 31, 2006 and
    13,055,331 at September 30, 2006............         71,251          71,176
   Treasury stock at cost:  2,636,067 shares at
    December 31, 2006 and 2,635,513 at September
    30, 2006....................................        (24,496)        (24,486)
   Additional paid-in capital ..................          6,755           6,551
   Retained earnings ...........................        218,885         219,971
   Accumulated other comprehensive loss ........         (4,068)         (3,452)
                                                      ---------       ---------
      Total shareholders' equity ...............        268,327         269,760
                                                      ---------       ---------
                                                      $ 500,761       $ 513,617
                                                      =========       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except per share results)    For The Three Months Ended
(Unaudited)                                       December 31
----------------------------------------------------------------------
                                               2006          2005
                                                          As Restated,
                                                           See Note 1
                                         -----------------------------
Sales ................................      $200,816       $201,185
Cost of goods sold ...................       190,542        188,947
                                            --------       --------
   Gross profit ......................        10,274         12,238

Selling, general and
   administrative expenses ...........         9,513          8,546
                                            --------       --------
   Operating income ..................           761          3,692

Interest expense .....................        (1,992)          (799)
Interest income ......................           205            339
Minority interest in income of
   consolidated subsidiary ...........          (165)          (236)
Equity in net income of unconsolidated
   affiliates, net ...................         2,270            849
                                            --------       --------
   Income before income taxes ........         1,079          3,845

Provision for income taxes ...........           184            974
                                            --------       --------
   Income from continuing operations .           895          2,871

   Discontinued operations, net of tax           (22)           469
                                            --------       --------
   Net Income ........................      $    873       $  3,340
                                            ========       ========
Weighted average number of common
   shares outstanding-diluted ........        13,135         13,085
                                            ========       ========

Diluted earnings per common share:
   From continuing operations ........      $   0.07       $   0.22
   From discontinued operations ......         (0.00)          0.04
                                            --------       --------
                                            $   0.07       $   0.26
                                            ========       ========

Weighted average number of common
   shares outstanding-basic ..........        12,979         12,936
                                            ========       ========

Basic earnings per common share:
   From continuing operations ........      $   0.07       $   0.22
   From discontinued operations ......         (0.00)          0.04
                                            --------       --------
                                            $   0.07       $   0.26
                                            ========       ========

Cash dividends per common share ......      $   0.15       $   0.15
                                            ========       ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            Condensed Consolidated Statements of Comprehensive Income


(In thousands)                            For The Three Months Ended
(Unaudited)                                       December 31
----------------------------------------------------------------------
                                              2006           2005
                                                          As Restated,
                                                           See Note 1
                                         -----------------------------
Net income ...............................  $    873       $  3,340
  Foreign currency translation
        adjustment .......................      (611)           540
  Change in unrealized gain or loss on
        cash flow hedges, net of taxes ...        (5)           -
                                            --------       --------
Net other comprehensive income ...........      (616)           540
                                            --------       --------
Comprehensive income .....................  $    257       $  3,880
                                            ========       ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                               Three Months Ended
(Unaudited)                                                     December 31
--------------------------------------------------------------------------------
                                                             2006       2005
                                                                    As Restated,
                                                                     See Note 1
                                                          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $    873    $  3,340
   Adjustments to reconcile net income to net cash
    provided by (used in )operating activities:
       Depreciation ...................................      4,693       4,025
       Stock-based compensation expense ...............        186         131
       Deferred income taxes ..........................     (1,173)       (781)
       Minority interest in income of consolidated
        subsidiary ....................................        165         236
       Undistributed equity in net income of
        unconsolidated affiliates .....................       (657)       (848)
       Provision (benefit) for bad debts ..............          4         (66)
       Increase (decrease) in cash resulting
        from changes in:
             Trade accounts receivable ................     (3,869)     14,070
             Inventories ..............................     12,005     (32,771)
             Prepaids expenses and other assets .......     (1,435)       (702)
             Accounts payable .........................     (8,361)      7,720
             Income taxes payable .....................        100       1,846
             Accrued liabilities ......................     (1,852)     (1,972)
                                                          --------    --------
Net cash provided by (used in) operating activities ...        679      (5,772)
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........     (5,819)     (6,225)
                                                          --------    --------
Net cash used in investing activities .................     (5,819)     (6,225)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................      7,000         -
   Principal payments on debt and capital
    lease obligations .................................     (2,577)        -
   Changes in bank overdraft ..........................     (4,834)        -
   Cash dividends on common stock .....................     (1,959)     (1,941)
   Net issuance of common stock .......................         66         135
   Excess tax benefits from stock options .............         18          14
                                                          --------    --------
Net cash used in financing activities .................     (2,286)     (1,792)
                                                          --------    --------
Effect of exchange rate changes on cash ...............        (64)        322
                                                          --------    --------
Net decrease in cash and cash equivalents .............     (7,490)    (13,467)
Cash and cash equivalents, beginning of year ..........     12,066      30,991
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $  4,576    $ 17,524
                                                          ========    ========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

  Equipment acquired with capital lease obligations ...   $    367    $    -



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of December 31, 2006 and the condensed consolidated statements of income, comprehensive income and cash flows for the three months ended December 31, 2006 and 2005, have been prepared by Steel Technologies Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended December 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the operating results for the full year.

As discussed in Notes 1 and 22 in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, the accompanying 2005 condensed consolidated financial statements have been restated. In addition, certain disclosures in the following notes have been restated consistent with the consolidated financial statements. The following table summarizes the effects of the restatement to correct income tax expense for the three months ended December 31, 2005 (in thousands):

                   Condensed Consolidated Statement of Income
                  For the Three Months Ended December 31, 2005
                         Summary of Restatement Impacts
               (Unaudited, in thousands, except per share amounts)
--------------------------------------------------------------------------------
                                                       December 31, 2005
                                               ---------------------------------
                                               Previously
                                               Reported (1)      Adj.   Restated
                                               ------------    ------   --------
Minority interest in income of
 consolidated subsidiary                       $     (224)     $ (12)   $  (236)
Income before income taxes                          3,857        (12)     3,845
Provision for income taxes                          1,092       (118)       974
Income from continuing operations                   2,765        106      2,871
Net income                                          3,234        106      3,340

Diluted earnings per common share:
 From continuing operations                    $     0.21      $0.01    $  0.22
 From discontinued operations                        0.04        -         0.04
                                               ------------    ------    -------
                                               $     0.25      $0.01    $  0.26
                                               ============    =====    ========

In addition to the items discussed above, the Company has reclassified its income statement presentation of equity in net income of unconsolidated affiliates and minority interest in income of its Mexican subsidiary. The Company previously reported equity in net income of unconsolidated affiliates as a component of operating income; this amount has now been reclassified to income before taxes. Also, the Company previously reported its minority interest in income of its Mexican operations as a component of cost of goods sold; this amount has now been reclassified as a separate line item in income before taxes. The impact on the consolidated statement of income follows:

                   Condensed Consolidated Statement of Income
                  For the Three Months Ended December 31, 2005
                       Summary of Reclassificaiton Impacts
                            (Unaudited, in thousands)
--------------------------------------------------------------------------------
                                                      December 31, 2005
                                            ------------------------------------
                                              Previously
                                            Reported (1)(2)      Adj.   Restated
                                            ---------------    ------   --------
Cost of goods sold                             $ 189,183      $ (236)  $188,947
Gross profit                                      12,002         236     12,238
Operating income                                   3,456         236      3,692
Minority interest in income of
  consolidated subsidiary                             -         (236)      (236)
Equity in net income of unconsolidated
  affiliates, net                                    849         -          849
Income before income taxes                         3,845         -        3,845

     (1) Previously reported amounts include Custom Steel accounted for as a discontinued operation.

     (2) Previously reported amounts include effect of restatement discussed above.


2.  ACQUISITION OF KASLE STEEL
On May 8, 2006, the Company (through its wholly owned subsidiary) acquired all of the outstanding stock of privately held Kasle Steel Corporation (Kasle Steel) headquartered in Dearborn, Michigan. The acquisition has been recorded under the purchase method of accounting, with the operating results being included in the Company's condensed consolidated financial statements since the date of acquisition. The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of the assets of Kasle Steel had occurred at the beginning of the corresponding period.


                                                      Three Months Ended
    (In thousands, except per share data)                December 31
    (Unaudited)                                              2005
    ----------------------------------------------------------------------------
      Sales                                              $  206,904
      Net income                                              2,500
      Diluted net income per common share                $     0.19
      Basic net income per common share                  $     0.19

This unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operating results.

3.  SALE OF CUSTOM STEEL
On March 31, 2006, the Company completed the sale of all the capital stock of its wholly owned Custom Steel, Inc. (Custom Steel) subsidiary to a wholly owned subsidiary of American Railcar Industries, Inc. (ARI). In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the sale of Custom Steel has been accounted for as a discontinued operation. Accordingly, the results of operations and the gain on the sale have been classified as discontinued operations, net of income taxes, in the accompanying condensed consolidated statements of income. Interest expense on debt that cannot be attributed to other operations of the Company has been allocated to discontinued operations.


Summarized condensed consolidated income statement information of Custom Steel follows:




(In thousands)                                  Three Months Ended
(Unaudited)                                        December 31
-------------------------------------------------------------------
                                                 2006       2005
                                             ----------------------
Sales ....................................       $   -     $ 11,369
(Loss) income before income taxes ........          (37)        721
(Loss) income from continuing operations .          (22)        469
Net (loss) income ........................          (22)        469


4.  INVENTORIES
Inventories consists of:

(In thousands)                                       December 31   September 30
(Unaudited)                                             2006           2006
-------------------------------------------------------------------------------
Raw materials ....................................   $  116,587   $  129,427
Finished goods and work in process ...............       52,336       51,840
                                                     ----------   ----------
                                                     $  168,923   $  181,267
                                                     ==========   ==========


5.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Summarized condensed consolidated income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), RSDC of Michigan, L.L.C. (RSDC) and Kasle Metal Processing, LLC (Kasle Metal Processing), 50% owned unconsolidated affiliates, and Delaco-Kasle LLC (Delaco-Kasle Processing) and Ferrolux Metals Co., LLC (Ferrolux Metals), 49% owned unconsolidated affiliates, all accounted for using the equity method of accounting, follows:

(In Thousands)          Three Months Ended
(Unaudited)                 December 31
-----------------      ---------------------
                         2006         2005
                         ----         ----
Sales                  $91,252      $67,668
Gross profit            11,030        5,243
Net income               4,553        1,700

6.  STOCK OPTIONS
The Company awarded restricted stock to employees pursuant to the 2006 Restricted Stock Plan (the 2006 Plan). The 2006 Plan authorizes the award of up to 300,000 shares of the Company's Common Stock, no par value, which may be awarded as authorized, but unissued, shares. The terms of any award of shares will be determined by the Compensation Committee in its sole discretion at the time of the award. Unless otherwise specified by the Committee, none of the shares awarded shall be restricted for a period of less than one year or more than ten years. The number of shares which may be awarded to any single employee will not be limited by the 2006 Plan. As of January 1, 2007, there were 223,000 shares remaining to be awarded.

The Company granted incentive stock options to employees to purchase shares at not less than 100% of market value at date of grant or non-qualified stock options at a price determined by the Compensation Committee of the Company's Board of Directors. Generally, options were exercisable at the rate of 20% a year beginning one year from date of grant and expired ten years from the date of grant. As of January 1, 2007, there were 19,950 shares available for granting.

Under SFAS No. 123(R), "Share-Based Payment," the Company recognizes compensation expense for restricted stock awards on a straight-line basis and stock option grants on a graded-vesting basis over the employee's vesting period.

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

As a result of adopting SFAS No. 123(R), the Company recorded stock-based compensation expense included in selling, general and administrative expenses of $186,000 and $131,000 for the three months ended December 31, 2006 and 2005, respectively. In addition, the Company recognized an income tax benefit of $39,000 and $31,000 during the three months ended December 31, 2006 and 2005, respectively, of which approximately $21,000 and $17,000 was recorded as a reduction in income tax expense during the three months ended December 31, 2006 and 2005, respectively.

The summary of stock options as of December 31, 2006, and changes during the three months ended December 31, 2006, are presented below.



                                    Shares        Weighted
                                 Outstanding      Average
                                    Under         Exercise
                                    Plans          Price
   --------------------------------------------------------
   Balance, September 30, 2006     338,400        $ 13.30
   Granted                             -              -
   Exercised                        (4,000)         10.49
   Forfeited                        (5,250)         19.60
                                   -------        -------
   Balance, December 31, 2006      329,150        $ 13.24
                                   =======        =======



                      Shares    Weighted    Weighted     Aggregate
                   Outstanding   Average     Average     Intrinsic     Aggregate
                       Under    Exercise   Contractual   Value Per     Intrinsic
                       Plan      Price        Term       Share (1)     Value (1)
--------------------------------------------------------------------------------
Options outstanding
 at December 31, 2006  329,150    $ 13.24    5.25 years   $  6.24     $2,054,000
Options exercisable
 at December 31, 2006  188,000       8.85    3.76 years      8.70      1,635,000
Options vested and
  expected to vest     329,150      13.24    5.25 years      6.24      2,054,000


     (1) Computed based upon the amount by which the fair market value of the Company's common stock at December 31, 2006, of $17.55 per share exceeded the weighted average exercise price for all shares included in the fully diluted earnings per share calculation.

The total intrinsic value of stock options exercised during the three months ended December 31, 2006 and 2005 was $39,000 and $226,000, respectively. All unexercised options expire from 2008 to 2015.

The summary of restricted stock as of December 31, 2006, and changes during the three months ended December 31, 2006 are presented below.

                               Restricted
                                  Stock
                               ----------

Balance, September 30, 2006      80,000
Granted                             -
Exercised                           -
Forfeited                        (3,000)
                                 ------
Balance, December 31, 2006       77,000
                                 ======


Total compensation costs related to nonvested options and restricted stock awards not yet recognized was approximately $1,912,000 at December 31, 2006. We expect to recognize this compensation cost as follows using the graded vesting method over a weighted average period of 1.72 years:



                                       Amount
                                   --------------

         Remainder of fiscal 2007    $  663,000
         2008                           745,000
         2009                           424,000
         2010                            59,000
         2011                            21,000
                                   --------------
         Total                       $1,912,000
                                   ==============


7.  NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the denominator of the basic and diluted per common share computations:

                                                           Three Months Ended
                                                               December 31
                                                             2006        2005
(In thousands, except per common share data)                        As Restated,
(Unaudited)                                                          See Note 1
-----------------------------------------------------   ----------  -----------
Net income ..........................................   $     873   $   3,340
                                                        ==========  ==========
Shares (denominator) used for diluted
   per common share computations:
    Weighted average shares of common  stock
        outstanding .................................      12,979      12,936
    Plus: dilutive effect of stock options ..........         156         149
                                                        ---------   ---------
           Diluted weighted average shares ..........      13,135      13,085
                                                        ---------   ---------
Shares (denominator) used for basic per
   common share computations:
   Weighted average shares of common stock
       outstanding ..................................      12,979      12,936
                                                        ---------   ---------
Net income per common share data:
    Diluted
       From continuing operations ...................   $    0.07   $    0.22
       From discontinued operations .................       (0.00)       0.04
                                                        ---------   ---------
                                                        $    0.07   $    0.26
                                                        =========   =========
    Basic
       From continuing operations ...................   $    0.07   $    0.22
       From discontinued operations .................       (0.00)       0.04
                                                        ---------   ---------
                                                        $    0.07   $    0.26
                                                        =========   =========

Outstanding options of 80,250 and 7,500 shares were excluded from the diluted earnings per common share calculation for the three months ended December 31, 2006 and 2005, respectively, because the exercise price of the options was greater than the average market price of the Company's stock.

8.  RELATED PARTIES
The Company has various  transactions  with its  unconsolidated  affiliates (see
Note 5). Both the Company and its unconsolidated affiliates buy and sell products and services at prevailing market prices from each other. Equity in the net income of unconsolidated affiliates and management fee income are also included in net income of the Company. A summary of transactions between the Company and its unconsolidated affiliates during the three months ended December 31, 2006 and 2005 follows:


(In Thousands)                           Three Months Ended
(Unaudited)                                 December 31
------------------------------------------------------------
                                          2006         2005
                                        -------      -------
Sales to unconsolidated affiliates      $   927      $ 1,119
Purchases from Mi-Tech Steel                214          542
Equity in net income of
   unconsolidated affiliates, net         2,270          849


Accounts receivable from unconsolidated affiliates was $1,496,000 and $741,000 as of December 31, 2006 and September 30, 2006, respectively, and accounts payable to unconsolidated affiliates was $93,000 and $235,000 as of December 31, 2006, and September 30, 2006, respectively.

The Company has also recorded sales of $2,466,000 and $3,383,000 for the three months ended December 31, 2006 and 2005, respectively, for scrap products sold to a company owned by a director of the Company. Accounts receivable associated with these sales were $1,411,000 and $1,084,000 as of December 31, 2006, and September 30, 2006, respectively. Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2006, the Audit Committee reviewed and approved these transactions. The Company has the ability to continue or cease selling scrap steel to this company at any time.

9.  CONTINGENCIES
The Company recently became aware that a customer who previously filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code will be filing preference actions against its suppliers. This customer is expected to allege that approximately $10,500,000 of payments were made by them to the Company during the 90 days preceding their filing date. While the outcome of this matter cannot be predicted at this time, the Company believes that it has meritorious defenses with respect to any potential claim by them that these payments meet the legal definition of preference payments. We intend to vigorously defend our position.

10. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF 06-03 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)". EITF 06-03 requires that any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer should be presented on a gross
(included in revenues and costs) or a net (excluded from revenues) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The requirements of EITF 06-03 are effective for us beginning January 1, 2007. The Company is in the process of evaluating the effect of EITF 06-03 and has not determined whether its adoption will have a material impact on our financial position, results of operations or cash flows.

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

     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

When used in the following discussion, the words "estimates," "expects," "intends," "anticipates," "believes" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, competitive factors such as pricing and availability of steel; cyclical demand in the steel industry, specifically in the automotive market; our ability to make and integrate acquisitions; our inability to obtain sufficient capital resources to fund our operations and our growth; risk of business interruptions affecting automotive manufacturers; changes in the exchange rate of the Mexican peso; and reliance on key customers. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Unless the context otherwise requires, references to "we," "us" or "our" refer collectively to Steel Technologies Inc. and its subsidiaries.

Overview
--------

Steel Technologies is one of the largest independent flat rolled steel processors and exposed automotive blankers in North America. Our North American platform of 25 facilities, including our joint ventures, is strategically positioned in steel producing and consuming markets throughout the United States, Canada and Mexico. We bring value to our customers with precision steel processing, supply chain management, quality control and technical support. We specialize in meeting exact specifications for customers in a variety of industries and end-use markets including automotive, lawn and garden, and appliance industries. Our growth and profitability initiatives have focused on a four pronged strategy: growth through acquisitions, expansion of existing facilities, greenfield construction and development of our joint venture operations.

Income from continuing operations for the first quarter of fiscal 2007 was $895,000 or $0.07 per diluted share, down from $2,871,000 or $0.22 per diluted share in the same period last year. Sales for the quarter were $200,816,000 compared with $201,185,000 reported in the first quarter last year. During our first quarter, we reduced our estimated rebate obligation to our largest customer by approximately $1,000,000 based on our successful generation of cost savings to the customer. This rebate reduction resulted in an increase to our first quarter net income of $645,000 or $0.05 per share. We expect the future rebate with our customer will be finalized and recorded on a quarterly basis.

Our tons sold decreased 9% compared to the same period last year. This decline in shipments was largely a result of production shifting from the first quarter to our second quarter of fiscal 2007 and softer automotive schedules. As a result, we anticipate significant improvement in volume for our fiscal second quarter. Our volume decline was offset by higher average selling prices compared to the fiscal first quarter of 2006. Net income for the first quarter of 2007 includes a $0.05 per diluted share benefit.

For the first fiscal quarter ended December 31, 2006, equity in the net income of our unconsolidated joint ventures was $2,270,000, up approximately $1,421,000 from the same period last year. Our joint venture companies continue to be an important part of our growth strategy.

Our inventory levels decreased by $12,005,000 during our first quarter. We continue to aggressively manage our inventory to match demand. We have continued to invest our capital in improving productivity and quality throughout our operations to ensure that we have the most efficient and modern steel processing facilities in North America. During the first quarter, we spent approximately $5,819,000 on capital projects, primarily associated with our Juarez, Mexico greenfield expansion. We expect to invest an additional $14,000,000 in capital projects over the remainder of fiscal 2007.

Financial Highlights (in thousands except per common share data and percentages)
--------------------------------------------------------------------------------



                                For the Three Months Ended December 31
                                         2006             2005
                                  ----------------  ----------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- -------    --------
Sales                            $200,816  100.0%   $201,185  100.0%      (0)%
Gross profit                       10,274    5.1      12,238    6.1      (16)
Selling, general and
   administrative expenses          9,513    4.7       8,546    4.3       11
Operating income                      761    0.4       3,692    1.8      (79)
Interest expense, net               1,787    0.9         460    0.2      288
Equity in net income of
   unconsolidated affiliates, net   2,270    1.1         849    0.4      167
Income from continuing
   operations before income taxes   1,079    0.5       3,845    1.9      (72)
Discontinued operations               (22)  (0.0)        469    0.2     (105)
Net income                            873    0.4       3,340    1.7      (74)
Diluted earnings per common share
   from continuing operations       $0.07              $0.22             (68)
Diluted earnings per common share   $0.07              $0.26             (73)
Cash dividends per common share     $0.15              $0.15              -

Other data
----------
Average days sales outstanding      48.4               41.8               16
Inventory turnover                   4.5                4.9               (8)
Return on equity (annualized)        1.3%               5.0%             (74)


Results of Operations
---------------------

     Sales
     -----
     We posted net sales of $200,816,000 for the first quarter ended December 31, 2006, just slightly below the $201,185,000 for the first fiscal quarter ended December 31, 2005. Shipments of company-owned steel products in the first quarter of fiscal 2007 were 235,000 tons, a 9% decrease from the first quarter of fiscal 2006. This decline in shipments was primarily a result of production shifting from the first quarter to our second quarter of fiscal 2007 and softer automotive schedules. The average selling price of company-owned steel products increased approximately 9% due to a firmer pricing environment.

     Kasle Steel, acquired in May 2006, contributed approximately $4,033,000 of sales for the three months ended December 31, 2006.

     We recorded as a reduction of revenue the estimated maximum possible annual rebate obligation to our largest customer during calendar year 2006. Per the terms of the agreement with our customer, we are entitled to receive credit against the rebate for a percentage of the cost savings that we generate. During the three months ended December 31, 2006, we reduced our estimated rebate obligation accrued through September 30, 2006, by approximately $1,000,000 in accordance with Emerging Issues Task Force Issue (EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer On December 3, 1999", as we successfully demonstrated to our customer that we had provided them with cost savings that exceeded this amount. This rebate reduction resulted in an increase to our first quarter net income of $645,000, or $0.05 per diluted share. We expect the future rebate with our customer will be finalized and recorded on a quarterly basis.

     Gross profit
     ------------
     Our gross profit margin was 5.1% in the first quarter of fiscal 2007 compared to 6.1% in the first quarter of fiscal 2006. Cost of goods sold increased approximately $1,595,000, or 0.8%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, due primarily to $3,497,000 expenses associated with the Kasle Steel acquisition and lower volume spread over certain fixed manufacturing expenses which adversely affected production cost efficiencies. This cost increase was partially offset by decreases of $1,224,000 in our cost of materials sold and $678,000 in delivery costs related to lower sales volume.


     Selling, general and administrative expenses
     --------------------------------------------
     Selling, general and administrative costs were $9,513,000 for the three months ended December 31, 2006, compared to $8,546,000 for the three months ended December 31, 2005. The increase is primarily attributable to $1,119,000 of additional expenses associated with the acquisition of Kasle Steel. Excluding increases related to our Kasle Steel acquisition, selling, general and administrative expenses were down 2% from the year earlier period.

     We continue to actively manage and rationalize the level at which we add selling, general and administrative expenses to our cost structure.

     Interest expense
     ----------------
     Net interest expense for the first quarter of fiscal 2007 increased to $1,787,000 from $460,000 for the first quarter of fiscal 2006. The increase is primarily attributable to additional debt associated with the Kasle Steel acquisition and higher interest rates on variable rate debt during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

     Equity in net income of unconsolidated affiliates
     -------------------------------------------------
     Our share of the income of unconsolidated affiliates was $2,270,000 for the first quarter of fiscal 2007 compared to $849,000 in 2006. Kasle Steel's three unconsolidated affiliates contributed approximately $1,908,000 to equity in net income of unconsolidated affiliates for the three months ended December 31, 2006.

     Our unconsolidated affiliates reported $91,252,000 in sales for the first quarter of fiscal 2007, an increase of 35% compared to the first quarter of fiscal 2006. Kasle Steel's three unconsolidated affiliates posted approximately $24,075,000 in sales for the three months ended December 31, 2006. Our unconsolidated affiliates continue to play an important role in our North American platform, and growth of our joint ventures is a key part of our overall strategy as we expand our position with large national customers.

     Income tax expense
     ------------------
     Our effective income tax rate was approximately 17.1% and 25.3%, respectively, for the first quarters of fiscal 2007 and 2006. The decrease between years is attributable to a decline in income in the United States, which is taxed at a higher tax rate than our Mexico income.


     Discontinued Operations
     -----------------------
     We completed the sale of all the capital stock of our Custom Steel subsidiary to ARI (see Note 3 of our Notes to Condensed Consolidated Financial Statements) on March 31, 2006.

     Summarized condensed consolidated income statement information of Custom Steel follows:



        (In thousands)                                  Three Months Ended
        (Unaudited)                                        December 31
        -------------------------------------------------------------------
                                                         2006       2005
                                                     ----------------------
        Sales ....................................       $   -     $ 11,369
        (Loss) income before income taxes ........          (37)        721
        (Loss) income from continuing operations .          (22)        469
        Net (loss) income ........................          (22)        469


Liquidity and Capital Resources
-------------------------------

As of December 31, 2006, we had $210,687,000 of working capital, we maintained a current ratio of 3.6:1 and our total debt was 32% of capitalization. In periods of economic expansion and increased demand for our products, our working capital requirements generally increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Average days sales outstanding to customers was 48 days for the three months ended December 31, 2006, compared to 42 for the three months ended December 31, 2005. We expect average days sales outstanding to remain consistent in our second quarter compared to our first quarter of fiscal 2007. Average days inventory increased to 80 days for the three months ended December 31, 2006, compared to 74 days for the three months ended December 31, 2005, due to weaker shipment levels during the first quarter of fiscal 2007. We expect average days inventory to decrease to 70 days during our second quarter of fiscal 2007.

Our average payment days to suppliers was 30 days as of December 31, 2006, compared to 32 days as of December 31, 2005. We expect average payment days to suppliers to remain consistent in our second quarter compared to our first quarter of fiscal 2007.

Cash provided by operations during the first three months of fiscal 2007 was $679,000, compared to cash used in operations of $5,772,000 during the first three months of fiscal 2006. Our increased operating cash flows resulted from changes in working capital offset by lower net income.

We decreased inventory by $12,005,000 during the first three months of fiscal 2007 to match current demand. Accounts payable decreased by $8,361,000 related to the decrease in our inventory purchases, and our accounts receivable increased by $3,869,000 during the first three months of fiscal 2007 compared to fiscal 2006.

Capital expenditures for the first three months of fiscal 2007 totaled approximately $5,819,000. We continue to expand production capacity to serve the growing needs of customers, invest in information systems to improve quality and service to our customers and invest in automation to improve productivity and efficiency. For fiscal 2007, we expect to spend approximately $20,000,000 on capital improvements to our facilities.

Debt and capital lease obligations associated with the acquisition of Kasle Steel include a consulting and non-compete agreement with a former Kasle Steel shareholder and two notes payable to former Kasle Steel Shareholders. The consulting and non-compete agreement calls for monthly payments of $25,000 until May 2011. Under the notes payable arrangements, we are required to make monthly payments of $20,559, including interest at an annual rate of 7%, through May 2017 to a former Kasle Steel shareholder, and make annual principal payments of $350,000 plus interest at 9% each year until January 1, 2010 to a second former Kasle Steel shareholder. Existing capital lease obligations of Kasle Steel require monthly payments ranging from approximately $28,000 to $33,000 until June 2007.

On March 31, 2006, we completed the sale of all the capital stock of our wholly owned Custom Steel subsidiary to a wholly owned subsidiary of ARI. In connection with the closing of this transaction, the final sales price was approximately $17,061,000, of which $16,311,000 was remitted to us and an additional $750,000 to a third party escrow agent.

In connection with the sale of Custom Steel, we agreed to indemnify ARI for any payments they make for liabilities incurred by Custom Steel prior to March 31, 2006. The indemnification provisions for most liabilities expire on March 31, 2008, and they require the buyer to incur at least $75,000 in aggregate liabilities before a claim can be asserted. Indemnification provisions for certain liabilities, primarily taxes, expire with applicable statutes of limitations, and the remaining provisions, primarily environmental, do not have a stated expiration. We have not recorded any liabilities for these indemnifications since management has determined that none are probable. We will receive $750,000 from escrow at various times prior to March 31, 2008, to the extent there are no indemnification claims made by ARI.

We maintain an equity investment of $25,744,000 in our 90%-owned Mexican subsidiary. We would expect to finance any additional required investment in our Mexican operations with cash, local borrowings and / or available funds from our bank line of credit.

Translation of our Mexican subsidiary's financial statements from local currency to the U.S. dollar subjects us to exposure from fluctuating currency exchange rates. The relative stability of the Mexican peso and the large percentage of U.S. dollar denominated transactions of our Mexican subsidiary mitigate this exposure to a large extent. We historically have not used derivative financial instruments to manage our foreign currency exchange rate risk. We include foreign currency transaction gains (losses) in our sales as incurred. Foreign currency gains (losses) were $167,000 and ($320,000) for the three months ended December 31, 2006 and 2005, respectively.

We maintain 50% equity investments in Mi-Tech Steel, RSDC and Kasle Metal Processing and 49% equity investments in Delaco-Kasle Processing and Ferrolux Metals. Though we do not expect to make additional equity contributions to these unconsolidated affiliates, Kasle Steel has guaranteed debt obligations of $2,500,000 for Kasle Metal Processing and $490,000 for Delaco-Kasle Processing. These guarantees are proportionate to the obligations of the other equity investors in Kasle Metal Processing and Delaco-Kasle Processing. Cash flows from operations and existing credit facilities are expected to meet the liquidity needs of these unconsolidated affiliates.

Operating agreements require our unconsolidated affiliates, with the exception of Mi-Tech Steel, to make periodic minimum distributions to their members. Though Mi-Tech Steel's board of directors may authorize cash distributions, such distributions are restricted by one of Mi-Tech Steel's loan agreements to 15% of Mi-Tech Steel's net income in any fiscal year. Distributions from Mi-Tech Steel are not, and are not expected to be, a material source of liquidity for us.

We issued $50,000,000 in unsecured senior notes on October 21, 2004, comprised of $10,000,000 of 5.33% Series A Senior Notes due October 21, 2011, and $40,000,000 of 5.75% Series B Senior Notes due October 21, 2014. The notes have an average term of 9.4 years and a blended interest rate of 5.67%. We used proceeds from the notes to reduce borrowings on our revolving credit facility.

We have a $135,000,000 unsecured revolving credit facility that matures October 2010. Upon our meeting certain requirements, we can request our existing banking group to expand our revolving credit facility availability to $200,000,000. We can elect to pay interest on the facility at various floating rates, none of which is greater than the banks' prime rate. At December 31, 2006, we had $69,000,000 of borrowings outstanding under the revolving credit.

We borrow under our revolving credit facility as needed to fund our operating and investing activities described above. During the fiscal first quarter of 2007, we borrowed $7,000,000 to fund our working capital needs and we paid down $2,577,000 of debt from operating cash flows. We had outstanding checks of $8,783,000 as of December 31, 2006, that may result in additional line of credit borrowings if our bank accounts do not have sufficient funds when these checks are presented to the bank.

Our debt agreements' covenants require us to maintain specified levels of net worth and certain financial ratios, and to limit capital expenditures, operating leases, capital leases and additional debt. We are in compliance with our loan covenants, and none of these covenants would restrict the completion of currently planned capital expenditures.

We meet our liquidity needs primarily with operating cash flows and our revolving credit facility. Cyclicality of demand in the steel industry, especially in the automotive market, can influence our operating cash flows. We anticipate additional borrowings on our existing revolving credit facility to support our continued growth and to meet our working capital needs.

We have entered into leasing arrangements to meet certain property, plant and equipment requirements of our facilities. These obligations have not changed significantly from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006.

We maintain contracts with our union employees in our Canton, Michigan facility which expires in March 2010 and our Windsor, Canada facility which expires in December 2009.

We recently became aware that a customer who previously filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code will be filing preference actions against its suppliers. We expect this customer to allege that approximately $10,500,000 of payments were made by them to us during the 90 days preceding their filing date. While the outcome of this matter cannot be predicted at this time, we believe that we have meritorious defenses with respect to any potential claim by them that these payments meet the legal definition of preference payments. We intend to vigorously defend our position.

At this time, we have no other known material off-balance sheet arrangements, contractual obligations, contingent liabilities or commitments that must be met beyond the next twelve months.

We believe all manufacturing facilities are in compliance with applicable federal and state environmental regulations. We are not presently aware of any fact or circumstance that would require material expenditures for environmental compliance.

During the first fiscal quarter ended December 31, 2006, we paid a semi-annual cash dividend of $0.15 per share.

Related Party Transactions
--------------------------

We have various transactions at prevailing market prices with unconsolidated affiliates (see Note 8 of our Notes to Condensed Consolidated Financial Statements).

We sell scrap steel products at prevailing market prices to a company owned by Stuart N. Ray, a director of Steel Technologies (see Note 8 of our Notes to Condensed Consolidated Financial Statements). Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2006, the Audit Committee reviewed and approved these transactions. We have the ability to continue or cease selling scrap steel to this company at any time.

Impact of Recently Issued Accounting Pronouncements
---------------------------------------------------

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

A summary of significant accounting policies used in the preparation of the consolidated financial statements is described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Our most critical accounting policies include the valuation of accounts receivable, which affects selling, general and administrative expense, the assessment of recoverability of goodwill and long-lived assets, and revenue recognition. Our management reviews these estimates on a regular basis and we make adjustments based on historical experiences, current conditions and future expectations. We perform our reviews regularly, and we make adjustments as required by currently available information. We believe these estimates are reasonable, but actual results could differ from these estimates. Summaries of our critical accounting policies are presented below.

Allowance for Doubtful Accounts Receivable
------------------------------------------

Our accounts receivable balances represent those amounts that we have billed to our customers but have not yet collected. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments at a level considered appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, sales, recoveries and credit losses, the monitoring of portfolio credit quality, and current and projected economic and market conditions. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments in accordance with previously established terms, additional allowances may be required. We write off uncollectible accounts receivable against the allowance for doubtful accounts receivable when our management determines that the probability of payment is remote and collection efforts have ceased.

Long-Lived Assets
-----------------

We depreciate or amortize long-lived assets with estimable useful lives to their residual values over their useful lives in proportion to the economic value consumed. We review the carrying value of our long-lived assets for impairment whenever changes in events and circumstances indicate that the carrying amount of the assets may not be recoverable. If an evaluation were required, we compare the estimated future undiscounted cash flows associated with an asset to the asset's carrying value to determine if a write-down to market value or undiscounted cash flows value is required. Future changes in circumstances, cash flow estimates and estimates of fair value could affect the valuations.

We review goodwill annually, or sooner if indicators of impairment exist, for impairment using the present value technique to determine the estimated fair value of goodwill associated with each reporting entity. If goodwill is indicated as being impaired (the present value of cash flows (fair value) of the reporting unit is less than the carrying amount), we would allocate the fair value of the reporting unit to our assets and liabilities in a manner similar to the purchase price allocation to determine the implied fair value of the reporting unit goodwill. We would then compare this implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and, if it were less, we would then recognize an impairment loss.

Considerable management judgment is necessary to assess impairment and to estimate fair value. The projection of future cash flows for the goodwill impairment analysis requires us to make significant judgments and estimates with respect to future revenues related to the assets and the future cash outlays related to those revenues. Actual revenues and related cash flows or changes in anticipated revenues and related cash flows could result in changes in our assessment and could result in an impairment charge. The assumptions used in our evaluations, such as forecasted growth rates, cost of capital, tax rates and residual values are consistent with our internal projections and operating plans. Our use of different assumptions, including cash flows and discount rates, could increase or decrease the related impairment charge.


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

We record sales returns and allowances as reductions to sales, and we set reserves based on historical experience and current customer activities. Shipping and handling fees billed to customers are included in sales, and shipping and handling costs incurred by the Company are included in cost of goods sold.

We record rebates as reductions to sales based on each of the underlying revenue transactions that result in progress by the customer toward earning the rebates. If the expected amount of rebates to be awarded cannot be reasonably estimated, then the maximum potential amount of rebate that could be awarded is recorded as reductions to sales.


       Item 3. Quantitative and Qualitative Disclosures About Market Risk

To mitigate a portion of the market risk on our variable rate debt, we entered into an interest rate swap contract with a major financial institution on June 20, 2005 that matures in September 2008. Under the terms of the contract, we receive a LIBOR based variable interest rate and we pay a fixed interest rate of 4.31% on a notional amount of $30,000,000. The variable interest rate we pay on the contract is determined based on the three month LIBOR rate, which is consistent with the variable rate determination on the underlying debt.

We have not experienced any material change during the three months ended December 31, 2006, from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended September 30, 2006.


                        Item 4. Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the design and operational effectiveness of our disclosure controls and procedures as of the end of the first fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that material information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is made known to us by others within our company, including our consolidated subsidiaries, particularly during the period for which reports of our company, including this Quarterly Report on Form 10-Q, are being prepared and to permit our company to report that information within the time period specified by the Securities and Exchange Commission.

We made no changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           Part II - Other Information

           Item 4. Submission of Matters to a Vote of Security Holders

Our annual shareholders meeting was held on January 25, 2007. The matters voted upon at the meeting were the election of three directors for three-year terms and adoption of the 2007 Steel Technologies Inc. Cash Bonus Plan.

The number of votes cast for or withheld with respect to each nominee for director elected at the meeting were as follows:


        Nominee                  Votes For     Votes Withheld
        -------                  ---------     --------------

        Michael J. Carroll       7,865,499        2,706,308
        Stuart N. Ray            7,821,392        2,750,415
        William E. Hellmann      7,881,999        2,689,808


The number of votes cast for, against or abstained with respect to approval to adopt the 2007 Steel Technologies Inc. Cash Bonus Plan.

         Votes For     Votes Against      Votes Abstained
         ---------     -------------      ---------------
        10,167,366         387,499             16,940


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




Dated:  February 9, 2007

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended December 31, 2006;

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


Date: February 9, 2007

/s/ Bradford T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger D. Shannon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended December 31, 2006;

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

Date: February 9, 2007

/s/ Roger D. Shannon
---------------------
Roger D. Shannon
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2006:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Bradford T. Ray
                                                      -------------------
                                                      Bradford T. Ray
                                                      Chief Executive Officer
                                                      Date: February 9, 2007

                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Roger D. Shannon, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended December 31, 2006:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Roger D. Shannon
                                                      ---------------------
                                                      Roger D. Shannon
                                                      Chief Financial Officer
                                                      Date: February 9, 2007