Form 10-Q
period 2007-03-31
STEEL TECHNOLOGIES INC
filed 2007-05-08
CIK 771790

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007

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

There were 13,052,197 shares outstanding of the Registrant's common stock as of April 30, 2007.

                             STEEL TECHNOLOGIES INC.

                                      INDEX



                                                                     Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
        March 31, 2007 and September 30, 2006 ..........................  3

        Condensed Consolidated Statements of Income
        Three and Six Months Ended March 31, 2007 and 2006 .............  4

        Condensed Consolidated Statements of Comprehensive Income
        Three and Six Months Ended March 31, 2007 and 2006 .............  5

        Condensed Consolidated Statements of Cash Flows
        Three and Six Months Ended March 31, 2007 and 2006 .............  6

        Notes to Condensed Consolidated Financial Statements ........... 7-16

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..........................................17-28

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk ........................................................... 28

Item 4. Controls and Procedures ........................................ 29

PART II.OTHER INFORMATION

Item 1A.Risk Factors ...................................................29-30

Item 6. Exhibits ....................................................... 30

Signature .............................................................. 31

                         Part I. - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                             STEEL TECHNOLOGIES INC.
                      Condensed Consolidated Balance Sheets

(In thousands, except shares)                          March 31     September 30
(Unaudited)                                              2007           2006
--------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents ...................      $  10,257       $  12,066
   Trade accounts receivable, net ..............        139,757         104,356
   Inventories .................................        167,085         181,267
   Deferred income taxes .......................          1,942           1,688
   Prepaid expenses and other assets ...........          4,734           6,607
                                                      ---------       ---------
      Total current assets .....................        323,775         305,984
                                                      ---------       ---------

Property, plant and equipment, net .............        113,602         112,642
Investments in unconsolidated affiliates .......         64,733          63,626
Goodwill .......................................         25,472          25,678
Other assets ...................................          5,378           5,687
                                                      ---------       ---------
                                                     $  532,960       $ 513,617
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................      $  70,304       $  62,204
   Bank overdrafts .............................          6,204          13,617
   Accrued liabilities .........................         19,237          15,993
   Income taxes payable ........................          4,115           2,500
   Current portion of debt and
      capital lease obligations ................          1,992           2,074
                                                      ---------       ---------
      Total current liabilities ................        101,852          96,388
                                                      ---------       ---------

Long-term debt and capital lease obligations ...        134,884         119,911
Deferred income taxes ..........................         17,750          20,243
Other long-term liabilities.....................          4,247           3,941
                                                      ---------       ---------
      Total liabilities ........................        258,733         240,483
                                                      ---------       ---------
Commitments and contingencies

Minority interest ..............................          3,588           3,374

 Shareholders' equity:
   Preferred stock, no par value: 500,000 shares
    authorized; none issued or outstanding.....             -               -
   Common stock, no par value: 50,000,000 shares
    authorized; issued and outstanding shares:
    13,059,257 at March 31, 2007 and
    13,055,331 at September 30, 2006............         71,285          71,176
   Treasury stock at cost:  2,636,067 shares at
    March 31, 2007 and 2,635,513 at September
    30, 2006....................................        (24,496)        (24,486)
   Additional paid-in capital ..................          6,963           6,551
   Retained earnings ...........................        221,731         219,971
   Accumulated other comprehensive loss ........         (4,844)         (3,452)
                                                      ---------       ---------
      Total shareholders' equity ...............        270,639         269,760
                                                      ---------       ---------
                                                      $ 532,960       $ 513,617
                                                      =========       =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                   Condensed Consolidated Statements of Income

(In thousands, except                        For the               For the
 per share results)                     Three Months Ended     Six Months Ended
(Unaudited)                                  March 31              March 31
--------------------------------------------------------------------------------
                                         2007       2006       2007      2006
                                                As Restated,        As Restated,
                                                 See Note 1          See Note 1
                                       -----------------------------------------
Sales ................................ $251,501   $238,336   $452,317  $439,521
Cost of goods sold ...................  236,647    225,697    427,189   414,644
                                       --------   --------   --------  --------
   Gross profit ......................   14,854     12,639     25,128    24,877

Selling, general and administrative
   expenses ..........................   11,239      9,274     20,756    17,822
Gain on disposals of property, plant
   and equipment .....................      239          4        243         6
                                       --------   --------   --------   -------
   Operating income ..................    3,854      3,369      4,615     7,061

Interest expense .....................   (2,105)      (942)    (4,097)   (1,741)
Interest income ......................      192        192        397       531
Minority interest in income of
   consolidated subsidiary ...........     (197)      (132)      (362)     (368)
Equity in net income of unconsolidated
   affiliates, net ...................    2,443        627      4,713     1,476
                                       --------   --------   --------   -------
   Income before income taxes ........    4,187      3,114      5,266     6,959

Provision for income taxes ...........    1,341        874      1,525     1,848
                                       --------   --------   --------   -------
   Income from continuing operations .    2,846      2,240      3,741     5,111

   Discontinued operations, net of
     tax (including gain on disposal
     of $246, net of tax for the
     three and six months ended
      March 31, 2006).................      -          645        (22)    1,114
                                       --------   --------   --------   -------
   Net Income ........................ $  2,846   $  2,885   $  3,719   $ 6,225
                                       ========   ========   ========   =======
Diluted weighted average number of
   common shares outstanding..........   13,170     13,101     13,153    13,093
                                       ========   ========   ========   =======

Diluted earnings per common share:
   From continuing operations ........ $   0.22   $   0.17   $   0.28   $  0.39
   From discontinued operations ......       -        0.05      (0.00)     0.09
                                       --------   --------   --------   -------
                                       $   0.22   $   0.22   $   0.28   $  0.48
                                       ========   ========   ========   =======

Basic weighted average number of
   common shares outstanding .........   12,982     12,948     12,980    12,942
                                       ========   ========   ========   =======

Basic earnings per common share:
   From continuing operations ........ $   0.22   $   0.17   $   0.29   $  0.39
   From discontinued operations ......       -        0.05      (0.00)     0.09
                                       --------   --------   --------   -------
                                       $   0.22   $   0.22   $   0.29   $  0.48
                                       ========   ========   ========   =======

Cash dividends per common share ...... $     -    $     -    $   0.15   $  0.15
                                       ========   ========   ========   =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

            Condensed Consolidated Statements of Comprehensive Income

(In thousands, except                        For the               For the
 per share results)                     Three Months Ended     Six Months Ended
(Unaudited)                                  March 31              March 31
--------------------------------------------------------------------------------
                                         2007       2006       2007      2006
                                                As Restated,        As Restated,
                                                 See Note 1          See Note 1
                                       -----------------------------------------
Net income ........................... $  2,846   $  2,885   $  3,719  $  6,225
  Foreign currency translation
     adjustment ......................     (716)       471     (1,327)    1,593
  Change in unrealized loss on
     cash flow hedges, net of taxes ..      (60)       154        (65)      241
                                       --------   --------   --------  --------
  Net other comprehensive (loss)
     income ..........................     (776)       625     (1,392)    1,834
                                       --------   --------   --------  --------
Comprehensive income ................. $  2,070   $  3,510   $  2,327  $  8,059
                                       ========   ========   ========  ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
                 Condensed Consolidated Statements of Cash Flows

(In thousands)                                                Six Months Ended
(Unaudited)                                                       March 31
--------------------------------------------------------------------------------
                                                             2007       2006
                                                                    As Restated,
                                                                     See Note 1
                                                          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $  3,719    $  6,225
   Adjustments to reconcile net income to net cash
    provided by (used in )operating activities:
       Depreciation ...................................      9,342       8,078
       Stock-based compensation expense ...............        394         297
       Deferred income taxes ..........................     (2,402)     (1,815)
       Undistributed equity in net income of
        unconsolidated affiliates .....................     (1,107)     (1,330)
       Minority interest in income of consolidated
        subsidiary ....................................        362         368
       Provision for bad debts ........................        129         178
       Gain on disposals of property, plant and
          equipment ...................................       (243)         -
       Gain on sale of Custom Steel ...................         -         (246)
       Increase (decrease) in cash resulting
        from changes in:
             Trade accounts receivable ................    (36,271)     (8,955)
             Inventories ..............................     13,502     (36,082)
             Prepaid expenses and other assets ........      2,007      (1,043)
             Accounts payable .........................      8,500       8,352
             Income taxes payable .....................      1,655       3,454
             Accrued liabilities ......................      3,641         985
                                                          --------    --------
Net cash provided by (used in) operating activities ...      3,228     (21,534)
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment .........    (10,125)    (11,809)
   Net cash proceeds from sale of Custom Steel ........         -       17,974
   Proceeds from sale of property, plant and equipment         976          -
                                                          --------    --------
Net cash (used in) provided by investing activities ...     (9,149)      6,165
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .......................     28,978      17,000
   Principal payments on debt and capital
    lease obligations .................................    (15,395)    (17,000)
   Changes in bank overdraft ..........................     (7,413)     (2,614)
   Cash dividends on common stock .....................     (1,959)     (1,941)
   Net issuance of common stock .......................         99         239
   Excess tax benefits from stock options .............         18          52
                                                          --------    --------
Net cash provided by (used in) financing activities ...      4,328      (4,264)
                                                          --------    --------
Effect of exchange rate changes on cash ...............       (216)        374
                                                          --------    --------
Net decrease in cash and cash equivalents .............     (1,809)    (19,259)
Cash and cash equivalents, beginning of year ..........     12,066      30,991
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $ 10,257    $ 11,732
                                                          ========    ========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

  Equipment acquired with capital lease obligations ...   $  1,308    $    -



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                             STEEL TECHNOLOGIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL
    STATEMENTS

The condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of income, comprehensive income and cash flows for the three and six months ended March 31, 2007 and 2006, have been prepared by Steel Technologies Inc. (the Company) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

As discussed in Notes 1 and 22 in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006, the accompanying 2006 condensed consolidated financial statements have been restated. In addition, certain disclosures in the following notes have been restated consistent with the consolidated financial statements. The following table summarizes the effects of the restatement to correct income tax expense for the three and six months ended March 31, 2006 (in thousands):


                   Condensed Consolidated Statement of Income
                    For the Three Months Ended March 31, 2006
                         Summary of Restatement Impacts
               (Unaudited, in thousands, except per share amounts)
--------------------------------------------------------------------------------
                                                         March 31, 2006
                                               ---------------------------------
                                               Previously
                                               Reported (1)      Adj.   Restated
                                               ------------    ------   --------
Minority interest in income of
 consolidated subsidiary                       $     (142)     $  10    $  (132)
Income before income taxes                          3,104         10      3,114
Provision for income taxes                            776         98        874
Income from continuing operations                   2,328        (88)     2,240
Net income                                          2,973        (88)     2,885

Diluted earnings per common share:
 From continuing operations                    $     0.18      $(0.01)  $  0.17
 From discontinued operations                        0.05          -       0.05
                                               ------------    ------   -------
                                               $     0.23      $(0.01)  $  0.22
                                               ============    ======   =======


                   Condensed Consolidated Statement of Income
                     For the Six Months Ended March 31, 2006
                         Summary of Restatement Impacts
               (Unaudited, in thousands, except per share amounts)
--------------------------------------------------------------------------------
                                                         March 31, 2006
                                               ---------------------------------
                                               Previously
                                               Reported (1)      Adj.   Restated
                                               ------------    ------   --------
Minority interest in income of
 consolidated subsidiary                       $     (366)     $  (2)   $  (368)
Income before income taxes                          6,961         (2)     6,959
Provision for income taxes                          1,868        (20)     1,848
Income from continuing operations                   5,093         18      5,111
Net income                                          6,207         18      6,225

Diluted earnings per common share:
 From continuing operations                    $     0.39      $0.00    $  0.39
 From discontinued operations                        0.09          -       0.09
                                               ----------      -----    -------
                                               $     0.47      $0.00    $  0.48
                                               ==========      =====    =======

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


                   Condensed Consolidated Statement of Income
                    For the Three Months Ended March 31, 2006
                       Summary of Reclassification Impacts
                            (Unaudited, in thousands)
--------------------------------------------------------------------------------
                                                        March 31, 2006
                                            ------------------------------------
                                              Previously
                                            Reported (1)(2)   Reclass    Amount
                                            ---------------   -------   --------
Cost of goods sold                             $ 225,829      $ (132)  $255,697
Gross profit                                      12,507         132     12,639
Operating income                                   3,864        (495)     3,369
Minority interest in income of
  consolidated subsidiary                             -         (132)      (132)
Equity in net income of unconsolidated
  affiliates, net                                    627         -          627
Income before income taxes                         3,114         -        3,114



                   Condensed Consolidated Statement of Income
                     For the Six Months Ended March 31, 2006
                       Summary of Reclassification Impacts
                            (Unaudited, in thousands)
--------------------------------------------------------------------------------
                                                        March 31, 2006
                                            ------------------------------------
                                              Previously
                                            Reported (1)(2)   Reclass    Amount
                                            ---------------   -------   --------
Cost of goods sold                             $ 415,012      $ (368)  $414,644
Gross profit                                      24,509         368     24,877
Operating income                                   8,169      (1,108)     7,061
Minority interest in income of
  consolidated subsidiary                             -         (368)      (368)
Equity in net income of unconsolidated
  affiliates, net                                  1,476         -        1,476
Income before income taxes                         6,959         -        6,959


     (1) Previously reported amounts include Custom Steel accounted for as a discontinued operation.
     (2) Previously reported amounts include effect of restatement discussed above.


2.  MERGER AGREEMENT
On February 28, 2007, the Company entered into an Agreement and Plan of Merger with Mitsui & Co. (U.S.A.), Inc. (Mitsui USA) pursuant to which Steel
Technologies and a subsidiary of Mitsui USA will merge with Steel Technologies continuing as the surviving corporation and a wholly owned subsidiary of Mitsui USA following completion of the merger. Under the terms of the merger agreement, at the effective time of the merger, the Company's shareholders will be entitled to receive $30 per share, without interest and less any applicable withholding taxes in an all-cash transaction. The Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the pending merger agreement with Mitsui USA. The transaction remains subject to the receipt of shareholder approval as well as the satisfaction of other closing conditions, including clearance by governmental authorities under the antitrust laws of Mexico. A special meeting of the Company's shareholders has been scheduled on Wednesday, May 30, 2007, to consider and vote on a proposal to ratify, adopt and approve the merger agreement.

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


(In thousands except per
 common share data)                      Three Months Ended    Six Months Ended
(Unaudited)                                March 31, 2006       March 31, 2006
--------------------------------------------------------------------------------

Sales ................................        $244,234              $451,138
Net income ...........................          $3,761                $6,261
Diluted net income per share .........           $0.29                 $0.48
Basic net income per share ...........           $0.29                 $0.48


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

Summarized condensed consolidated income statement information of Custom Steel follows:


(In thousands)                          Three Months Ended    Six Months Ended
(Unaudited)                                  March 31             March 31
--------------------------------------------------------------------------------
                                        2007      2006        2007      2006
                                      ------------------------------------------
Sales ................................  $  -      $ 12,101   $     -    $23,470
Income (loss) before income taxes ....     -           702        (37)    1,423
Income (loss) from continuing
  operations .........................     -           399        (22)      868
Gain on sale, net of income taxes ....     -           246         -        246
Net income (loss) ....................     -           645        (22)    1,114



5.  INVENTORIES
Inventories consists of:

(In thousands)                                         March 31   September 30
(Unaudited)                                              2007         2006
-------------------------------------------------------------------------------
Raw materials ....................................   $  121,165   $  129,427
Finished goods and work in process ...............       45,920       51,840
                                                     ----------   ----------
                                                     $  167,085   $  181,267
                                                     ==========   ==========

                                       10

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES Summarized condensed consolidated income statement information of Mi-Tech Steel, Inc. (Mi-Tech Steel), RSDC of Michigan, L.L.C. (RSDC) and Kasle Metal Processing, LLC (Kasle Metal Processing), 50% owned unconsolidated affiliates, and Delaco-Kasle LLC (Delaco-Kasle Processing) and Ferrolux Metals Co. of Michigan, LLC (Ferrolux Metals), 49% owned unconsolidated affiliates, all accounted for using the equity method of accounting, follows:

(In Thousands)          Three Months Ended            Six Months Ended
(Unaudited)                  March 31                     March 31
-----------------      ---------------------      -----------------------
                         2007         2006          2007           2006
                         ----         ----          ----           ----
Sales                  $96,710      $68,857       $187,962        $136,525
Gross profit            11,849        4,229         22,879           9,472
Net income               4,898        1,256          9,450           2,956


7.  EQUITY BASED COMPENSATION

The Company awarded restricted stock to employees pursuant to the 2006 Restricted Stock Plan (the 2006 Plan). The 2006 Plan authorizes the award of up to 300,000 shares of the Company's Common Stock, no par value, which may be awarded as authorized, but unissued, shares. The terms of any award of shares will be determined by the Compensation Committee in its sole discretion at the time of the award. Unless otherwise specified by the Committee, none of the shares awarded shall be restricted for a period of less than one year or more than ten years. The number of shares which may be awarded to any single employee will not be limited by the 2006 Plan. As of March 31, 2007, there were 223,000 shares remaining to be awarded.

The Company granted incentive stock options to employees to purchase shares at not less than 100% of market value at date of grant or non-qualified stock options at a price determined by the Compensation Committee of the Company's Board of Directors. Generally, options were exercisable at the rate of 20% a year beginning one year from date of grant and expired ten years from the date of grant. As of March 31, 2007, there were 19,950 shares available for granting.

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

As a result of adopting SFAS No. 123(R), the Company recorded stock-based compensation expense included in selling, general and administrative expenses of $208,000 and $394,000 for the three and six months ended March 31, 2007, respectively, compared to $166,000 and $297,000 for the three and six months ended March 31, 2006, respectively. In addition, the Company recognized an income tax benefit of $0 and $39,000 during the three and six months ended March 31, 2007, respectively, compared to $52,000 and $84,000 during the three and six months ended March 31, 2006, respectively. Approximately $0 and $21,000 of this income tax benefit was recorded as a reduction in income tax expense during the three and six months ended March 31, 2007, respectively compared to approximately $15,000 and $32,000 during the three and six months ended March 31, 2006, respectively.

The summary of stock options as of March 31, 2007, and changes during the six months ended March 31, 2007, are presented below.


                                    Shares        Weighted
                                 Outstanding      Average
                                    Under         Exercise
                                    Plans          Price
   --------------------------------------------------------
   Balance, September 30, 2006     338,400        $ 13.30
   Granted                             -              -
   Exercised                        (4,000)         10.49
   Forfeited                        (5,250)         19.60
                                   -------        -------
   Balance, March 31, 2007         329,150        $ 13.24
                                   =======        =======




                      Shares    Weighted    Weighted     Aggregate
                   Outstanding   Average     Average     Intrinsic     Aggregate
                       Under    Exercise   Contractual   Value Per     Intrinsic
                       Plan      Price        Term       Share (1)     Value (1)
--------------------------------------------------------------------------------
Options outstanding
 at March 31, 2007  329,150    $ 13.24    5.00 years   $ 16.34     $5,380,000
Options exercisable
 at March 31, 2007  200,425      10.19    3.83 years     19.39      3,887,000
Options vested and
  expected to vest  329,150      13.24    5.00 years     16.34      5,380,000


     (1) Computed based upon the amount by which the fair market value of the Company's common stock at March 31, 2007, of $29.58 per share exceeded the weighted average exercise price for all shares included in the fully diluted earnings per share calculation.

The total intrinsic value of stock options exercised during the three and six months ended March 31, 2007 was $0 and $39,000, respectively, compared to $169,000 and $395,000, respectively, for the three and six months ended March 31, 2006. All unexercised options expire from 2008 to 2015.

The summary of restricted stock as of March 31, 2007, and changes during the six months ended March 31, 2007 are presented below.

                               Restricted
                                  Stock
                               ----------

Balance, September 30, 2006      80,000
Granted                             -
Exercised                           -
Forfeited                        (3,000)
                                 ------
Balance, March 31, 2007          77,000
                                 ======


Total compensation costs related to nonvested options and restricted stock awards not yet recognized was approximately $1,688,000 at March 31, 2007. We expect to recognize this compensation cost as follows using the graded vesting method over a weighted average period of 1.6 years:



                                       Amount
                                   --------------

         Remainder of fiscal 2007    $  439,000
         2008                           745,000
         2009                           424,000
         2010                            59,000
         2011                            21,000
                                   --------------
         Total                       $1,688,000
                                   ==============


8.  NET INCOME PER COMMON SHARE COMPUTATIONS
The following is a reconciliation of the denominator of the basic and diluted per common share computations:

                                                           Three Months Ended
                                                                March 31
                                                             2007        2006
(In thousands, except per share data)                               As Restated,
(Unaudited)                                                          See Note 1
-----------------------------------------------------   ----------  -----------
Net income from continuing operations ...............   $   2,846   $   2,240
Discontinued operations .............................          -          645
                                                        ----------  ---------
Net income                                              $   2,846   $   2,885
                                                        ==========  ==========
Shares (denominator) used for diluted
   per common share computations:
    Weighted average shares of common  stock
        outstanding .................................      12,982      12,948
    Plus: dilutive effect of stock options ..........         188         153
                                                        ---------   ---------
           Diluted weighted average shares ..........      13,170      13,101
                                                        ---------   ---------
Shares (denominator) used for basic per common
   share computations:
   Weighted average shares of common stock
       outstanding ..................................      12,982      12,948
                                                        ---------   ---------





                                                           Three Months Ended
                                                                March 31
                                                             2007        2006
(In thousands, except per share data)                               As Restated,
(Unaudited)                                                          See Note 1
-----------------------------------------------------   ----------  -----------
Net income per common share data:
    Diluted
       From continuing operations ...................   $    0.22   $    0.17
       From discontinued operations .................          -         0.05
                                                        ---------   ---------
                                                        $    0.22   $    0.22
                                                        =========   =========
    Basic
       From continuing operations ...................   $    0.22   $    0.17
       From discontinued operations .................          -         0.05
                                                        ---------   ---------
                                                        $    0.22   $    0.22
                                                        =========   =========

                                                            Six Months Ended
                                                                March 31
                                                             2007        2006
(In thousands, except per share data)                               As Restated,
(Unaudited)                                                          See Note 1
-----------------------------------------------------   ----------  -----------
Net income from continuing operations ...............   $   3,741   $   5,111
Discontinued operations .............................         (22)      1,114
                                                        ----------  ---------
Net income                                              $   3,719   $   6,225
                                                        ==========  =========
Shares (denominator) used for diluted
   per common share computations:
    Weighted average shares of common  stock
        outstanding .................................      12,980      12,942
    Plus: dilutive effect of stock options ..........         173         151
                                                        ---------   ---------
           Diluted weighted average shares ..........      13,153      13,093
                                                        ---------   ---------
Shares (denominator) used for basic per
   common share computations:
   Weighted average shares of common stock
       outstanding ..................................      12,980      12,942
                                                        ---------   ---------
Net income per common share data:
    Diluted
       From continuing operations ...................   $    0.28   $    0.39
       From discontinued operations .................       (0.00)       0.09
                                                        ---------   ---------
                                                        $    0.28   $    0.48
                                                        =========   =========
    Basic
       From continuing operations ...................   $    0.29   $    0.39
       From discontinued operations .................       (0.00)       0.09
                                                        ---------   ---------
                                                        $    0.29   $    0.48
                                                        =========   =========

Outstanding options of 80,250 and 7,500 shares were excluded from the diluted earnings per common share calculation for the three ans six months ended March 31, 2007 and 2006, respectively, because the exercise price of the options was greater than the average market price of the Company's stock.

9.  RELATED PARTIES
The Company has various  transactions  with its  unconsolidated  affiliates (see
Note 6). Both the Company and its unconsolidated affiliates buy and sell products and services at prevailing market prices from each other. Equity in the net income of unconsolidated affiliates and management fee income are also included in net income of the Company.

A summary of transactions between the Company and its unconsolidated affiliates during the three and six months ended March 31, 2007 and 2006 follows:


(In thousands)                      Three Months Ended         Six Months Ended
(Unaudited)                              March 31                 March 31
-----------------                   ---------------------   --------------------
                                      2007         2006         2007       2006
                                      ----         ----         ----       ----
Sales to unconsolidated affiliates   $ 1,523       $ 894      $ 2,450    $ 2,013
Purchases from Mi-Tech Steel             462         330          676        871
Equity in net income of
   unconsolidated affiliates           2,443         627        4,713      1,476


Accounts receivable from unconsolidated affiliates was $2,118,000 and $741,000 as of March 31, 2007 and September 30, 2006, respectively, and accounts payable to unconsolidated affiliates was $199,000 and $235,000 as of March 31, 2007, and September 30, 2006, respectively.

The Company has also recorded sales of $3,442,000 and $5,908,000 for the three and six months ended March 31, 2007, respectively, for scrap products sold to a company owned by a director of the Company compared to sales of $3,295,000 and $6,679,000, respectively, during the three and six months ended March 31, 2006. Accounts receivable associated with these sales were $2,559,000 and $1,084,000 as of March 31, 2007, and September 30, 2006, respectively. Management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2006, the Audit Committee reviewed and approved these transactions. The Company has the ability to continue or cease selling scrap steel to this company at any time.

10.  CONTINGENCIES
A customer who previously filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code has filed a preference action against its suppliers including the Company. This customer alleges that they made approximately $10,500,000 of payments to the Company during the 90 days preceding their filing date. While the outcome of this matter cannot be predicted at this time, the Company believes that it has meritorious defenses with respect to this customer's claim that these payments meet the legal definition of preference payments. We intend to vigorously defend our position.

11. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF 06-03 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)". EITF 06-03 requires that any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer should be presented on a gross
(included in revenues and costs) or a net (excluded from revenues) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The requirements of EITF 06-03 were effective for us beginning January 1, 2007. The Company presents such taxes on a net basis. Therefore, the adoption of EITF 06-03 did not have a material impact on our financial position, results of operations or cash flows.

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

12.  SUBSEQUENT EVENTS
On April 27, 2007, the Company's Board of Directors declared a semi-annual cash dividend of $0.15 per share payable on May 22, 2007, to shareholders of record as of May 7, 2007.

    Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

When used in the following discussion, the words "estimates," "expects," "intends," "anticipates," "believes" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to the following factors:
     o the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Mitsui USA;
     o the outcome of any legal proceedings that may be instituted against us and others in connection with the merger;
     o the inability to complete the merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to consummation of the merger;
     o    the failure of the merger to close for any other reason;
     o the timing of the closing of the merger and receipt by shareholders of the merger consideration;
     o risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger;
     o the effect of the announcement of the merger on our customer, supplier and other business relationships, operating results and business generally;
     o the amount of the costs, fees, expenses and charges related to the merger, including the possibility that the merger agreement may be terminated under circumstances that require us to pay Mitsui USA a termination fee of $13,910,759 and up to $1,500,000 of the costs incurred by Mitsui USA in connection with the merger agreement;
     o    competitive factors such as pricing and availability of steel;
     o cyclical demand in the steel industry, specifically in the automotive market;
     o    our ability to make and integrate acquisitions;
     o our inability to obtain sufficient capital resources to fund our operations and our growth;
     o    risk of business interruptions affecting automotive manufacturers;
     o    changes in the exchange rate of the Mexican peso; and
     o    reliance on key customers.

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

For the three months ended March 31, 2007, income from continuing operations was $2,846,000 or $0.22 per diluted share, up 27% from income from continuing operations of $2,240,000 or $0.17 per diluted share posted in the second quarter last year. For the quarter, we incurred after-tax expenses of $552,000 or $0.04 per share related to our announced merger transaction with a subsidiary of Mitsui & Co., Ltd. Income from discontinued operations for the second quarter of 2007 was negligible, compared with $645,000 or $0.05 per diluted share in the same period last year. The Company's net income for the quarter was $2,846,000 or $0.22 per diluted share, unchanged from the second quarter last year. Sales for the quarter were $251,501,000, 6% above the year earlier period. The increases in sales and income from continuing operations were driven by higher average selling prices and increased volumes.

For the second fiscal quarter ended March 31, 2007, equity in the net income of our unconsolidated joint ventures was $2,443,000, up approximately $1,816,000 from the same period last year. Our joint venture companies continue to be an important part of our growth strategy.

Our inventory levels decreased by $1,838,000 during our second quarter. We continue to aggressively manage our inventory to match demand. We have continued to invest our capital in improving productivity and quality throughout our operations to ensure that we have the most efficient and modern steel processing facilities in North America. During the first six months of fiscal 2007, we spent approximately $10,125,000 on capital projects, primarily associated with our Juarez, Mexico greenfield expansion. We expect to invest an additional $9,875,000 in capital projects over the remainder of fiscal 2007.

Financial Highlights (in thousands except per common share data and percentages)
--------------------------------------------------------------------------------



                                 For the Three Months Ended March 31
                                         2007             2006
                                                      As Restated,
                                                       See Note 1
                                  ----------------  ----------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- -------    --------
Sales                            $251,501  100.0%   $238,336  100.0%       6 %
Gross profit                       14,854    5.9      12,639    5.3       18
Selling, general and
   administrative expenses         11,239    4.5       9,274    3.9       21
Operating income                    3,854    1.5       3,369    1.4       14



                                  For the Three Months Ended March 31
                                         2007             2006
                                                      As Restated,
                                                       See Note 1
                                  ----------------  ----------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- -------    --------

Interest expense, net               1,913    0.8         750    0.3      155
Equity in net income of
   unconsolidated affiliates, net   2,443    1.0         627    0.3      290
Income from continuing
   operations before income taxes   4,187    1.7       3,114    1.3       34
Discontinued operations                -     0.0         645    0.3     (100)
Net income                          2,846    1.1       2,885    1.2       (1)
Diluted earnings per common share
   from continuing operations       $0.22              $0.17              29
Diluted earnings per common share   $0.22              $0.22              (0)
Cash dividends per common share     $  -               $  -               -

Other data
----------
Average days sales outstanding      50.0               45.9                9
Inventory turnover                   5.7                5.8               (2)
Return on equity (annualized)        4.2%               4.5%              (7)






                                   For the Six Months Ended March 31
                                        2007               2006
                                                       As restated,
                                                        See Note 1
                                  ----------------  ----------------
                                            % of              % of         %
(Unaudited)                        Actual   Sales    Actual   Sales      Change
--------------------------------- -------- -------  -------- -------    --------
Sales                            $452,317  100.0%   $439,521  100.0%       3 %
Gross profit                       25,128    5.6      24,877    5.7        1
Selling, general and
   administrative expenses         20,756    4.6      17,822    4.1       16
Operating income                    4,615    1.0       7,061    1.6      (35)
Interest expense, net               3,700    0.8       1,210    0.3      206
Equity in net income of
   unconsolidated affiliates, net   4,713    1.0       1,476    0.3      219
Income from continuing
   operations before income taxes   5,266    1.2       6,959    1.6      (24)
Discontinued operations               (22)  (0.0)      1,114    0.3     (102)
Net income                          3,719    0.8       6,225    1.4      (40)
Diluted earnings per common share
   from continuing operations       $0.28              $0.39             (28)
Diluted earnings per common share   $0.28              $0.48             (42)
Cash dividends per common share     $0.15              $0.15              -

Other data
----------
Average days sales outstanding      55.6               48.5               15
Inventory turnover                   5.1                5.4               (6)
Return on equity (annualized)        2.7%               4.7%             (43)


Results of Operations
---------------------

     Sales
     -----
     We posted net sales of $251,501,000 for the second quarter ended March 31, 2007, an increase of 6% from the $238,336,000 recorded for the second fiscal quarter ended March 31, 2006. Shipments of company-owned steel products in the second quarter of fiscal 2007 were 314,000 tons, a 2% increase from the second quarter of fiscal 2006. The average selling price of company-owned steel products increased approximately 3%.

     Our sales for the six months ended March 31, 2007 were $452,317,000, up 3% from the $439,521,000 of sales recorded for the six months ended March 31, 2006 of . Tons shipped in the first six months of fiscal 2007 decreased 3% compared to the first six months of fiscal 2006. Average selling prices of steel for the first six months of fiscal 2007 increased approximately 6% compared to fiscal 2006.

     Our   acquisition  of  Kasle  Steel   acquired  in  May  2006   contributed
     approximately $5,263,000 and $9,296,000 of sales for the three months and six months ended March 31, 2007, respectively.

     Per the terms of an agreement with our largest customer, we grant a rebate based on volume, and we are entitled to receive credit against the rebate for a percentage of the cost savings that we generate. We reduced revenue during calendar year 2006 by the estimated maximum possible annual rebate obligation. During the three months ended December 31, 2006, we reduced our estimated rebate obligation accrued through September 30, 2006, by approximately $1,000,000 in accordance with Emerging Issues Task Force Issue (EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer On December 3, 1999", as we successfully demonstrated to our customer that we had provided them with cost savings that exceeded this amount. This rebate reduction increased our first quarter net income by $645,000, or $0.05 per diluted share. As of the quarter ending March 31, 2007 and going forward, the net rebate with our customer is being finalized and recorded on a quarterly basis.

     Gross profit
     ------------
     Our gross profit margin in the second quarter of fiscal 2007 was 5.9% compared to 5.3% in the second quarter of fiscal 2006. Cost of goods sold increased approximately $10,950,000, or 5%, in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, due primarily to a $7,666,000 increase in our cost of materials sold and a $4,389,000 increase associated with the Kasle Steel acquisition. This cost increase was partially offset by a delivery cost decrease of $932,000 due primarily to higher levels of freight collect shipments. The remaining decrease of $173,000 in cost of goods sold in the second quarter of fiscal 2007 versus the second quarter of fiscal 2006 resulted primarily from higher volume spread over certain fixed manufacturing expenses.

     Our gross profit margin was 5.6% in the first six months of fiscal 2007 compared to 5.7% in the first six months of fiscal 2006. Our cost of goods sold increased approximately $12,545,000, or 3%, in the first six months of fiscal 2007 compared to the first six months of fiscal 2006, due primarily to a $5,210,000 increase in our cost of materials sold and a $7,962,000 increase associated with the Kasle Steel acquisition. This cost increase was partially offset by a decrease of $1,829,000 in delivery costs primarily from higher levels of freight collect shipments. The remaining costs of goods sold in the first six months of fiscal 2007 increased by $1,202,000 compared to the first six months of fiscal 2006 as lower volume spread over certain fixed manufacturing expenses adversely affected production cost efficiencies.

     Selling, general and administrative expenses
     --------------------------------------------

     Selling, general and administrative costs were $11,239,000 for the three months ended March 31, 2007, compared to $9,274,000 for the three months ended March 31, 2006. The increase is primarily attributable to $1,083,000 of additional expenses associated with the acquisition of Kasle Steel and $813,000 of additional expenses associated with our announced merger transaction with a subsidiary of Mitsui & Co., Ltd.

     Selling, general and administrative costs were $20,756,000 for the six months ended March 31, 2007, compared to $17,822,000 for the six months ended March 31, 2006. The increase is primarily attributable to $2,202,000 of additional expenses associated with the acquisition of Kasle Steel and $813,000 of additional expenses associated with our announced merger transaction with a subsidiary of Mitsui & Co., Ltd.

     We continue to actively manage and rationalize the level at which we add selling, general and administrative expenses to our cost structure.

     Interest expense
     ----------------

     Our net interest expense for the second quarter of fiscal 2007 increased to $1,913,000 from $750,000 for the second quarter of fiscal 2006 due to additional debt associated with the Kasle Steel acquisition and higher interest rates on variable rate debt during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.

     Net interest expense for the first six months of fiscal 2007 increased to $3,700,000 from $1,210,000 for the first six months of fiscal 2006. The increase is primarily attributable to additional debt associated with the Kasle Steel acquisition and higher interest rates on variable rate debt during the first six months of fiscal 2007 compared to the first six months of fiscal 2006.

     Equity in net income of unconsolidated affiliates
     -------------------------------------------------

     Our share of the income of unconsolidated affiliates was $2,443,000 and $4,713,000 for the first three and six months of fiscal 2007, respectively, compared to $627,000 and $1,476,000 in 2006, respectively. Kasle Steel's three unconsolidated affiliates contributed approximately $1,749,000 and $3,657,000 to equity in net income of unconsolidated affiliates for the three and six months ended March 31, 2007, respectively.

     Our unconsolidated affiliates reported $96,710,000 and $187,963,000 in sales for the first three and six months of fiscal 2007, respectively, an increase of 40% and 38% compared to 2006, respectively. Kasle Steel's three unconsolidated affiliates posted approximately $23,575,000 and $47,651,000 in sales for the three and six months ended March 31, 2007, respectively. Our unconsolidated affiliates continue to play an important role in our North American platform, and growth of our joint ventures is a key part of our overall strategy as we expand our position with large national customers.

     Income tax expense
     ------------------

     Our effective income tax rate was approximately 32.0% and 28.1%, respectively, for the second quarters of fiscal 2007 and 2006. For the six months of fiscal 2007 and 2006 our effective income tax rate was 29.0% and 26.6%, respectively. The increase between years is attributable to an increase in net income in the United States and Canada, which is taxed at a higher tax rate than our Mexico income.


     Discontinued Operations
     -----------------------

     We completed the sale of all the capital stock of our Custom Steel subsidiary to ARI (see Note 4 of our Notes to Condensed Consolidated Financial Statements) on March 31, 2006.

     Summarized condensed consolidated income statement information of Custom Steel follows:


(In thousands)                          Three Months Ended    Six Months Ended
(Unaudited)                                  March 31             March 31
--------------------------------------------------------------------------------
                                        2007      2006        2007      2006
                                      ------------------------------------------
Sales ................................  $  -      $ 12,101   $     -    $23,470
Income (loss) before income taxes ....     -           702        (37)    1,423
Income (loss) from continuing
  operations .........................     -           399        (22)      868
Gain on sale, net of income taxes ....     -           246         -        246
Net income (loss) ....................     -           645        (22)    1,114


Liquidity and Capital Resources
-------------------------------

As of March 31, 2007, we had $221,923,000 of working capital, we maintained a current ratio of 3.2:1 and our total debt was 34% of capitalization. In periods of economic expansion and increased demand for our products, our working capital requirements generally increase. Conversely, in periods of economic contraction and reduced demand for our products, our working capital requirements decrease.

Average days sales outstanding to customers was 50 days for the three months ended March 31, 2007, compared to 46 for the three months ended March 31, 2006. We expect average days sales outstanding to remain consistent in our third quarter compared to our second quarter of fiscal 2007. Average days inventory increased to 64 days for the three months ended March 31, 2007, compared to 62 days for the three months ended March 31, 2006. We expect average days inventory to approximate 65 days during our third quarter of fiscal 2007.

Our average payment days to suppliers was 27 days as of March 31, 2007, compared to 26 days as of March 31, 2006. We expect average payment days to suppliers to remain consistent in our third quarter compared to our second quarter of fiscal 2007.

Cash provided by operations during the first six months of fiscal 2007 was $3,228,000, compared to cash used in operations of $21,534,000 during the first six months of fiscal 2006.

Our increased operating cash flows resulted from changes in working capital offset by lower net income.

We decreased inventory by $13,502,000 during the first six months of fiscal 2007 to match current demand. Accounts payable increased by $8,500,000 related to the timing of our inventory purchases, and our accounts receivable increased by $36,271,000 during the first six months of fiscal 2007 compared to fiscal 2006 primarily due to increased sales in the latter portion of the second quarter.

Capital expenditures for the first six months of fiscal 2007 totaled approximately $10,125,000. We continue to expand production capacity to serve the growing needs of customers, invest in information systems to improve quality and service to our customers and invest in automation to improve productivity and efficiency. For fiscal 2007, we expect to spend approximately $20,000,000 on capital improvements to our facilities.

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

In connection with the sale of Custom Steel, we agreed to indemnify ARI for any payments they make for liabilities incurred by Custom Steel prior to March 31, 2006. The indemnification provisions for most liabilities expire on March 31, 2008, and they require the buyer to incur at least $75,000 in aggregate liabilities before a claim can be asserted. Indemnification provisions for certain liabilities, primarily taxes, expire with applicable statutes of limitations, and the remaining provisions, primarily environmental, do not have a stated expiration. We have not recorded any liabilities for these indemnifications since management has determined that none are probable. We will receive $750,000 from escrow at various times prior to September 30, 2007, to the extent there are no indemnification claims made by ARI.

We maintain an equity investment of $25,744,000 in our 90%-owned Mexican subsidiary. We expect to finance any additional required investment in our Mexican operations with cash, local borrowings and / or available funds from our bank line of credit.

Translation of our Mexican subsidiary's financial statements from local currency to the U.S. dollar subjects us to exposure from fluctuating currency exchange rates. The relative stability of the Mexican peso and the large percentage of U.S. dollar denominated transactions of our Mexican subsidiary mitigate this exposure to a large extent. We historically have not used derivative financial instruments to manage our foreign currency exchange rate risk. We include foreign currency transaction gains (losses) in our sales as incurred. Foreign currency transaction gains were $350,000 and $517,000 for the three and six months ended March 31, 2007, respectively, compared to foreign currency transaction losses of $774,000 and $1,095,000 during the three and six months ended March 31, 2006, respectively.

We  maintain  50% equity  investments  in Mi-Tech  Steel,  RSDC and Kasle  Metal
Processing. We hold 49% equity investments in Delaco-Kasle Processing and Ferrolux Metals. Though we do not expect to make additional equity contributions to these unconsolidated affiliates, Kasle Steel has guaranteed debt obligations of $2,500,000 for Kasle Metal Processing. These guarantees are proportionate to the obligations of the other equity investors in Kasle Metal Processing. Cash flows from operations and existing credit facilities are expected to meet the liquidity needs of these unconsolidated affiliates.

Distributions from our unconsolidated affiliates are not, and are not expected to be, a material source of liquidity for us. Operating agreements require our unconsolidated affiliates, with the exception of Mi-Tech Steel, to make periodic minimum distributions to their members. Though Mi-Tech Steel's board of directors may authorize cash distributions, such distributions are restricted by one of Mi-Tech Steel's loan agreements to 15% of Mi-Tech Steel's net income in any fiscal year.

We issued $50,000,000 in unsecured senior notes on October 21, 2004, comprised of $10,000,000 of 5.33% Series A Senior Notes due October 21, 2011, and $40,000,000 of 5.75% Series B Senior Notes due October 21, 2014. The notes have an average term of 9.4 years and a blended interest rate of 5.67%. We used proceeds from the notes to reduce borrowings on our revolving credit facility.

We have a $135,000,000 unsecured revolving credit facility that matures October 2010. Upon our meeting certain requirements, we can request our existing banking group to expand our revolving credit facility availability to $200,000,000. We can elect to pay interest on the facility at various floating rates, none of which is greater than the banks' prime rate. At March 31, 2007, we had $79,000,000 of borrowings outstanding under the revolving credit.

We borrow under our revolving credit facility as needed to fund our operating and investing activities described above. During the first six months of fiscal 2007, we borrowed $28,978,000 to fund our working capital needs and we paid down $15,395,000 of debt from operating cash flows. We had outstanding checks of $6,204,000 as of March 31, 2007, that may result in additional line of credit borrowings if our bank accounts do not have sufficient funds when these checks are presented to the bank.

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

A customer who previously filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code has filed preference actions against its suppliers including us. This customer alleges that they made approximately $10,500,000 of payments to us during the 90 days preceding their filing date. While the outcome of this matter cannot be predicted at this time, we believe that we have meritorious defenses with respect to this customer's claim that these payments meet the legal definition of preference payments. We intend to vigorously defend our position.

On February 28, 2007, we entered into an Agreement and Plan of Merger with Mitsui & Co. (U.S.A.), Inc. (Mitsui USA) pursuant to which we and a subsidiary of Mitsui USA will merge with Steel Technologies continuing as the surviving corporation and a wholly owned subsidiary of Mitsui USA following completion of the merger. Under the terms of the merger agreement, at the effective time of the merger, our shareholders will be entitled to receive $30 per share, without interest and less any applicable withholding taxes in an all-cash transaction. The Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the pending merger agreement with Mitsui USA. The transaction remains subject to the receipt of shareholder approval as well as the satisfaction of other closing conditions, including clearance by governmental authorities under the antitrust laws of Mexico. A special meeting of our shareholders has been scheduled on Wednesday, May 30, 2007, to consider and vote on a proposal to ratify, adopt and approve the merger agreement.

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

On April 27, 2007, our Board of Directors declared a semi-annual cash dividend of $0.15 per share payable on May 22, 2007, to shareholders of record as of May 7, 2007.

Related Party Transactions
--------------------------

We have various transactions at prevailing market prices with unconsolidated affiliates (see Note 9 of our Notes to Condensed Consolidated Financial Statements).

We sell scrap steel products at prevailing market prices to a company owned by Stuart N. Ray, a director of Steel Technologies (see Note 9 of our Notes to Condensed Consolidated Financial Statements). Our management reports these transactions to the Audit Committee of the Board of Directors as frequently as requested by the Committee, but at least annually. Most recently, in April 2006, the Audit Committee reviewed and approved these transactions. We have the ability to continue or cease selling scrap steel to this company at any time.

Impact of Recently Issued Accounting Pronouncements
---------------------------------------------------

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF 06-03 "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)". EITF 06-03 requires that any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer should be presented on a gross
(included in revenues and costs) or a net (excluded from revenues) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The requirements of EITF 06-03 were effective for us beginning January 1, 2007. We present such taxes on a net basis. Therefore, the adoption of EITF 06-03 did not have a material impact on our financial position, results of operations or cash flows.

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

Application of Critical Accounting Policies
-------------------------------------------

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions. We monitor and evaluate our estimates and assumptions on an ongoing basis.

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

Allowance for Doubtful Accounts Receivable
------------------------------------------

Our accounts receivable balances represent those amounts that we have billed to our customers but have not yet collected. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments at a level considered appropriate based on historical and other factors that affect collectibility. These factors include historical trends of write-offs, sales, recoveries and credit losses, the monitoring of portfolio credit quality, and current and projected economic and market conditions. Additional allowances may be required if the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments in accordance with previously established terms. We write off uncollectible accounts receivable against the allowance for doubtful accounts receivable when our management determines that the probability of payment is remote and collection efforts have ceased.

Long-Lived Assets
-----------------

We depreciate or amortize long-lived assets with estimable useful lives to their residual values over their useful lives in proportion to the economic value consumed. We review the carrying value of our long-lived assets for impairment whenever changes in events and circumstances indicate that the carrying amount of the assets may not be recoverable. If an evaluation were required, we would compare the estimated future undiscounted cash flows associated with an asset to the asset's carrying value to determine if a write-down to market value or undiscounted cash flows value is required. Future changes in circumstances, cash flow estimates and estimates of fair value could affect the valuations.

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

We record sales returns and allowances as reductions to sales, and we set reserves based on historical experience and current customer activities. Shipping and handling fees billed to customers are included in sales, and shipping and handling costs that we incur are included in cost of goods sold.

We record rebates as reductions to sales based on each of the underlying revenue transactions that result in progress by the customer toward earning the rebates. If the expected amount of rebates to be awarded cannot be reasonably estimated, we record as reductions to sales the maximum potential amount of rebate that could be awarded.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

To mitigate a portion of the market risk on our variable rate debt, we entered into an interest rate swap contract with a major financial institution on June 20, 2005 that matures in September 2008. Under the terms of the contract, we receive a LIBOR based variable interest rate and we pay a fixed interest rate of 4.31% on a notional amount of $30,000,000. The variable interest rate we receive on the contract is determined based on the three month LIBOR rate, which is consistent with the variable rate determination on the underlying debt.

We have not experienced any material change during the six months ended March 31, 2007, from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended September 30, 2006.

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

We made no changes in our internal control over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           Part II - Other Information

                              Item 1A. Risk Factors

Reference is made to the factors set forth in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 other than as set forth in Part I, Item 2 of this Form 10-Q and below.

Our Business Could Be Adversely Affected If The Pending Merger Is Not Completed.

On February 28, 2007, we entered into the merger agreement with Mitsui USA. There is no assurance that the merger agreement and the merger will be approved by our shareholders, and there is no assurance that the other conditions to the completion of the merger will be satisfied. In connection with the merger, we will be subject to certain risks, including the following:

     o the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common stock;

     o certain costs relating to the merger, such as legal and financial advisory fees, are payable by us whether or not the merger is completed;

     o the restrictions on the conduct of our business prior to the completion of the merger, requiring us to conduct our business only in the ordinary course, subject to specific limitations, which may delay or prevent us from undertaking business opportunities that may arise pending completion of the merger;

     o under certain circumstances, if the merger is not completed, we may be required to pay Mitsui USA a termination fee of $13,910,759 and up to $1,500,000 of the costs incurred by Mitsui USA in connection with the merger agreement;

     o there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of their time and resources; and

     o uncertainty about the effect of the merger may adversely affect our relationships with our employees, customers, suppliers and other persons with whom we have business relationships.

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




Dated:  May 8, 2007

                                  EXHIBIT 31.1
                CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradford T. Ray, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended March 31, 2007;

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


Date: May 8, 2007

/s/ Bradford T. Ray
--------------------
Bradford T. Ray
Chief Executive Officer

                                  EXHIBIT 31.2
                CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger D. Shannon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Steel Technologies Inc. for the fiscal quarter ended March 31, 2007;

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

Date: May 8, 2007

/s/ Roger D. Shannon
---------------------
Roger D. Shannon
Chief Financial Officer

                                  EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Bradford T. Ray, Chief Executive Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2007:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Bradford T. Ray
                                                      -------------------
                                                      Bradford T. Ray
                                                      Chief Executive Officer
                                                      Date: May 8, 2007

                                  EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
             PURSUANT TO TITLE 18, UNITED STATES CODE, SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Title 18, United States Code,  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, I, Roger D. Shannon, Chief Financial Officer of Steel Technologies Inc., (the Company) certify, to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2007:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                      /s/ Roger D. Shannon
                                                      ---------------------
                                                      Roger D. Shannon
                                                      Chief Financial Officer
                                                      Date: May 8, 2007